Form 10-Q
period 1994-03-31
ANTHONY INDUSTRIES INC
filed 1994-05-13
CIK 6720

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1994                Commission File No. 1-4290

                            ANTHONY INDUSTRIES, INC.

             (exact name of registrant as specified in its charter)

DELAWARE                                                95-2077125

(State of Incorporation)                  (I.R.S. Employer Identification No.)

4900 South Eastern Avenue
Los Angeles, California                                                 90040

(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (213) 724-2800

Former name, former address and former fiscal year, if changed since last report:

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes X
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1994.

Common Stock, par value $1                                    11,235,474 Shares

                          FORM 10-Q QUARTERLY REPORT
                        PART - 1 FINANCIAL INFORMATION

Item 1. Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
     (In thousands except for per share figures)
                     (Unaudited)

                                        Three months
                                       ended March 31
                                     -------------------
                                       1994       1993(a)
                                     -------------------
Net sales                            $109,735    $97,976
Other income                              368        393
                                     --------    -------
                                      110,103     98,369

Costs and expenses
  Cost of products sold                83,053     73,329
  Selling, G&A expenses                24,766     21,911
  Interest expense                      1,574      1,760
                                     --------    -------
                                      109,393     97,000

Pretax income                             710      1,369
Provision for income taxes                250        480
                                     --------    -------

NET INCOME                               $460       $889
                                     ========    =======

PER SHARE

  Net Income                             $.04       $.08

  Cash dividend                          $.11      $.105

Average shares outstanding             11,342     11,178

(a) Shares and per share figures have been retroactively adjusted for the 5% stock dividend paid in December 1993.


See notes to financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)

                                                March 31   December 31
                                                  1994        1993
                                              (Unaudited)
                                              -----------  -----------
                                                    (thousands)
Assets
- - ------

Current Assets
  Cash and cash equivalents                       $3,692       $5,860
  Accounts receivable, less allowances of
    $4,378 in 1994 and $7,262 in 1993             95,505       90,056
  Inventories
    Finished goods                                57,658       55,322
    Work in process                                9,535        8,985
    Raw materials                                 23,715       24,164
                                                --------     --------
                                                  90,908       88,471
    Less LIFO reserve                              6,377        6,096
                                                --------     --------
                                                  84,531       82,375

  Deferred taxes                                   6,875        6,392
  Prepaid expenses and other current assets        3,877        3,073
                                                --------     --------
     Total current assets                        194,480      187,756

Property, Plant and Equipment                    123,835      122,085
  Less allowance for depreciation                 73,920       71,991
                                                --------     --------
                                                  49,915       50,094

Intangibles, principally goodwill                 15,609       15,829
Other                                              3,251        3,600
                                                --------     --------
     Total Assets                               $263,255     $257,279
                                                ========     ========

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)

                                                  March 31      December 31
                                                    1994           1993
                                                 (Unaudited)
                                                 -----------    -----------
                                                         (thousands)
Liabilities and Shareholders' Equity
- - ------------------------------------

Current Liabilities
  Bank loans                                       $  6,687       $  6,288
  Accounts payable                                   26,995         25,144
  Accrued payroll and related                        17,194         17,442
  Other accruals                                     16,709         14,378
  Current portion of long-term debt                   6,934          6,724
                                                 ----------     ----------

  Total current liabilities                          74,519         69,976

Long-Term Debt                                       88,743         87,271
Deferred Taxes                                       11,283         11,376

Commitments and Contingencies

Shareholders' Equity
  Preferred Stock $1 par value, authorized
  12,500,000 shares, none issued
Common Stock, $1 par value, authorized
  $40,000,000 shares, issued shares -
  11,697,805 in 1994 and 11,681,393 in 1993          11,698         11,681
Additional paid-in capital                           57,012         56,863
Retained earnings                                    30,120         30,895
Employee Stock Ownership Plan and
  stock option loans                                 (3,359)        (3,361)
Treasury shares at cost, 469,681 shares              (3,993)        (3,993)
Cumulative translation adjustments                   (2,768)        (3,429)
                                                 ----------     ----------

    Total Shareholders' Equity                       88,710         88,656

                                                 ----------     ----------
    Total Liabilities and Shareholder's Equity     $263,255       $257,279
                                                 ==========     ==========

See notes to financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)

                                                             Three months
                                                            ended March 31
                                                              (Unaudited)
                                                           ------    ------
                                                            1994      1993
                                                           ----------------
                                                              (thousands)
Operating Activities
  Net income                                               $  460    $  889
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                           2,296     2,344
    Deferred taxes                                           (576)      318
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                    (5,449)   (5,185)
      (Increase) decrease in inventories                   (2,156)      929
      (Increase) decrease in prepaid expense and other
         current assets                                      (266)      682
      Increase in accounts payable                          1,851       964
      Increase in payroll, taxes and other accruals         2,621     2,150
                                                           ------    ------

Net cash provided by (used in) operating
  activities                                               (1,219)    3,091

Investing Activities
  Property, plant & equipment expenditures                 (1,880)   (1,421)
  Disposals of property, plant & equipment                     37        83
  Other items, net                                             48      (346)
                                                           ------    ------

  Net cash used in investing activities                    (1,795)   (1,684)

Financing Activities
  Borrowings under long-term debt and revolving
    lines of credit                                         5,328
  Payments of long-term debt and revolving
    lines of credit                                        (3,646)   (1,829)
  Dividends paid                                           (1,235)   (1,164)
  Net increase in short-term bank loans                       399     1,495
                                                           ------    ------

Net cash provided by (used by) financing activities           846    (1,498)
                                                           ------    ------

Net decrease in cash and cash equivalents                  (2,168)      (91)

Cash and cash equivalents at beginning of year              5,860     2,123
                                                           ------    ------

Cash and cash equivalents at end of period                 $3,692    $2,032
                                                           ======    ======

Supplemental disclosure of cash flow information:
  Interest paid                                            $  818    $1,118
  Income taxes paid                                           826       220
                                                           ------    ------
                                                           $1,644    $1,338
                                                           ======    ======

See notes to financial statements.

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - Long-Term Debt Dividend Restrictions

The $60 million revolving credit line is subject to an agreement which among other things, restricts amounts available for payment of cash dividends by the Company. As of March 31, 1994, retained earnings of $5.1 million were free of such restrictions.


NOTE 3 - Change in Method of Accounting for Cash Equivalents

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under Statement 115, debt securities that the Company has both the positive intent and ability to hold to maturity may be carried at amortized cost. All of the Company's cash equivalents are debt securities and are classified as "hold-to-maturity." The adoption of Statement 115 had no effect on the Company's financial position or results from operations.

NOTE 4 - Commitments and Contingencies

The Company is subject to various legal actions and proceedings in the normal course of business. While the ultimate outcome of these matters cannot be predicted with certainty, management does not believe these matters will have a material adverse effect on the Company's financial position or results from operations.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A.  Comparative First Quarter Results of Operations

Consolidated net sales for the first quarter of 1994 increased 12%, to $109.7 million from $98.0 million in the year-earlier period. Net income for the quarter was $460,000, or 4 cents a share, down from $889,000 or 8 cents a share in 1993.

Net sales of the Recreational Products Group for the first quarter increased $8.8 million, to $69.9 million from $61.1 million in the prior year. The increase in sales was largely the result of new products and markets entered into recently. Shipments of K2 Exotech in-line skates were delivered in the first quarter on a worldwide basis as initial orders from customers were filled. Improved sales of snowboards and Norway-produced alpine skis also contributed to the improved quarter. In its first full quarter since its acquisition by the Company, shipments of Proflex full-suspension mountain bikes and accessories were made in the U.S. and Europe. A contribution to increased sales was also the result of increased demand for several new shirt styles and jackets introduced by Hilton for the ad specialty and imprint markets. Finally, an improvement in the economy has helped increase pool and remodel sales in the East Coast, Florida and Texas. The Industrial Products Group reported sales of $39.8 million, up $2.9 million from the prior years total of $36.9 million, due to sales gains in utility light poles and industrial building products partially offset by lower sales of paperweaving monofilaments.

Cost of goods sold increased $9.7 million from the year-ago period. The 1994 period included approximately $2.0 million of costs incurred in the development and installation of production processes capable of producing cap skis for sale under the K2, Olin, and Pre brands. These conversion costs appear to be substantially completed. The remaining increase in cost of goods sold was primarily volume-related, however, the quarter also included the favorable impact of lower costs incurred in the manufacture of active wear, jackets and flotation devices and in the construction of swimming pools. Selling, general and administrative expenses as a percent of sales increased slightly during the period. Interest expense declined $358,000 due to lower interest rates, which was partially offset by an increase of $172,000 on $10.7 million of higher average borrowings. Pretax income declined $659,000, from $1.4 million in the prior year, reflecting the impact of the cap ski production conversion costs which more than offset the volume and manufacturing gains obtained.

B.  Financial Condition

Cash used by operations for the three months ended March 30, 1994 was $1.2 million as compared with cash provided by operations of $3.1 million in the corresponding quarter a year ago. The change in cash flow was primarily the result of an increase in inventories from the acquisition of Girvin in October of 1993. Consistent with prior years, the allowance for doubtful items decreased as a result of a seasonal reduction in the allowance for volume discounts.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         (c) At the Annual Meeting of the Stockholders of the Company held May 5, 1994, the following action was taken:

              (1)  Election of directors:
                       Myron P. Anthony, 9,060,816 votes for, 622,032 votes withheld;
                       B.I. Forester, 9,097,114 votes for, 585,734 votes withheld;
                       R.L. Goldberg, 9,088,911 votes for, 593,937 votes withheld.

              (2)  1994 Incentive Stock Option Plan:
                   7,005,882 votes for, 1,031,727 votes against, 157,919 votes abstaining, 1,487,320 broker nonvotes.

              (3) Ratification of Ernst & Young as the Company's independent auditors:
                   9,522,825 votes for, 80,695 votes against, 79,328 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                 None
         (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended March 31, 1994.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ANTHONY INDUSTRIES,INC.
                                                (registrant)

Date:  May 12, 1994                        /s/ Bernard I. Forester
                                           -----------------------
                                           B.I. Forester
                                           Chairman and Chief Executive



Date:  May 12, 1994                        /s/ John J. Rangel
                                           ------------------
                                           John J. Rangel
                                           Senior Vice President - Finance