Form 10-Q
period 1994-06-30
ANTHONY INDUSTRIES INC
filed 1994-08-15
CIK 6720

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1994   Commission File No. 1-4290

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

                                              Yes X
                                                  -
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1994.

Common Stock, par value $1                                     11,244,855 Shares

            FORM 10-Q QUARTERLY REPORT PART- 1 FINANCIAL INFORMATION

Item 1. Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)

                   In thousands except for per share figures)
                                  (Unaudited)

                                           Three months                             Six months
                                           ended June 30                           ended June 30
                                 -------------------------------            -----------------------------
                                   1994                1993 (a)               1994              1993 (a)
                                 --------             ---------             ---------           --------

Net sales                        $131,765              $112,867             $241,500            $210,843
Other income                          725                   427                1,093                 820
                                 --------              --------             --------            --------
                                  132,490               113,294              242,593             211,663

Costs and expenses
  Cost of products sold            95,295                82,844              178,348             156,173
  Selling, G&A expenses            27,797                22,708               52,563              44,619
  Interest expense                  1,694                 1,478                3,268               3,238
                                 --------              --------             --------            --------
                                  124,786               107,030              234,179             204,030

Pretax income                       7,704                 6,264                8,414               7,633
Provision for income taxes          2,695                 2,190                2,945               2,670
                                 --------              --------             --------            --------
NET INCOME                       $  5,009              $  4,074             $  5,469            $  4,963
                                 ========              ========             ========            ========

PER SHARE

Net income                       $    .44              $    .36             $    .48            $    .44

Cash dividend                    $    .11              $   .105             $    .22            $    .21

Average shares outstanding         11,336                11,190               11,336              11,190

(a) Shares and per share figures have been retroactively adjusted for the 5% stock dividend paid in December 1993.

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)

                                                                 June 30                       December 31
                                                                   1994                            1993
                                                                (Unaudited)
                                                               ------------                    ------------
                                                                                (thousands)
              Assets
              ------

Current Assets
  Cash and cash equivalents                                      $  5,835                        $  5,860
  Accounts receivable, less allowances of
    $4,618 in 1994 and $7,262 in 1993                              98,864                          90,056
  Inventories
    Finished goods                                                 62,987                          55,322
    Work in process                                                 8,233                           8,985
    Raw materials                                                  25,443                          24,164
                                                                 --------                        --------
                                                                   96,663                          88,471
    Less LIFO reserve                                               6,373                           6,096
                                                                 --------                        --------
                                                                   90,290                          82,375

  Deferred taxes                                                    5,287                           6,392

  Prepaid expenses and other current assets                         4,012                           3,073
                                                                 --------                        --------
    Total current assets                                          204,288                         187,756

Property, Plant and Equipment                                     126,515                         122,085
  Less allowance for depreciation                                  76,256                          71,991
                                                                 --------                        --------
                                                                   50,259                          50,094

Intangibles, principally goodwill                                  15,887                          15,829
Other                                                               3,157                           3,600
                                                                 --------                        --------
   Total Assets                                                  $273,591                        $257,279
                                                                 ========                        ========

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)

                                                                 June 30                       December 31
                                                                   1994                            1993
                                                                (Unaudited)
                                                               ------------                    ------------
                                                                               (thousands)

Liabilities and Shareholders' Equity
- ------------------------------------

Current Liabilities
  Bank loans                                                     $  5,399                        $  6,288
  Accounts payable                                                 28,030                          25,144
  Accrued payroll and related                                      18,949                          17,442
  Other accruals                                                   17,872                          14,378
  Current portion of long-term debt                                 6,941                           6,724
                                                                 --------                        --------
  Total current liabilities                                        77,191                          69,976

Long-Term debt                                                     92,115                          87,271
Deferred taxes                                                     11,284                          11,376

Shareholders' Equity
  Preferred Stock $1 par value, authorized
   12,500,000 shares, none issued
  Common Stock, $1 par value, authorized
    $40,000,000 shares, issued shares -
    11,714,536 in 1994 and 11,681,393 in 1993                      11,715                          11,681
  Additional paid-in capital                                       57,156                          56,863
  Retained eamings                                                 33,893                          30,895
  Employee Stock Ownership Plan and
    stock option loans                                             (3,453)                         (3,361)
  Treasury shares at cost, 469,681 shares                          (3,993)                         (3,993)
  Cumulative translation adjustments                               (2,317)                         (3,429)
                                                                 --------                        --------
  Total Shareholders' Equity                                       93,001                          88,656

                                                                 --------                        --------
  Total Liabilities and Shareholder's Equity                     $273,591                        $257,279
                                                                 ========                        ========

See notes to financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)

                                                                                (Unaudited)
                                                                                 Six months
                                                                                ended June 30
                                                                ----------------------------------------------
                                                                         1994                      1993
                                                                --------------------         -----------------
                                                                                  (thousands)
Operating Activities
  Net income                                                           $ 5,469                   $ 4,963
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                      4,878                     4,608
      Deferred taxes                                                     1,013                       694
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable                               (8,808)                   (4,534)
        (Increase) in inventories                                       (7,915)                   (1,301)
        (Increase) decrease in prepaid expense and other
          current assets                                                  (939)                    1,137
        Increase in accounts payable                                     2,886                     2,609
        Increase (decrease) in payroll, taxes and
          other accruals                                                 5,001                      (125)
                                                                       -------                   -------
Net cash provided by operating activities                                1,585                     8,051
                                                                       -------                   -------
Investing Activities
  Property, plant & equipment expenditures                              (4,391)                   (3,599)
  Disposals of property, plant & equipment                                  41                        48
  Other items, net                                                       1,039                      (802)
                                                                       -------                   -------
Net cash used in investing activities                                   (3,311)                   (4,353)

Financing Activities
  Borrowings under long-term debt and revolving
    lines of credit                                                      8,747                     2,113
  Payments of long-term debt and revolving
    lines of credit                                                     (3,686)                     (500)
  Dividends paid                                                        (2,471)                   (2,331)
  Net (decrease) in short-term bank loans                                 (889)                   (1,362)
                                                                       -------                   -------
Net cash provided by (used by) financing activities                      1,701                    (2,080)
                                                                       -------                   -------
Net increase (decrease) in cash and cash equivalents                       (25)                    1,618

Cash and cash equivalents at beginning of year                           5,860                     2,123
                                                                       -------                   -------
Cash and cash equivalents at end of period                             $ 5,835                   $ 3,741
                                                                       =======                   =======
Supplemental disclosure of cash flow information:
 Interest paid                                                         $ 3,159                   $ 3,323
 Income taxes paid                                                       1,932                     2,010
                                                                       -------                   -------
                                                                       $ 5,091                   $ 5,333
                                                                       =======                   =======

See notes to financial statements.

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - Borrowings

On July 22, 1994, the Company increased its unsecured revolving credit facility from $60 million to $70 million and extended its due date one year to June 28, 1997. All other terms and conditions of the facility remained unchanged.

The $70 million revolving credit line is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of June 30, 1994, retained earnings of $6.5 million were free of such restrictions.

NOTE 3 - Adoption of Statement of Accounting Standards No. 115 for Cash Equilvalents

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A.  Comparative Second Quarter Results of Operations

Record sales and earnings were achieved for the second quarter of 1994. Net income for the quarter rose 23% to $5.0 million, or 44 cents a share, from $4.1 million, or 36 cents a share in the year-earlier period. Sales advanced 17% to $131.8 million from $112.9 million in 1993.

Net sales of the Recreational Products Group increased 16% to $86.5 million from $74.3 million in the prior year. The increase in sales was broadly based, with improvements reported by each business in the Group. Increased pool construction in the Northeast, Florida and Texas together with strong demand for pool remodeling were the driving factors in the growth at the Anthony swimming pool business. The successful worldwide introduction of K2 Exotech in-line skates and continued growth in snowboard sales spurred the sales improvement at K2, which experienced a slight decline in global ski shipments because of weaknesses in the European economies. Growth at Shakespeare fishing tackle and Stearns was due to strong support from mass merchants, particularly for Ugly Stik fishing rods and recreational flotation devices, and new model introductions of activewear to the ad specialty business improved Hilton's sales. Sales of the group also benefited 3% from the inclusion of Proflex full-suspension mountain bikes and Girvin accessories. The bike and accessories business was aquired in late 1993.

Sales of the Industrial Products Group advanced 17% to 45.3 million from $38.6 million in the prior year. The Shakespeare Monofilament division reported higher sales due to strong demand for its paperweaving monofilaments. Simplex benefited from higher sales of its Thermo-ply, Barricade and Finestone building products as housing starts rose during the period. Sales of fiberglass light poles, utility poles and ornamental poles continued to increase.

Cost of sales as a percent of sales declined to 72.3% from 73.4% in the year ago period. Fishing tackle, active wear, flotation devices and building products were manufactured more efficiently as a result of continued process improvement. This favorable impact on earnings was partially offset by significant raw material cost increases incurred in the manufacture of certain paper-based building products. Selling, general and administrative expenses increased $5.1 million over the prior year primarily reflecting an increase in selling-related expenses incurred to support the higher sales volume. Interest expense, benefiting only slightly from lower interest rates rose $234,000 on $14.5 million of higher average borrowings. Pretax income increased $1.4 million reflecting the impact of the higher sales volume described above.

B.  Comparative Six-Month Results of Operations

Net sales for the six months ended June 30, 1994 increased $30.7 million to $241.5 million as compared with the prior year. Net income of $5.5 million, or 48 cents a share, advanced from the $5.0 million, or 44 cents a share, reported in 1993.

Net sales of the Recreational Products Group increased 13% to $156.3 million from $135.3 million in the 1993 period. Worldwide shipments of snowboards and K2 Exotech in-line skates accounted for a large increase in sales at the ski business. Soft demand for snow skis in Europe only partially offset the increases reported of these products. Swimming pool sales and the remodel business both increased in the Northeast, Florida and Texas regions during the
period.   New product introductions at Hilton Active Apparel and Stearns largely accounted for the overall sales increases in these businesses. Sales of Ugly Stik fishing rods to domestic mass merchants boosted the Shakespeare fishing tackle business. Sales of the Group also benefited 3% from inclusion of
Proflex full-suspension mountain bikes and Girvin accessories. The Industrial Products Group reported sales of $85.2 million, up 13% from prior year's total
of $75.5 million.   The improvement was primarily due to sales gains in
residential and industrial building products, fiberglass light poles and European paperweaving monofilaments and textile monofilaments.

Cost of sales as a percent of net sales was comparable to the prior year's period. The current year included over $2.0 million of costs incurred in the development of the processes and equipment to manufacture cap skis for sale under the K2, Olin and Pre brands. Significant raw material cost increases were also incurred in the latter part of the period in the manufacture of certain buildings products. Offsetting these cost increases were improvements implemented in the manufacture of active wear, personal flotation devices and monfilaments. The increase in selling, general and administrative expenses was primarily volume-related. Higher average borrowings of $12.5 million, incurred to finance the seasonal working capital requirements to support the higher sales volume, increased interest expense by $403,000. However, a reduction in worldwide interest rates, principally in the first quarter, produced a virtual offsetting benefit of $373,000.

Pretax income increased $781,000 reflecting the net effect of the increased volume and improved manufacturing efficiencies, previously described, reduced by the significant nonrecurring cap ski conversion costs and higher raw material building product costs.

C.  Financial Condition

Cash provided by operations for the six months ended June 30, 1994 was $1.6 million as compared with $8.1 million in the prior year. The reduction reflected the increased seasonal working capital required to fund the higher sales, the new products and the new Proflex and Girvin bicycle and component business. Consistent with prior years, the allowance for doubtful items decreased as a result of a seasonal reduction in the allowance for volume discounts.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         10(i) First Amendment to the Credit Agreement dated as of June 28,
               1994 between Anthony Industries, Inc. the Banks, and Bank of America National Trust and Savings Association as a Bank and as Agent for the Banks

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended June 30, 1994.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ANTHONY INDUSTRIES, INC.
                                                       (registrant)

Date:  August 12, 1994                           /s/ Bernard I. Forester
                                                 -----------------------
                                                 B.I. Forester
                                                 Chairman and Chief Executive



Date:  August 12, 1994                           /s/ John J. Rangel
                                                 ------------------
                                                 John J. Rangel
                                                 Senior Vice President - Finance