Form 10-Q
period 1994-11-11
ANTHONY INDUSTRIES INC
filed 1994-11-14
CIK 6720

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1994             Commission File No. 1-4290

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

                                              Yes X
                                                  -
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1994.

Common Stock, par value $1                                 11,248,386 Shares

                          FORM 10-Q QUARTERLY REPORT
                        PART - 1 FINANCIAL INFORMATION


Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
   (In thousands except for per share figures)
           (Unaudited)

                                              Three months ended          Nine Months ended
                                                 September 30                September 30
                                             -------------------------------------------------
                                                 1994     1993(a)          1994       1993(a)
                                             ---------------------      ----------------------
Net sales                                    $127,863     $113,963       $369,363     $324,806
Other income                                      101          276          1,194        1,096
                                             --------  -----------      ---------  -----------
                                              127,964      114,239        370,557      325,902

Costs and expenses
  Cost of products sold                        93,387       83,537        271,735      239,710
  Selling, G&A expenses                        25,668       23,379         78,231       67,998
  Interest expense                              1,937        1,502          5,205        4,740
                                             --------  -----------      ---------  -----------
                                              120,992      108,418        355,171      312,448

Pretax income                                   6,972        5,821         15,386       13,454
Provision for income taxes                      2,440        2,040          5,385        4,710
                                             --------  -----------      ---------  -----------

NET INCOME                                     $4,532       $3,781        $10,001       $8,744
                                             ========  ===========      =========  ===========

PER SHARE

  Net income                                     $.40         $.34           $.88         $.78

  Cash dividend                                  $.11        $.105           $.33        $.315

Average shares outstanding                     11,343       11,211         11,343       11,211


(a) Shares and per share figures have been retroactively adjusted for the 5% stock dividend paid in December 1993.


See notes to financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)

                                                         September 30    December 31
                                                             1994            1993
                                                         (Unaudited)
                                                         ------------    -----------
                                                                  (thousands)

                     Assets
                     ------
Current Assets
  Cash and cash equivalents                                     $5,067         $5,860
  Accounts receivable, less allowances of
   $4,838 in 1994 and $7,262 in 1993                           105,660         90,056
  Inventories
   Finished goods                                               68,302         55,322
   Work in process                                               9,513          8,985
   Raw materials                                                26,366         24,164
                                                        --------------   ------------
                                                               104,181         88,471
   Less LIFO reserve                                             6,524          6,096
                                                        --------------   ------------
                                                                97,657         82,375

  Deferred taxes                                                 5,158          6,392
  Prepaid expenses and other current assets                      5,571          3,073
                                                        --------------   ------------
    Total current assets                                       219,113        187,756

Property, Plant and Equipment                                  129,358        122,085
  Less allowance for depreciation                               78,422         71,991
                                                        --------------   ------------
                                                                50,936         50,094

Intangibles, principally goodwill                               16,020         15,829
Other                                                            3,393          3,600
                                                        --------------   ------------
  Total Assets                                                $289,462       $257,279
                                                        ==============   ============

See notes to financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)

                                                         September 30      December 31
                                                            1994              1993
                                                         (Unaudited)
                                                        --------------    ------------
                                                                 (thousands)
      Liabilities and Shareholders' Equity
      ------------------------------------
Current Liabilities
     Bank loans                                                $8,570          $6,288
     Accounts payable                                          28,848          25,144
     Accrued payroll and related                               19,402          17,442
     Other accruals                                            17,750          14,378
     Current portion of long-term debt                          6,949           6,724
                                                        --------------    ------------
     Total current liabilities                                 81,519          69,976

Long-Term Debt                                                100,020          87,271
Deferred Taxes                                                 11,284          11,376

Shareholders' Equity
     Preferred Stock $1 par value, authorized
      12,500,000 shares, none issued
     Common Stock, $1 par value, authorized
      $40,000,000 shares, issued shares -
      11,714,536 in 1994 and 11,681,393 in 1993                11,715          11,681
     Additional paid-in capital                                57,156          56,863
     Retained earnings                                         37,188          30,895
     Employee Stock Ownership Plan and
      stock option loans                                       (3,850)         (3,361)
     Treasury shares at cost, 469,681 shares                   (3,993)         (3,993)
     Cumulative translation adjustments                        (1,577)         (3,429)
                                                        --------------    ------------

     Total Shareholders' Equity                                96,639          88,656

                                                        --------------    ------------
     Total Liabilities and Shareholders' Equity              $289,462        $257,279
                                                        ==============    ============



See notes to financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)

                                                                                 (Unaudited)
                                                                                 Nine months
                                                                              ended September 30
                                                                         ----------------------------
                                                                             1994            1993
                                                                         ----------------------------
                                                                                  (thousands)
Operating Activities
   Net income                                                               $10,001           $8,744
   Adjustments to reconcile net income to net cash provided
           by operating activities:
        Depreciation and amortization                                         7,409            6,786
        Deferred taxes                                                        1,142              202
        Changes in operating assets and liabilities:
           (Increase) in accounts receivable                                (15,604)         (18,173)
           (Increase) in inventories                                        (15,282)          (6,608)
           (Increase) decrease in prepaid expense and other
                current assets                                               (2,498)             602
           Increase in accounts payable                                       3,704            5,847
           Increase in payroll, taxes and other accruals                      5,333            2,893
                                                                         -----------      -----------
Net cash provided by (used in) operating activities                          (5,795)             293
                                                                         -----------      -----------

Investing Activities
     Property, plant & equipment expenditures                                (7,561)          (5,319)
     Disposals of property, plant & equipment                                   310               69
     Other items, net                                                           705             (182)
                                                                         -----------      -----------
Net cash used in investing activities                                        (6,546)          (5,432)

Financing Activities
     Borrowings under long-term debt and revolving
         lines of credit                                                     16,666           21,500
     Payments of long-term debt and revolving
         lines of credit                                                     (3,692)          (6,476)
     Dividends paid                                                          (3,708)          (3,500)
     Net increase (decrease) in short-term bank loans                         2,282           (3,237)
                                                                         -----------      -----------
Net cash provided by financing activities                                    11,548            8,287
                                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents                           (793)           3,148

Cash and cash equivalents at beginning of year                                5,860            2,123
                                                                         -----------      -----------
Cash and cash equivalents at end of period                                   $5,067           $5,271
                                                                         ===========      ===========

Supplemental disclosure of cash flow information:
      Interest paid                                                          $4,001           $4,019
      Income taxes paid                                                       4,243            4,109
                                                                         -----------      -----------
                                                                             $8,244           $8,128
                                                                         ===========      ===========


See notes to financial statements.

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - Borrowings

On July 22, 1994, the Company increased its unsecured revolving credit facility from $60 million to $70 million and extended its due date one year to June 28, 1997. All other terms and conditions of the facility remained unchanged.

The $70 million revolving credit line is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of September 30, 1994, retained earnings of $7.5 million were free of such restrictions.

NOTE 3 - Adoption of Statement of Accounting Standards No. 115 for Cash Equivalents

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A.    Comparative third quarter results of operations

Net income for the quarter rose 20% to $4.5 million, or 40 cents a share, from $3.8 million, or 34 cents a share in the year-earlier period. Sales advanced 12% to $127.9 million from $114.0 million in 1993.

Sales for the Recreational Products Group rose 11%, to $86.3 million, from $77.9 million in the prior year. The $8.4 million increase is largely attributable to the extension of K2's, Shakespeare's and Stearns' brands into new products - particularly, in-line skates, fishing reels, kits and combos and wetsuits and rainwear - and to improved sales of Hilton activewear, K2 snowboards and Anthony swimming pools. Sales were also boosted by Girvin's Pro-flex full-suspension mountain bikes, a business purchased in late 1993. Sales of alpine skis, mainly in Europe, declined reflecting the lagging economies in that market.

Sales of the Industrial Products Group advanced 15%, to $41.6 million, from $36.1 million in the prior year. Higher demand for Simplex building products, particularly Thermo-ply, Barricade, and Finestone, sharply higher sales of fiberglass light poles and distribution poles and interest in specialty paperweaving monofilaments contributed to the sales improvement.

Cost of sales as a percent of sales declined slightly from the year ago period. Process improvement has continued to drive down the costs of manufacturing, but this gain was tempered in the third quarter by significant raw material cost increases in the manufacture of paper-based building products. A percentage of these cost increases have since been passed on. Selling, general and administrative expenses, as a percent of sales decreased slightly. Interest expense, while benefiting slightly from lower interest rates rose $435,000 on $15.7 million of higher average borrowings. The additional debt was incurred to finance the growth in new product sales and the acquisition of Girvin Inc. in the fourth quarter of 1993. Pretax income increased $1.2 million reflecting the impact of the higher sales volumes and efficiencies described above.

B.    Comparative Nine- Month Results of Operations

Net sales for the nine months ended September 30, 1994 increased $44.6 million to $369.4 million as compared with the prior year. Net income of $10.0 million, or 88 cents a share, increased from the $8.7 million, or 78 cents a share reported in 1993.

Net sales of the Recreational Products Group increased 14% to $242.6 million from $213.2 million in the 1993 period. Worldwide shipments of K2 snowboards and K2 Exotech in-line skates accounted for a large portion of the increase. Swimming pool sales and the remodel business increased in virtually all regions of the country during the period. New product sales of active apparel, rainwear and wetsuits accounted for the overall sales increases at Hilton and Stearns. Sales of the Group also benefited from the inclusion of Girvin's Pro-flex mountain bikes and accessories. The Industrial Products Group reported sales of $126.8 million, up 14%
from prior year's total of $111.6 million. The improvement was due to sales gains in the residential and industrial building products, fiberglass light and distribution poles and technical paperweaving monofilaments.

Cost of sales as a percent of sales was comparable to the prior year's period. The current year included a continuation of costs incurred in the development of cap skis, for sale under the K2, Olin and Pre brands, a product development program which commenced in late 1993. Cost of sales was also impacted by the higher unit cost of the manufactured cap skis. Significant raw material cost increases were incurred during the latter part of the period in the manufacture of paper-based building products. However, price increases initiated in September have partially offset these higher costs. Cost reductions achieved through process improvement offset the remaining cost increases described above. The increase in selling, general and administrative expenses were primarily volume-related. Higher average borrowings of $13.6 million, incurred to finance the seasonal working capital requirements of the growth in sales of existing and new products, increased interest expense by $675,000. A reduction in worldwide interest rates, principally in the first quarter, produced a benefit of $210,000.

Pretax income increased $1.9 million reflecting the net effect of the increased volume and manufacturing efficiencies, previously described, reduced by the nonrecurring cap ski conversion costs, higher raw material building product costs and higher cost cap skis.

C.   Financial Condition

Cash used by operations for the nine months ended September 30, 1994 was $5.8 million as compared with $293,000 provided in the prior year. The larger cash usage reflected the increased seasonal working capital requirements required to fund the higher sales, the new products and the new Pro-flex and Girvin mountain bike and component business. Consistent with prior years, the allowance for doubtful items decreased as a result of a seasonal reduction in the allowance for volume discounts.

PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits

                      10(i) Amendment dated October 20, 1994 to amended and related employment agreement dated as of December 31, 1991 between the Company and B. I. Forester, filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

                      27      Financial Data Schedule

                 (b)  Reports on Form 8-K

                      There were no reports on Form 8-K filed during the quarter
                      ended   September 30, 1994.



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ANTHONY INDUSTRIES, INC.
                                                       (registrant)

Date:  November 11, 1994                         /s/ Bernard I. Forester
                                                 -----------------------
                                                 B.I. Forester
                                                 Chairman and Chief Executive



Date:  November 11, 1994                         /s/ John J. Rangel
                                                 ------------------
                                                 John J. Rangel
                                                 Senior Vice President - Finance

EXHIBIT 10(i)
- - -------------


          AMENDMENT dated as of October 20, 1994 between Anthony Industries, Inc. (the "Company") and B. I. Forester ("Forester").

          Section 4 of the Agreement dated as of December 31, 1991 between the Company and Forester is hereby amended to read in full as follows:

          "Unless the Employment Period is terminated by the Company for cause pursuant to Section 5(a)(i)(y) hereof, commencing with the first day of the month following the month in which Forester (a) attains age 65 or (b) is no longer employed by the Company on a full-time basis, whichever later occurs, and continuing monthly thereafter during Forester's lifetime, the Company shall pay to Forester an amount equal to (i) 4.6% of Average Accounting Base Compensation (as defined herein), reduced by (ii) the monthly amount received by Forester under the Company's Pension Plan (the "Pension Plan"), or, if Forester receives a lump sum distribution under the Pension Plan, the monthly amount he would have received if his benefit thereunder were being paid as a qualified joint and 50% survivor annuity. If at the time of his death, Forester is receiving or would be (assuming he had left full-time employment as of the date of death) entitled to receive payments pursuant to the preceding sentence, the Company shall pay to Forester's widow (provided that Forester shall not have filed a written notice with the Company to the contrary) a monthly benefit in an amount equal to (i) 4.6% of Average Accounting Base Compensation less (ii) any monthly amount received by Forester's widow under the Pension Plan or, if Forester received a lump sum distribution under the Pension Plan, the monthly amount she would have received under a qualified joint and 50% survivor annuity, commencing on the first day of the month following the month in which Forester dies and ending on the earlier of (x) the date of Forester's widow's death and (y) the completion of a five-year period. For purposes of this Agreement, Average Accounting Base Compensation shall mean the average of the highest three calendar years of Accounting Base Compensation, and Accounting Base Compensation for a calendar year shall mean the sum of Forester's Basic Compensation and incentive compensation awarded in respect of such calendar year. Notwithstanding the foregoing provisions of this Section 4, if Forester terminates the Employment Period in accordance with Section 5(a)(ii) hereof, or if the Company breaches this Agreement, the Company shall pay to Forester within 7 days after the Date of Termination (as defined in Section 5(a)(ii) hereof) or the date of Breach (as defined in Section 6 hereof), as the case may be, in lieu of all payments otherwise due under this Section 4, an amount equal to the Lump-sum Equivalent (as defined herein). The Lump-sum Equivalent shall mean an amount equal to
114.696 times the monthly amount otherwise payable to Forester under this
Section 4, which amount shall be reduced (a) if Forester has not yet attained age 65 as of the Date of Termination or the Date of Breach, as the case may be, by discounting said amount at the rate of 7.5% compounded annually for the period beginning with the first complete month from the date of payment until the first day of the month following the month in which Forester will attain age 65, or (b) if Forester has attained age 66 as of the Date of Termination or the Date of Breach, as the case may be, by reducing the amount of 114.696 to an amount which is twelve times the average of the male and female immediate annuity factors found in the GAM 83 Table, using a 7.5% interest rate, for a person whose age is Forester's age as of the Date of Termination or the Date of Breach, as the case may be."

                                    ANTHONY INDUSTRIES INC.



                                    By  /s/ John J. Rangel
                                        ---------------------------------
                                       John J. Rangel
                                        Senior Vice President - Finance



                                    /s/ B. I. Forester
                                    -------------------------------------
                                        B.I. Forester