Form 10-K405
ANTHONY INDUSTRIES INC
filed 1995-03-31
CIK 6720

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NO. 1-4290

                            ANTHONY INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
               DELAWARE                              95-2077125
       (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER
                                                 IDENTIFICATION NO.)
       4900 SOUTH EASTERN AVENUE
        LOS ANGELES, CALIFORNIA                         90040
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)


                 REGISTRANT'S TELEPHONE NUMBER: (213) 724-2800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             --------------------
         Common Stock, par value $1                       New York Stock Exchange
                                                           Pacific Stock Exchange
  Series A Preferred Stock Purchase Rights                New York Stock Exchange
                                                           Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

INDICATE BY AN "X" WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
PAST 90 DAYS.    YES X.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NONAFFILIATES WAS APPROXIMATELY $126,731,000 AS OF MARCH 15, 1995.

The computation includes as affiliates Myron P. Anthony, Bernard I. Forester and the Employee Stock Ownership Plan of the registrant, described in the proxy statement referred to below, without prejudice to a determination that such persons are nonaffiliates of the registrant for any other purpose under the Securities Act of 1933 or the Securities Exchange Act of 1934.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MARCH 15, 1995.

      Common Stock, par value $1                  11,874,128 shares

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 4, 1995 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FORM 10-K ANNUAL REPORT

                                     PART I

ITEM 1. BUSINESS:

SUMMARY DESCRIPTION AND CHARACTERISTICS

  Anthony Industries, Inc. ("Anthony" or the "Company") is a diversified manufacturer and distributor of brand name sporting goods, specialty active apparel, and other recreational products. In addition, the Company manufactures and distributes selected industrial products. For financial information and a geographic breakdown regarding the recreational and industrial segments, see
Note 11 of Notes to Consolidated Financial Statements, "Segment Data," in Part II, Item 8 of this Form 10K.

  The Company, headquartered in Los Angeles, California, was founded in 1946 as Anthony Pools, Inc. The Company's common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: ANT). Set forth below is a description of the recreational and industrial businesses of the Company.

RECREATIONAL PRODUCTS

  Anthony's Recreational Products segment consists of three product classes: outdoor sporting goods, active & sporting apparel and home recreational products. Total sales for the segment were $332.1 million, $285.5 million and $266.6 million for the years 1994, 1993 and 1992, respectively.

  OUTDOOR SPORTING GOODS. Anthony's outdoor sporting goods are used in a wide variety of sports and sporting activities and are marketed under the following brand names:

      BRAND                     PRODUCT
      -----                     -------
      K2(R)                     alpine skis
      K2(R)                     snowboards
      K2(R)                     in-line skates
      Olin(R)                   alpine skis
      Shakespeare(R)            fishing rods, reels, and fishing kits and combos
      Stearns(R)                personal flotation devices, wetsuits, rainwear
                                and snorkeling equipment
      ProFlex(R)                full-suspension mountain bikes
      Girvin(R)                 flex-stems
      Dana Design(R)            backpacks
      Wilderness Experience(R)  backpacks, apparel

  Sales of outdoor sporting goods accounted for $224.6 million, $192.7 million and $170.8 million during 1994, 1993 and 1992, respectively.

  Skis, snowboards and in-line skates. The Company manufactures its alpine skis in the United States and Norway for sale in North America, Europe and Japan under the K2 and Olin names. K2 snowboards, introduced in 1987, are manufactured by the Company in the United States for sale in the United States, Europe and Japan. K2 in-line skates, introduced in 1994, are manufactured to Company specifications by a vendor in Korea, although certain components, such as wheels, are made in the United States. In-line skates are sold by the Company in the United States, Europe and Japan. The Company manufactures cross-country skis under the name Madshus for a retailer/distributor which owns the name and sells the skis principally in Europe. K2 products are sold by independent sales representatives in the United States, and through independent distributors and/or Company-owned distributors in Europe, to specialty retail shops and to sporting goods chains.

  Fishing Tackle. The Company sells fishing rods, reels, fishing line and fishing kits and combos worldwide through the fishing tackle division of its subsidiary Shakespeare Company ("Shakespeare"). Shakespeare fishing tackle is manufactured principally in the People's Republic of China, although rod components, including blanks for the Ugly Stick fishing rods, are made by the Company in the United States. Certain other products are manufactured to the Company's specifications by vendors in Asia. Shakespeare products are distributed through an in-house marketing staff and through independent sales representatives to mass merchandisers, single-store retailers, and chain stores.

  Water Safety Products. Stearns manufactures and sells flotation vests, jackets and suits ("personal flotation devices"), cold water immersion products, neoprene wetsuits, rainwear and snorkeling equipment, to the recreational industries, the off-shore oil industry, commercial fishermen and other commercial users, both domestically and internationally. Other than rainwear, neoprene wetsuits and snorkeling equipment, which it purchases from suppliers mainly in Asia, Stearns' products are manufactured by it in the U.S. and distributed throughout the world by an in-house marketing staff and independent sales representatives. The laws of the U.S. and most states require that occupants of boats either wear or have available to them personal flotation devices meeting Coast Guard standards. Stearns' personal flotation devices are manufactured to those standards and are subject to rigorous testing for certification by Underwriters Laboratories. International regulations require merchant marine operators and commercial fishermen to equip their fleets with cold water immersion suits, where appropriate. The Company believes that Stearns is the largest manufacturer of personal flotation devices in the United States.

  Mountain Bikes. Girvin, acquired in 1993, designs and distributes full-suspension mountain bikes and components under the Girvin(R), Girvin Flexstem(R), Vector(R), and ProFlex(R) brand names in the United States, Western Europe and Asia. Certain components, particularly front forks, are manufactured by Girvin in the U.S. The mountain bikes are assembled to Girvin's specifications by a vendor in Asia. Girvin distributes its products through an in-house marketing staff and through independent sales representatives to independent bicycle dealers in the U.S., and through distributors internationally.

  Outdoor products. Dana Design and Wilderness Experience ("Wilderness") were acquired by the Company in February 1995 and December 1994, respectively, and their operations have been combined. Dana Design and Wilderness design manufacture and distribute backpacks and specialized outdoor apparel under the Dana Design(R), Wilderness Experience(R) and Wild X(R) brand names domestically. The products are distributed through independent sales representatives to outdoor specialty dealers in the U.S.

  ACTIVE AND SPORTING APPAREL. The Company's Active and Sporting Apparel product class consists of Hilton active wear and K2 ski apparel. Sales of Active and Sporting Apparel accounted for $40.1 million, $34.9 million and $35.3 million during 1994, 1993 and 1992, respectively.

  The Hilton Active Apparel division manufactures and distributes jackets, shirts, fleece tops and other activewear, primarily for use in the screen print and advertising specialty markets which supplies imprinted items (including garments) primarily to corporate buyers. These garments are sold under the Hilton(R) and USA(R) trademarks to advertising specialty customers, embroiderers and screen printers throughout the United States. Hilton sales are generated largely from Hilton Active Apparel's catalogs, through a direct sales force and independent sales representatives. K2 ski apparel is manufactured to K2's specifications by various suppliers, located in Europe and Asia. These garments are sold under the K2 trademark mainly to European dealers and distributors.

  HOME RECREATIONAL PRODUCTS. The Company's Home Recreational Products consist of Anthony pools, pool equipment and Poolsaver swimming pool covers. Sales of Home Recreational Products accounted for $67.4 million, $57.9 million and $60.5 million during 1994, 1993 and 1992, respectively.

  Anthony Pools constructs and remodels residential gunite swimming pools sold directly to consumers, or indirectly through home builders, in five regions in or near major cities in California, Texas, and the eastern seaboard. The division also distributes swimming pool equipment, such as filters and heaters, which are installed on swimming pools built by Anthony or sold to gunite or concrete pool builders under an authorized dealership program in markets not served by Anthony. Replacement parts and equipment are sold by authorized service centers. The Company believes that Anthony Pools is one of the two largest builders of residential gunite swimming pools in the United States. Poolsaver manufactures and installs motorized and hand-operated swimming pool covers sold directly to consumers and pool builders. Sales are made through branches in or near major cities in California and the eastern seaboard and through distributors and dealers in markets in which Poolsaver does not have offices. Poolsaver additionally provides service on existing pool covers through its service organization.

  Several of the trademarks used by the Company's recreational products segment are believed to be recognizable by the consumer and therefore important to facilitating the sales of these products. Such trademarks include Ugly Stik(R) fishing rods, K2(R) skis, snowboards and in-line skates, Olin(R) skis, Stearns(R) flotation devices, Anthony Pools(R), Poolsaver(R) pool covers, Girvin Flexstems(R) and Proflex(R) mountain bikes, Hilton(R) active apparel, and Dana Design(R) and Wilderness Experience(R) backpacks and apparel.

INDUSTRIAL PRODUCTS

  The Company's Industrial Products segment consists principally of extruded thermoplastic monofilaments, fiberglass antennas and light poles and laminated and coated paperboard products. Extruded thermoplastic monofilaments are used by the paperweaving industry and for weed trimmer line applications. Paperboard products are used in residential and commercial construction and industrial packaging. Sales of Industrial Products accounted for $170.3 million, $146.1 million and $135.4 million during 1994, 1993 and 1992, respectively.

  Through the Monofilament division of Shakespeare, the Company manufactures single strand extruded nylon or polymer monofilament in a variety of diameters, tensile strengths and softnesses for use in various applications. Specialized monofilament line is marketed to weavers who manufacture woven "mats" for use by the paper industry in the United States, Europe and South America. The European market is supplied primarily from its manufacturing facility in the U.K. The Monofilament division also supplies weed trimmer line to retailers and original equipment manufacturers in the lawn care market. Fishing line is manufactured by Monofilament and is marketed by Fishing Tackle throughout the United States to retailers and mass merchandisers.

  The Electronics & Fiberglass division of Shakespeare manufactures fiberglass products primarily for the United States market, consisting mainly of utility and decorative light poles and radio antennas for citizen band, marine and military applications. The Company also distributes marine radios and other marine electronics under the Shakespeare brand which are manufactured in Asia to the Company's specifications.

  The Simplex Products division manufactures a wide range of laminated, coated and reinforced paperboard products, which include insulative sheathing marketed under the trademark Thermo-ply(R), container components for fibre drums and flexible packaging paperboard products. These products are sold to the residential and manufactured housing, container and industrial packaging industries. Simplex also sells building products, such as Barricade(R) building wrap principally to residential construction and Finestone(R) coatings principally to the commercial construction industries. Simplex also operates a paper recycling mill which produces chip paperboard primarily used in the manufacture of Thermo-ply and secondarily sold to others in nonconstruction related markets. Most Simplex products must meet rigid performance specifications imposed by regulatory agencies and customers. Insulative sheathing additionally requires national and local building code approvals.

  Sales of industrial products are generally made either directly or through distributors or sales representatives. Except for sales of fibre drum container components and paperweaving monofilaments, sales of industrial products are made to a large number of customers.

COMPETITION

  Anthony believes that it has the leading market share in the United States market for alpine skis, personal flotation devices, paperweaving monofilament, weed trimmer line, fiberglass light poles, laminated and coated paperboard insulative sheathing, marine antennas and full-suspension mountain bikes, motorized pool covers and has one of the two largest market shares for domestic residential gunite swimming pools. The Company also believes that it has one of the leading market shares in fishing tackle in the United Kingdom and Holland and has one of the top five market shares for skis in Germany and Japan. Fewer than ten ski manufacturers and personal flotation device manufacturers account for the majority of shipments worldwide. Six fishing tackle manufacturers account for the majority of the domestic shipments of fishing tackle. A large number of companies compete within the ad specialty market, while five mountain bike manufacturers account for the majority of sales to the independent bike dealers domestically.

  The sporting goods markets are generally highly competitive, with competition mainly centering on product performance, price and rapid delivery. The ski market is also dependent on weather conditions in various geographic regions in the United States, Europe and Japan and on the amount of discretionary income available in the economy.

  The Company's swimming pool business competes with many privately owned and small franchised pool building operations. The swimming pool market is dependent to a large extent on the amount of discretionary income available in the economy, the level of consumer confidence, the availability of consumer credit at reasonable interest rates and on the existence of favorable weather during the pool building season. The pool cover business competes with five manufacturers of pool covers and substitute products in competing industries.

  The Company's industrial products are, in most instances, subject to price competition, ranging from moderate in the marine antenna and monofilament lines to intense for the commodity-type products. Sales growth and stability are dependent to varying degrees upon favorable economic conditions in the domestic housing, container and paper industries. Insulative sheathing products and fiberglass light poles compete with substitute products used for similar purposes.

RAW MATERIALS AND FOREIGN SOURCING

  The recreational products segment has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory. Certain components and finished goods, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of domestic unrest, local economic changes or other conditions in those countries and as a result of increased tariffs and trade difficulties between those countries and other countries in which Company products are manufactured or sold. A major portion of the Company's fishing rods, including its Ugly Stik line, and reels are currently manufactured in the People's Republic of China which trades with the United States under a Most Favored Nation ("MFN") trade status. While the Company believes that alternative sources for its fishing tackle produced in China could be found, maintaining its existing costs of such fishing tackle will depend on these products continuing to be treated under MFN tariff rates, which the U.S. from time to time has threatened to rescind. Early in 1995, the United States threatened trade sanctions against certain products made in China, including fishing rods. Shortly before such sanctions were to have become effective, however, the U.S. agreed not to impose them based on certain representations made by China relating to its future enforcement of intellectual property laws.

  The industrial product segment has not experienced any substantial difficulty in obtaining raw materials, although recycled corrugated scrap paper, a raw material used in the production of insulative sheathing, has become materially more expensive, a trend which the Company expects could continue. At some level this increasing cost could have a material impact on the profitability of this line.

SEASONALITY

  The recreational products segment generally sells to highly seasonal markets. Alpine ski and snowboard sales and sales of active apparel to the advertising specialty markets are strongest in the third and fourth quarters. Sales of personal flotation devices occur primarily in the first and second quarters, whereas those of fishing tackle occur primarily in the first, second and fourth quarters. Mountain bike sales occur primarily in the fourth and first quarters and swimming pool sales occur primarily in the second and third quarters. In fishing tackle, skiing, personal flotation devices and active apparel, the rapid delivery requirements of customers and the seasonality of the business require an investment in significant amounts of inventory in anticipation of and through the selling seasons. Progress payments collected from customers during the construction of swimming pools help avoid utilizing substantial amounts of the Company's cash during the pool construction period. Extended payment terms offered in the fishing tackle, ski, snowboard and personal flotation device industries create seasonally large accounts receivable balances.

  The Company has observed an evolving change in the buying patterns of mass merchant and other sporting goods customers, who are becoming more cautious about pre-season inventories, preferring to accept delivery closer to their retail selling seasons.

  The Company's industrial products segment is mildly seasonal. Sales to the domestic housing, lawn care and marine antenna markets occur more heavily in the first two quarters of the year.

MAJOR CUSTOMERS

  No one customer of the Company accounts for ten percent or more of its consolidated annual net sales. While the Company believes that its customer relationships are excellent, it has two large customers, and the loss of either could have a material impact on the Company's sporting goods business.

RESEARCH AND DEVELOPMENT

  The Company maintains at several of its manufacturing centers decentralized research and development departments which are engaged in development of new products and processes, new uses of raw materials and improvement of products presently being manufactured. Expenditures for Company-sponsored research and development activities at all locations amounted to approximately $6.3 million in 1994, $4.3 million in 1993 and $3.5 million in 1992.

ENVIRONMENTAL FACTORS

  The Company is among several potentially responsible parties named in certain EPA matters involving discharge of hazardous materials at an old waste disposal site. This action seeks primarily cleanup costs. The potential costs related to such matters are not expected to have a material impact on the capital expenditures, equity, earnings or the competitive position of the Company.

EMPLOYEES

  At December 31, 1994 and 1993 the Company and its subsidiaries had approximately 3,700 employees.

ITEM 2. PROPERTIES

  The corporate headquarters of the Company is located in 15,000 square feet of leased office space in Los Angeles, California. The table below provides information with respect to the principal production and distribution facilities utilized by the Company as of December 31, 1994.

                                             OWNED FACILITIES  LEASED FACILITIES
                                             ----------------- -----------------
                                 GENERAL      NO. OF   SQUARE   NO. OF   SQUARE
          LOCATION              CHARACTER    LOCATIONS FOOTAGE LOCATIONS FOOTAGE
          --------              ---------    --------- ------- --------- -------
RECREATIONAL PRODUCTS
  Alabama.................... Production          2    156,000
  California................. Production                            1     25,000
  Illinois................... Distribution                          1     76,000
  Minnesota.................. Distribution
                              and production      1    290,000
  Rhode Island............... Distribution
                              and production                        1     50,000
  South Carolina............. Distribution
                              and production      2    140,000
  Washington................. Distribution
                              and production      1    160,000      1     37,000
  Foreign.................... Distribution
                              and production      3    101,000      6    147,000
                                                ---    -------    ---    -------
                                                  9    847,000     10    335,000
                                                ===    =======    ===    =======
INDUSTRIAL PRODUCTS
  Florida.................... Production          1     73,000
  Michigan................... Production          2    278,000
  South Carolina............. Production          2    484,000
                                                ---    -------
                                                  5    835,000
                                                ===    =======

  The terms of the leases range from one to eight years, and many are renewable for additional periods. The termination of any of the short-term leases would not have a material adverse effect on the Company's operations.

  The Company believes that, in general, its plants and equipment are adequately maintained, in good operating condition and adequate for the Company's present needs. The Company regularly upgrades and modernizes its facilities and equipment and expands its facilities to meet customer requirements.

ITEM 3. LEGAL PROCEEDINGS

  Certain of the Company's products are used in relatively high risk recreational settings and from time to time the Company is named as a defendant in lawsuits asserting product liability claims relating to its sporting goods and recreational products and, in particular, its swimming pools. To date none of these lawsuits has had a material effect on the Company, and the Company does not believe that any lawsuit now pending could reasonably be expected to have such an effect. While the Company maintains product libility insurance coverage, no assurances can be given that such insurance will continue to be available at acceptable prices or that a significant product liability judgment would be covered by such insurance or that such judgment would not exceed the policy limits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     NAME                                          POSITION                          AGE
     ----                                          --------                          ---
Bernard I. Forester       Chairman of the Board and Chief Executive Officer          67
Richard M. Rodstein       President and Chief Operating Officer                      40
Robert E. Doyle           Senior Vice President of the Company and president of
                           Simplex Products                                          48
John J. Rangel            Senior Vice President--Finance                             41
Tony H. Chow              Vice President and Director of Taxes                       47
David G. Cook             Vice President of the Company and president of Stearns     57
Woodrow P.
 Greene                   Vice President--Quality and Process Improvement            50
David H. Herzberg         Vice President of the Company and president of
                           Shakespeare Monofilament                                  52
Marilyn E. Lane           Vice President and Treasurer                               63
Franklin D. Leibow        Vice President of the Company and president of
                           Hilton Active Apparel                                     45
L. Wayne Shealy           Vice President of the Company and president of Shakespeare
                           Electronics & Fiberglass                                  44
Susan E. McConnell        Secretary                                                  51

  Mr. Forester has been Chairman of the Board and Chief Executive Officer for more than the past five years.

  Mr. Rodstein has been President and Chief Operating Officer of the Company for more than the past five years.

  Mr. Doyle has been a Senior Vice President of the Company and president of Simplex Products for more than the past five years.

  Mr. Rangel, a CPA, has been Senior Vice President--Finance for more than the past five years.

  Mr. Chow has been a Vice President of the Company for more than the past five years.

  Mr. Cook has been a Vice President of the Company and president of Stearns for more than the past five years.

  Mr. Greene has been Vice President--Quality and Process Improvement of the Company since January 1, 1993 and Director of Quality and Process Improvement of the Company from May 1991 to December 1992. For more than one year previous to that, Mr. Greene was employed by QualPro, Inc., a quality and process improvement consulting firm.

  Mr. Herzberg has been a Vice President of the Company and president of Shakespeare Monofilament for more than the past five years.

  Mrs. Lane has been Vice President and Treasurer for more than the past five years.

  Mr. Leibow has been a Vice President of the Company since January 1, 1993 and president of Hilton Active Apparel since October 1989.

  Mr. Shealy has been a Vice President of the Company since January 1991 and president of Shakespeare Electronics & Fiberglass since August 1989.

  Mrs. McConnell, a California attorney, has been Secretary of the Company and administrative assistant to the Chief Executive Officer for more than the past five years.

  Officers of the Company are elected for one year by the directors at their first meeting after the annual meeting of shareholders and hold office until their successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKETS

  The Common Stock of the Company is traded on the New York and Pacific Stock Exchanges (symbol: ANT). At March 15, 1995 there were 1,893 holders of record of Common Stock of the Company.

COMMON STOCK PRICES

  The following table sets forth the high and low sales prices of the Common Stock during the Company's two most recent fiscal years:

                                                          DIVIDENDS PER SHARE
                                                          ---------------------
                                      HIGH   LOW   CLOSE    CASH       STOCK
                                     ------ ------ ------ ---------- ----------
   1994
     Fourth......................... 17 3/8 16     16          $.11         5%
     Third.......................... 16 7/8 14 3/8 16 1/4       .105
     Second......................... 15 1/8 13 7/8 14 1/2       .105
     First.......................... 17 1/2 14     15 1/8       .105
   1993
     Fourth......................... 15 1/4 13 3/8 15 1/4      $.105        5%
     Third.......................... 14 7/8 11 7/8 13 3/4       .10
     Second......................... 13 5/8 11 1/8 12 1/8       .10
     First.......................... 12 1/2 10 7/8 12 3/8       .10

--------
Prices and per share figures have been adjusted for stock dividends.

DIVIDENDS

  Quarterly dividends of $.11 were declared on each share of Common Stock during the two most recent years. A 5% stock dividend was declared in the fourth quarter of each of the previous two years and the cash dividend was subsequently paid on the higher number of shares outstanding. The Company is subject to credit agreements which limit its ability to pay cash dividends. As of December 31, 1994, $7.9 million was available for such payments. See Note 5 of Notes to Financial Statements in Part II, item 8 of this Form 10-K for further description of the Company's credit facilities.

Trust Agent, Registrar and Dividend Disbursing Agent for Common Stock

Harris Trust Company of California
601 South Figueroa Street, Ste. 4900
Los Angeles, California 90017

ITEM 6. SELECTED FINANCIAL DATA
RELEVANT DATA HAS BEEN RETROACTIVELY ADJUSTED FOR STOCK DIVIDENDS AND STOCK
SPLITS

                                 FOR THE YEARS ENDED DECEMBER 31
                           ------------------------------------------------
                             1994      1993      1992      1991      1990
                           --------  --------  --------  --------  --------
                           (IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)
Net Sales................. $502,444  $431,640  $402,047  $370,256  $376,611
Income before extraordi-
 nary item................   13,033    11,121     8,521     6,605     2,723(a)
Extraordinary loss on
 early extinguishment of
 debt.....................                                             (988)(b)
                           --------  --------  --------  --------  --------
Net Income................ $ 13,033  $ 11,121  $  8,521  $  6,605  $  1,735
                           --------  --------  --------  --------  --------
Per share:
  Income before extraordi-
   nary item.............. $   1.09  $    .94  $    .73  $    .57  $    .24
  Net income..............     1.09       .94       .73       .57       .15
Dividends
  Cash--per share......... $   .425  $   .405  $   .385  $   .365  $   .348
  Stock...................        5%        5%        5%        5%        5%
                           --------  --------  --------  --------  --------
Average Shares Outstand-
 ing......................   11,919    11,798    11,635    11,577    11,369
                           --------  --------  --------  --------  --------
At December 31............
  Assets.................. $304,414  $257,279  $236,200  $221,650  $220,551
  Short-term debt.........   21,259    13,012    20,840    33,208    27,606
  Long-term debt, net of
   current instalments....  109,921    87,271    68,525    43,451    53,750
  Shareholders' equity....   98,996    88,656    83,598    80,663    78,137

--------
(a) Reflects a restructuring charge of $1.8 million.

(b) Reflects the write-off of unamortized original issue discount, net of tax benefit, relating to the redemption of convertible subordinated debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVIEW OF OPERATIONS: COMPARISON OF 1994 TO 1993

  Net income for 1994 rose 17% to $13.0 million, or $1.09 per share, from $11.1 million, or $.94 per share, in the prior year. Sales advanced 16% to $502.4 million from $431.6 million in 1993.

  In the recreational products group, sales rose $46.6 million, or 16%, to $332.1 million. Fifty percent of the improvement was attributable to the successful introduction of K2's brand of Exotech in-line skates, increased demand worldwide for the K2 snowboard line and inclusion for the full year of the rapidly growing Proflex mountain bike business acquired in October 1993. Growth was also achieved from product extensions and higher overall activity in the swimming pool industry. Of particular significance were fifty-four styles of Hilton jackets, activewear and accessories for the advertising specialty market and new models of Stearns rainwear and wetsuits, all introduced within the prior 24 months, along with several new models of Shakespeare fishing reels, kit and combo series, which were introduced within the last 12 months in the U.S. market. Unit sales of Anthony swimming pools in 1994 increased for the first time since 1988, reflecting higher overall activity within the industry. Sales also benefited from increases in swimming pool remodels. Partially offsetting these gains were lower sales of skis to the economically depressed European and Japanese markets.

  In the industrial products group, sales increased $24.2 million, or 17% to $170.3 million. Over half of the improvement was attributable to the Simplex products business, which benefited from increased sales of Finestone commercial coatings, expanded models of vapor barriers and from improved housing starts and shipments into the Japanese market which drove sales of insulative sheathing to a record level. Improved sales, particularly of fiberglass light poles and composite products and paperweaving monofilaments in the United Kingdom, generated the majority of the sales gains in the other two businesses of the group.

  Costs of goods sold, as a percent of sales, declined in 1994 as compared with the prior year. The resulting improvement in gross profit margin was driven by product mix and gains in efficiency from further applications of the Anthony Improvement Process, particularly at Stearns, Hilton, Shakespeare Monofilament and Simplex. Overall gross profit in dollars also improved despite the significant cost of completing the conversion to cap skis and subsequent lower margins realized in the sale of these higher-cost skis. Margin and gross profit were also unfavorably impacted by the dramatic increase in the cost of recycled corrugated scrap paper, a raw material used in the manufacture of insulative sheathing by Simplex.

  Selling expense increased $8.8 million although as a percent of sales it was comparable to the year-ago period. The increase in selling expense resulted primarily from volume-related increases in the pool business, by the inclusion of the mountain bike business for a full year and increased spending in support of new products in the in-line skate, mountain bike, snowboard and apparel businesses.

  General and administrative expenses increased $7.7 million from the prior year. The increase reflects expenditures for new product development (particularly at K2), a continuation of further investments in systems and personnel to support the growth of the Company, and the inclusion of the mountain bike business for a full year.

  Interest expense increased $1.7 million in 1994. Domestic interest rates accounted for $532,000 of the increase, and a $17.4 million higher level of average borrowings, incurred to acquire and finance the mountain bike business and support the working capital needs of several product lines which exhibited growth in sales, accounted for the remainder.

  Combined operating profit (before interest, corporate expenses and taxes) increased $6.5 million over 1993. In the recreation products group, operating profit rose $3.8 million, or 31%, to $16.0 million. The group benefited from Shakespeare Fishing Tackle's introduction of several new fishing rods, reels and kit and combo series in the U.S. which, combined with lower manufacturing costs abroad, helped to produce record worldwide earnings for the fishing tackle business for the second consecutive year. Sales-related earnings gains also contributed to the group's improvement, particularly from the K2 snowboards and successful introduction of the previously described products of Stearns and Hilton. Partially offsetting these profit gains were a loss incurred by the swimming pool business and the impact of costs incurred in converting the ski plant to the manufacture of cap skis, the resulting increased cost to manufacture the cap skis and the impact of declining sales in the European and Japanese ski markets.

  In the industrial products group, operating profit rose $2.7 million, or 19%, to $16.7 million. The improvement was mainly due to sales-related earnings and efficiency gains at Shakespeare Monofilament and Simplex.

  Income tax expense in 1994 included $600,000 relating to a reclassification of state tax previously recorded as selling and general and administrative expense (See Note 4 of Notes to Consolidated Financial Statements).

REVIEW OF OPERATIONS: COMPARISON OF 1993 TO 1992

  Net income for 1993 rose 31%, to $11.1 million, or $.94 per share, from $8.5 million, or $.73 per share, in the prior year. Sales in 1993 increased 7%, to a record $431.6 million, from the $402.0 million reported in 1992.

  Sales of the recreational products group increased $18.9 million, to $285.5 million for the 1993 year. Favorable weather conditions in the United States and an improvement in the economy in certain regions of the country provided a boost to sales of K2 skis. The popularity of K2 snowboards pushed sales of this product up to nearly double prior years' levels. Sales of Shakespeare fishing tackle in the United States benefited from an increased distribution of Ugly Stik fishing rods, a growing acceptance of the new series of fishing reels introduced and an increase in shipments of fishing line. Several new products introduced by Stearns and Hilton in recent years have gained acceptance by their customers. These include Stearns wetsuits and rainwear and new styles of Hilton jackets and activewear for the ad specialty markets. A focused marketing effort in the pool remodeling business produced attractive gains in this segment of the swimming pool business. The Group also benefited from sales reported by an October 1993 acquisition, Girvin, which distributes and designs full suspension mountain bikes under the ProFlex brand name. Offsetting these gains was the lingering impact of the recession in the Northeast and California, which resulted in lower new pool and pool cover sales, and the European recession and an oversupplied Japanese market, which unfavorably impacted sales of fishing tackle and alpine skis in those markets.

  Sales of the industrial products group increased to $146.1 million, from $135.4 million in the prior year. Increased housing starts and a wider distribution of building products sales in the United States and Japan produced sales gains in Thermo-ply, Finestone and other building products. Sales of fiberglass light poles and ornamental poles increased over the prior year as a result of new product introductions, broader distribution in the marketplace and improved product quality. Sales of monofilaments also contributed to the Group's sales increase.

  Gross profits as a percent of sales declined in 1993, from 26.4% to 25.6%, largely because of the impact of significant costs incurred in the conversion of virtually the entire K2 plant in Washington to cap ski production. These costs are expected to continue into early 1994, until manufacturing efficiencies improve and the converted plant is brought up to capacity production levels. The gross profit percentage decline also reflects the development cost of the K2 in-line skate which, along with the cap ski, is scheduled for initial shipments in early 1994. Other factors affecting the gross profit percentage were largely offsetting: significant cost reductions attained through manufacturing process improvements at Simplex, Monofilament and Electronics and Fiberglass, from which continued benefits are expected to be derived, were offset by higher costs at our distribution businesses in Europe, which arose from the devaluation of European currencies in 1993.

  Selling expense as a percent of sales also declined from the prior year. This resulted largely from the recession-related contraction of sales for fishing tackle and skis in the European market. Partially offsetting this was spending increases at the Hilton activewear business to increase its penetration in new markets and better serve its customers.

  General and administrative expenses increased $1.3 million from 1992. The increase reflects performance-based compensation and the Company's investments in personnel, training and systems for improving the quality of products and services.

  Interest expense declined by a net amount of $1.0 million in 1993. Lower worldwide interest rates produced a benefit of $1.7 million, which was partially offset by $700,000 of higher interest incurred domestically on a $12 million increase in average bank debt arising from higher sales of recreational products.

  Combined operating profit (before interest, corporate expenses and taxes) increased $3.6 million from the prior year. The recreational products group, which reported operating profit of $12.2 million, accounted for a $600,000 increase. Higher domestic sales of fishing tackle and continuing foreign manufacturing cost economies produced record worldwide fishing tackle earnings. Gains were also achieved at Anthony Pools, which significantly narrowed its losses due to a robust aftermarket in remodeling and its ongoing quality and process improvement program, and at Hilton Active Apparel, which benefited from higher overall sales.

Largely offsetting these gains were lower ski earnings resulting from costs incurred in the conversion of the U. S. plant to cap ski production and the development cost of the in-line skate program.

  The industrial products group reported an improvement of $3.0 million in operating profit to $14.0 million for the current year. Earnings of the building products and light pole businesses improved due to increased volume and cost reductions from improvements made in the manufacturing processes. Paperweaving and cutting line earnings improved largely as a result of increased volume.

LIQUIDITY AND SOURCES OF CAPITAL

  The Company's operating activities used $15.7 million of cash during the current year as compared with cash provided of $10.3 million in the prior year. The decrease in cash was due primarily to financing higher levels of accounts receivable and inventories arising from the growth in sales of in-line skates, snowboards, rainwear, wetsuits, fishing tackle and full suspension mountain bikes. In the industrial products group, cash was also used to purchase additional inventories in anticipation of further raw material cost increases.

  Net cash used for investment activities in 1994 decreased to $8.7 million from $12.5 million in 1993. No material commitments for capital expenditures existed at yearend.

  The Company's principal long-term borrowing facility is a $70 million unsecured bank revolving credit line due June 28, 1997. At December 31, 1994, $68.0 million was outstanding under this line. Additionally, the Company had several foreign and domestic short-term lines of credit totaling $40.7 million, of which $18.3 million was outstanding at yearend. Under the long-term facility, the Company is subject to a loan agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of December 31, 1994, retained earnings of $7.9 million were free of such restrictions. The Company also has $40 million of 8.39% unsecured senior notes due in 2004, payable in nine equal annual principal payments beginning in 1996. The notes are subject to agreements which are generally less restrictive than the $70 million bank revolving credit line. For information regarding the Company's interest rate swap agreements, see Note 5 of the Notes to Consolidated Financial Statements.

  The Company anticipates its cash needs in 1995 will be provided from operations, existing credit lines, new borrowings or other public or private market sources.

IMPACT OF INFLATION AND CHANGING PRICES

  The inflation rate, as measured by the Consumer Price Index, has been relatively low in the last few years, and therefore pricing decisions by the Company have largely been influenced by competitive market conditions. The Company uses the LIFO method of inventory pricing for 46% of its inventories, which results in the most recent costs of LIFO-priced inventory being reflected in the income statement. Current costs of the Company's inventories priced on a FIFO basis are also reflected in the income statement because of the relatively high turnover of these inventories.

  Depreciation expense is based on the historical cost to the Company of its fixed assets and therefore is considerably less than it would be if it were based on current replacement cost. While buildings, machinery and equipment acquired in prior years will ultimately have to be replaced at significantly higher prices, it is expected that this will be a gradual process over many years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       STATEMENTS OF CONSOLIDATED INCOME

                                              YEARS ENDED DECEMBER 31
                                    --------------------------------------------
                                         1994           1993           1992
                                    -------------- -------------- --------------
                                    (IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)
Net Sales.........................  $      502,444 $      431,640 $      402,047
Other Income......................           1,578          1,305          1,159
                                    -------------- -------------- --------------
                                           504,022        432,945        403,206
Costs and expenses
  Cost of products sold...........         370,902        321,366        296,006
  Selling expenses................          61,023         52,254         52,199
  General and administrative ex-
   penses.........................          44,283         36,605         35,313
  Interest expense................           7,481          5,759          6,777
                                    -------------- -------------- --------------
                                           483,689        415,984        390,295
                                    -------------- -------------- --------------
Income before provision for income
 taxes............................          20,333         16,961         12,911
Provision for income taxes........           7,300          5,840          4,390
                                    -------------- -------------- --------------
Net Income........................  $       13,033 $       11,121 $        8,521
                                    ============== ============== ==============
Per Share.........................  $         1.09 $          .94 $          .73
                                    ============== ============== ==============


                 See notes to consolidated financial statements

                            ANTHONY INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................ $  7,700  $  5,860
  Accounts receivable less allowances of $8,425 in 1994 and
   $7,262 in 1993..........................................  111,154    90,056
  Inventories, net.........................................  101,742    82,375
  Deferred taxes...........................................    7,928     6,392
  Prepaid expenses and other current assets................    4,324     3,073
                                                            --------  --------
    Total current assets...................................  232,848   187,756
PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements...............................    1,665     1,617
  Buildings and leasehold improvements.....................   26,797    25,367
  Machinery and equipment..................................   99,138    92,356
  Construction in progress.................................    3,859     2,745
                                                            --------  --------
                                                             131,459   122,085
  Less allowance for depreciation..........................   79,095    71,991
                                                            --------  --------
                                                              52,364    50,094
OTHER ASSETS
  Intangibles, principally goodwill, net...................   15,825    15,829
  Other....................................................    3,377     3,600
                                                            --------  --------
    Total Assets........................................... $304,414  $257,279
                                                            ========  ========
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Bank loans............................................... $ 18,341  $  6,288
  Accounts payable.........................................   26,858    25,144
  Accrued payroll and related..............................   18,697    17,442
  Other accruals...........................................   15,788    14,378
  Current portion of long-term debt........................    2,918     6,724
                                                            --------  --------
    Total current liabilities..............................   82,602    69,976
Long-Term Debt.............................................  109,921    87,271
Deferred Taxes.............................................   12,895    11,376
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value, authorized 12,500,000
   shares, none issued
  Common Stock, $1 par value, authorized 40,000,000 shares,
   issued shares--12,322,851 in 1994 and 11,681,393 in
   1993....................................................   12,323    11,681
  Additional paid-in-capital...............................   66,973    56,863
  Retained earnings........................................   28,994    30,895
  Employee Stock Ownership Plan and stock option loans.....   (3,937)   (3,361)
  Treasury shares at cost, 481,059 shares in 1994 and
   469,681 shares in 1993..................................   (4,189)   (3,993)
  Cumulative translation adjustments.......................   (1,168)   (3,429)
                                                            --------  --------
    Total Shareholders' Equity.............................   98,996    88,656
                                                            --------  --------
    Total Liabilities and Shareholders' Equity............. $304,414  $257,279
                                                            ========  ========

                 See notes to consolidated financial statements

                            ANTHONY INDUSTRIES, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                     YEARS ENDED DECEMBER 31
                                                     -------------------------
                                                      1994     1993     1992
                                                     -------  -------  -------
                                                           (THOUSANDS)
OPERATING ACTIVITIES
  Net income........................................ $13,033  $11,121  $ 8,521
  Adjustments to reconcile net income to net cash
   provided by (used in)
   operating activities:
    Depreciation....................................   7,705    8,190    8,687
    Amortization....................................     929      893      966
    Deferred taxes..................................     (17)     515    2,179
    Changes in operating assets and liabilities:
      Accounts receivable........................... (21,098) (10,858) (11,087)
      Inventories................................... (19,367)  (4,092)  (6,838)
      Prepaid expenses and other current assets.....  (1,251)     884   (1,034)
      Accounts payable..............................   1,714    2,584     (800)
      Payrolls and other accruals...................   2,666    1,093     (923)
                                                     -------  -------  -------
  Net cash provided by (used in) operating activi-
   ties............................................. (15,686)  10,330     (329)
                                                     -------  -------  -------
INVESTING ACTIVITIES
  Property, plant and equipment expenditures........ (11,620)  (8,715)  (7,131)
  Disposals of property, plant and equipment........   1,924      304      310
  Purchase of business, net of cash acquired........             (932)
  Other items, net..................................   1,068   (3,108)  (2,260)
                                                     -------  -------  -------
  Net cash used in investing activities.............  (8,628) (12,451)  (9,081)
                                                     -------  -------  -------
FINANCING ACTIVITIES
  Borrowings under long-term debt...................  22,582   21,500   40,000
  Payments of long-term debt........................  (3,738)  (6,534) (10,078)
  Net increase (decrease) in short-term bank loans..  12,053   (5,004) (17,216)
  Exercise of stock options.........................     267      629      222
  Dividends paid....................................  (5,010)  (4,733)  (4,464)
                                                     -------  -------  -------
  Net cash provided by financing activities.........  26,154    5,858    8,464
                                                     -------  -------  -------
Net increase (decrease) in cash and cash equiva-
 lents..............................................   1,840    3,737     (946)
Cash and cash equivalents at beginning of year......   5,860    2,123    3,069
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $ 7,700  $ 5,860  $ 2,123
                                                     =======  =======  =======

                 See notes to consolidated financial statements

                            ANTHONY INDUSTRIES, INC.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                       FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                         -------------------------------------------------------------------------
                                                      EMPLOYEE STOCK
                                 ADDITIONAL           OWNERSHIP PLAN TREASURY  CUMULATIVE
                         COMMON   PAID-IN   RETAINED    AND STOCK     SHARES   TRANSLATION
                          STOCK   CAPITAL   EARNINGS   OPTION LOANS  AT COST   ADJUSTMENTS  TOTAL
                         ------- ---------- --------  -------------- --------  ----------- -------
                                       (IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)
BALANCE AT JANUARY 1,
 1992................... $10,466  $41,727   $35,117      $(2,919)    $(3,993)    $   265   $80,663
  Net income for the
   year 1992............                      8,521                                          8,521
  Exercise of stock op-
   tions................      86      696                   (560)                              222
  Cash dividends, $.385
   per share............                     (4,464)                                        (4,464)
  Stock dividends, 5%,
   plus cash in lieu of
   fractional shares....     499    5,554    (6,062)                                            (9)
  Translation adjust-
   ments................                                                          (1,662)   (1,662)
  Employee Stock
   Ownership Plan,
   amortization and
   partial loan
   repayment............                                     327                               327
                         -------  -------   -------      -------     -------     -------   -------
BALANCE AT DECEMBER 31,
 1992...................  11,051   47,977    33,112       (3,152)     (3,993)     (1,397)   83,598
  Net income for the
   year 1993............                     11,121                                         11,121
  Exercise of stock op-
   tions................      97      828                   (296)                              629
  Cash dividends, $.405
   per share............                     (4,733)                                        (4,733)
  Stock dividends, 5%
   plus cash in lieu of
   fractional shares....     533    8,058    (8,605)                                           (14)
  Translation adjust-
   ments................                                                          (2,032)   (2,032)
  Employee Stock Owner-
   ship Plan, amortiza-
   tion and
   partial loan repay-
   ment.................                                      87                                87
                         -------  -------   -------      -------     -------     -------   -------
BALANCE AT DECEMBER 31,
 1993...................  11,681   56,863    30,895       (3,361)     (3,993)     (3,429)   88,656
  Net income for the
   year 1994............                     13,033                                         13,033
  Exercise of stock op-
   tions................      78      764                   (575)                              267
  Cash dividends, $.425
   per share............                     (5,010)                                        (5,010)
  Stock dividend, 5%,
   plus cash in lieu of
   fractional shares....     562    9,348    (9,924)                                           (14)
  Translation adjust-
   ments................                                                           2,261     2,261
  Repurchase of shares
   and stock option loan
   repayments...........       2       (2)                   303        (196)                  107
  Employee Stock
   Ownership Plan,
   amortization and
   partial loan
   repayment............                                    (304)                             (304)
                         -------  -------   -------      -------     -------     -------   -------
BALANCE AT DECEMBER 31,
 1994................... $12,323  $66,973   $28,994      $(3,937)    $(4,189)    $(1,168)  $98,996
                         =======  =======   =======      =======     =======     =======   =======


                 See notes to consolidated financial statements

                            ANTHONY INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Shakespeare Company, K2 Corporation, Stearns Manufacturing Company and Girvin Inc.

 Cash Equivalents

  Short-term investments (including any debt securities) that are part of the Company's cash management portfolio are classified as cash equivalents and are carried at amortized costs. These investments are highly liquid, are of limited credit risk and have original maturities of three months or less. The carrying amount of cash equivalents approximates market.

 Accounts Receivable and Allowances

  Accounts receivable are the result of the Company's worldwide sales activities. Although the Company's credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. As of December 31, 1994, the Company's receivables from the ski and snowboard industry amounted to 46% of total receivables. The Company performs periodic credit evaluations to manage its credit risk. Allowances include reserves for volume-related discounts of $3,018,000 and $2,712,000 as of December 31, 1994 and 1993, respectively.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined on the LIFO method with respect to approximately 46% and 49% of total inventories at December 31, 1994 and 1993, respectively, Cost was determined on the FIFO method for all other inventories.

 Income Taxes

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of the change on the Company's financial statements was not material. Income taxes have been provided using the liability method. For years prior to 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes," which provided for income taxes using the income statement approach.

 Property, Plant and Equipment

  Property, plant and equipment is recorded at costs. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets.

 Intangibles

  Goodwill arising from acquisitions is amortized on a straight-line basis over a period up to 40 years. Other intangibles are amortized on a straight-line basis over 3 to 15 years. Accumulated amortization of intangibles as of December 31, 1994 and 1993 amounted to $6,004,000 and $5,143,000, respectively. The Company periodically reviews intangibles for impairment of value.

                            ANTHONY INDUSTRIES, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Foreign Currency Translation

  The functional currency for most foreign operations is the local currency. Foreign currency financial statements are converted into United States dollars by translating balance sheet accounts at the current exchange rate at yearend and income statement items at the average exchange rate for the year, with the resulting translation adjustment made to a separate component of shareholders' equity. Transaction gains or losses, other than those related to items deemed to be of a long-term nature, are included in net income in the period in which they occur.

 Advertising Costs

  Advertising costs are generally expensed as incurred. Advertising costs for the years ended December 31, 1994, 1993 and 1992 amounted to $12,943,000, $11,050,000 and $11,263,000, respectively.

 Research and Development

  Research and development costs are charged to expense as incurred. Research and development costs for the years ended December 31, 1994, 1993 and 1992 amounted to $6,298,000, $4,290,000 and $3,538,000, respectively.

 Per Share Data

  Earnings and cash dividends per share data have been retroactively adjusted for stock dividends. Earnings per share were determined by dividing net income by the average outstanding shares, including common stock equivalents and ESOP shares, using the treasury stock method. Common stock equivalents include stock options. Primary earnings per share approximate earnings per share on a fully diluted basis.

NOTE 2--ACQUISITION OF BUSINESSES

  On October 14, 1993, the Company purchased certain assets of Ocean State International, Inc. ("Girvin"). Girvin is a distributor and manufacturer of Proflex full-suspension mountain bikes and Girvin accessories for sale in the U.S. and Europe. On February 4, 1995, the Company purchased Dana Design Ltd., a small manufacturer and distributor of backpacks primarily in the U.S.

NOTE 3--INVENTORIES

  Inventories at December 31 are:

                                                                 1994    1993
                                                               -------- -------
                                                                 (THOUSANDS)
Finished goods................................................ $ 66,900 $55,322
Work in process...............................................    8,788   8,985
Raw materials.................................................   32,216  24,164
                                                               -------- -------
Total at lower of FIFO cost or market (approximates current
 cost)........................................................  107,904  88,471
Less LIFO valuation reserve...................................    6,162   6,096
                                                               -------- -------
                                                               $101,742 $82,375
                                                               ======== =======

                            ANTHONY INDUSTRIES, INC.

NOTE 4--INCOME TAXES

  Pretax income for the years ended December 31 was taxed under the following jurisdictions:

                                                          1994    1993    1992
                                                         ------- ------- -------
                                                               (THOUSANDS)
Domestic................................................ $15,242 $13,631 $11,519
Foreign.................................................   5,091   3,330   1,392
                                                         ------- ------- -------
                                                         $20,333 $16,961 $12,911
                                                         ======= ======= =======

  Components of the income tax provision for the three years ended December 31 are:

                                    1994             1993               1992
                              ---------------- -----------------  ----------------
                              CURRENT DEFERRED CURRENT  DEFERRED  CURRENT DEFERRED
                              ------- -------- -------  --------  ------- --------
                                                 (THOUSANDS)
Federal...................... $5,610   $(760)  $5,575   $(1,095)  $3,375    $ 95
State........................  1,755     (85)   1,020       (85)     720      25
Foreign......................    505     275       (5)      430      195     (20)
                              ------   -----   ------   -------   ------    ----
                              $7,870   $(570)  $6,590   $  (750)  $4,290    $100
                              ======   =====   ======   =======   ======    ====

  The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31 are:

                                                               1994  1993  1992
                                                               ----  ----  ----
                                                                 (PERCENT)
Statutory federal income tax rate............................. 35.0  35.0  34.0
State income tax effect.......................................  5.3   3.6   3.8
U.S. tax effects of foreign earnings.......................... (5.0) (4.5) (2.8)
Other.........................................................   .6    .3  (1.0)
                                                               ----  ----  ----
                                                               35.9  34.4  34.0
                                                               ====  ====  ====

  Deferred tax assets and liabilities are comprised of the following at December 31:

                                                                  1994    1993
                                                                 ------- -------
                                                                   (THOUSANDS)
Depreciation.................................................... $ 7,031 $ 7,010
Trademark amortization..........................................     207     167
Other...........................................................   5,657   4,199
                                                                 ------- -------
  Long-term deferred tax liabilities, net....................... $12,895 $11,376
                                                                 ======= =======
Insurance accruals..............................................   1,967   2,093
Bad debt reserve................................................   1,021     922
Other...........................................................   4,940   3,377
                                                                 ------- -------
  Current deferred tax assets, net.............................. $ 7,928 $ 6,392
                                                                 ======= =======

  Income taxes paid, net of refunds, in the years ended December 31, 1994, 1993 and 1992 were $6.7 million, $5.3 million and $2.2 million, respectively.

                            ANTHONY INDUSTRIES, INC.

NOTE 4--INCOME TAXES--(CONTINUED)

  The income tax provision for the year ended December 31, 1994 includes $600,000 relating to a reclassification of the provision for certain state taxes which have historically been included in selling and general and administrative expense. The Company has elected not to restate the financial statements of any prior years, as such amounts were not material.

  No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since a substantial portion of these earnings has been permanently reinvested. At December 31, 1994, the foreign subsidiaries had unused operating loss carryforwards of approximately $7.5 million, of which approximately $1.8 million expires in 2001 and the remainder carries forward indefinitely. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation allowance has been recognized to offset the deferred tax asset arising from such carryforwards.

NOTE 5--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

  At December 31, 1994, the Company had several foreign and domestic short-term lines of credit totaling up to $40.7 million. The foreign subsidiaries' lines of credit generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries' local currencies. At December 31, 1994, amounts outstanding under such short-term lines of credit (bank loans) were $18.3 million at interest rates ranging from 5.75% to 11.2%. The weighted average interest rates on short-term lines of credit as of December 31, 1994 and 1993 were 6.5% and 7.1%, respectively.

  The principal components of long-term debt at December 31 are:

                                                                 1994    1993
                                                               -------- -------
                                                                 (THOUSANDS)
Notes payable due in nine equal annual principal instalments beginning in 1996 through 2004 with semi-annual interest
 payable at 8.39%............................................  $ 40,000 $40,000
$70 million three-year bank revolving credit line due June
 28, 1997, quarterly interest payments due at LIBOR plus 3/4%
 and a commitment fee of 3/8% on the unused portion of the
 line through June 1997......................................    68,000  50,500
Note payable due in monthly instalments through February 2001 with interest payable monthly at LIBOR plus 1 1/2% (7 1/2%
 at December 31).............................................     4,703
Secured note payable to bank in semi-annual instalments of
 $211,300 including interest at 10% to January 2009--paid in
 full in 1994................................................             3,094
Other debt...................................................       136     401
                                                               -------- -------
                                                                112,839  93,995
Less--amounts due within one year............................     2,918   6,724
                                                               -------- -------
                                                               $109,921 $87,271
                                                               ======== =======

  The principal amount of long-term debt maturing in each of the four years following 1995 is:

                                                     (THOUSANDS)
                                                     -----------
         1996.......................................   $ 4,853
         1997.......................................    70,383
         1998.......................................     4,916
         1999.......................................     4,950

  Interest paid on short- and long-term debt for the years ended December 31, 1994, 1993 and 1992 was $7.5 million, $5.8 million and $6.8 million, respectively.

                            ANTHONY INDUSTRIES, INC.

NOTE 5--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS--(CONTINUED)

  The $70 million revolving credit line is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of December 31, 1994, retained earnings of $7.9 million were free of such restrictions. Interest rates on the revolving line at December 31, 1994 ranged from 6.375% to 7.125%.

  The Company had $14.5 million of letters of credit outstanding as of December 31, 1994.

  The Company has entered into interest rate swap agreements to manage its interest rate exposure on the $40 million 8.39% notes payable. During 1993, the Company converted the fixed rate to a variable rate by entering into an interest rate swap with a maturity in 1996. The Company subsequently entered into an offsetting swap effectively returning the debt to a fixed rate which also matures in 1996. The remaining gain of $66,000 is being recognized over the remaining life of the interest rate swap agreements. In 1994, the Company also entered into an interest rate swap agreement effectively converting the interest rate exposure on the $4.7 million bank loan described above to a fixed rate of 6.97%. The interest rate swap agreement matures at the time the related loan matures. The Company is exposed to credit loss in the event of nonperformance by the banks, who are parties to these agreements. However, in view of the substantial size and financial strength of these banks, the Company believes that non-performance is remote.

  The Company enters into forward exchange contracts to hedge certain anticipated and firm sales and purchases commitments which are denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to reduce the Company's risk to fluctuating exchange rates. At December 31, 1994, the Company had foreign exchange contracts with maturities of generally less than one year in the aggregate amount of $5.0 million, and with unrealized losses of $205,000. The unrealized losses will be recognized in earnings when realized and when the underlying transaction occurs. At December 31, 1994, the Company had no deferred realized gains or losses from forward exchange contracts.

  The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged which approximate market rates. The fair value of the $40 million 8.39% notes payable, based on quoted market prices, is $37.7 million as compared to a carrying amount of $40.0 million, and the fair value of the $4.7 million note payable is $4.2 million as compared to a carrying amount of $4.7 million.

NOTE 6--COMMITMENTS AND CONTINGENCIES

  Future minimum payments under noncancelable operating leases as of December 31, 1994, are as follows:

      DECEMBER 31                                                    (THOUSANDS)
      -----------                                                    -----------
      1995..........................................................   $2,441
      1996..........................................................    2,058
      1997..........................................................    1,628
      1998..........................................................    1,493
      1999..........................................................      821
      2000-2008.....................................................      651
                                                                       ------
                                                                       $9,092
                                                                       ======

  Leases are primarily for rental of facilities, and about one-half of these contain renewal rights to extend the terms from one to ten years.

  Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $3,837,000, $3,609,000 and $3,770,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                            ANTHONY INDUSTRIES, INC.

NOTE 6--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  The Company is subject to various legal actions and proceedings in the normal course of business. While the ultimate outcome of these matters cannot be predicted with certainty, and to the extent not previously provided, management does not believe these matters will have a material adverse effect on the Company's financial statements.

  The Company is among several potentially responsible parties named in a cleanup of a chemical waste disposal site in South Carolina under the Comprehensive Environmental Response, Compensation and Liability Act. The ultimate outcome of this matter cannot be predicted with certainty, however, to the extent to which not previously provided, management does not believe this matter will have a material adverse effect on the Company's financial statements.

NOTE 7--PENSION PLANS AND OTHER BENEFIT PLANS

  The Company sponsors several trusteed noncontributory defined benefit pension plans covering most of its employees. Benefits are generally based on years of service and the employee's highest compensation for five consecutive years during the years of credited service. Contributions are intended to provide for benefits attributable to service to date and service expected to be provided in the future. The Company funds these plans in accordance with the Employee Retirement Income Security Act of 1974 (ERISA).

  The Company also sponsors defined contribution pension plans covering certain domestic employees who are not covered by a defined benefit pension plan and substantially all Stearns employees. Contributions by the Company are determined as a percent of the amounts contributed by the respective employees.

  The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31:

                                     1994                        1993
                          --------------------------- ---------------------------
                          ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED    BENEFITS     ACCUMULATED    BENEFITS
                            BENEFITS    EXCEED ASSETS   BENEFITS    EXCEED ASSETS
                          ------------- ------------- ------------- -------------
                                                (THOUSANDS)
Actuarial present value
 of benefit obligations:
  Accumulated benefit
   obligation, including
   vested benefits of
   $26,202 in 1994 and
   $28,994 in 1993......    $(26,510)      $(2,347)     $(28,469)      $(2,216)
                            ========       =======      ========       =======
Projected benefit
 obligation for service
 rendered to date.......    $(32,631)      $(2,347)     $(36,200)      $(2,216)
Plan assets at fair
 value, primarily
 publicly traded stocks,
 bonds, and other fixed
 income securities......      35,018                      37,278
                            --------       -------      --------       -------
Plan assets in excess of
 (or less than) the
 projected benefit
 obligation.............       2,387        (2,347)        1,078        (2,216)
Unrecognized net loss...       1,145            93         3,167           292
Unrecognized prior serv-
 ice cost...............         (73)          385            55           312
Unrecognized net
 transition (asset)
 obligation at January
 1, 1987, net of
 amortization...........      (1,706)          589        (1,981)          654
Adjustment required to
 recognize minimum
 liability..............                    (1,067)                     (1,258)
                            --------       -------      --------       -------
Prepaid pension cost
 (pension liability)
 recognized in the con-
 solidated balance
 sheet..................    $  1,753       $(2,347)     $  2,319       $(2,216)
                            ========       =======      ========       =======

                            ANTHONY INDUSTRIES, INC.

NOTE 7--PENSION PLANS AND OTHER BENEFIT PLANS--(CONTINUED)

  Net pension cost consisted of the following at December 31:

                                                          1994    1993    1992
                                                         ------  ------  ------
                                                             (THOUSANDS)
Service cost-benefits earned during the period.........  $1,495  $1,108  $1,038
Interest cost on the projected benefit obligation......   2,829   2,607   2,326
Actual (gains) loss on plan assets.....................     360  (2,798) (2,028)
Net amortization and deferral..........................  (3,802)   (525) (1,419)
                                                         ------  ------  ------
Total net periodic pension cost (benefit) of funded de-
 fined benefit plans...................................     882     392     (83)
Defined contribution plans.............................     435     517     505
                                                         ------  ------  ------
Total pension plan cost................................  $1,317  $  909  $  422
                                                         ======  ======  ======

  On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension." The adoption of Statement No. 106 had an immaterial effect on the Company's financial statements.

  In November 1992, the FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," that requires accrual accounting for postemployment benefits instead of recognizing an expense for those benefits when paid. The Company has complied with the new rules beginning in 1994. The adoption of the new standard has not had a material effect on the Company's financial statements.

NOTE 8--QUARTERLY OPERATING DATA (UNAUDITED)

                                                  NET   GROSS   NET   NET INCOME
                                                 SALES  PROFIT INCOME PER SHARE
                                                 ------ ------ ------ ----------
                                                   (IN MILLIONS EXCEPT FOR PER
                                                         SHARE FIGURES)
1994
First quarter................................... $109.7 $ 26.7 $  .5    $ .04
Second quarter..................................  131.8   36.4   5.0      .42
Third quarter...................................  127.9   34.5   4.5      .38
Fourth quarter..................................  133.0   33.9   3.0      .25
                                                 ------ ------ -----    -----
                                                 $502.4 $131.5 $13.0    $1.09
                                                 ====== ====== =====    =====
1993
First quarter................................... $ 98.0 $ 24.7 $  .9    $ .08
Second quarter..................................  112.9   30.0   4.0      .34
Third quarter...................................  113.9   30.4   3.8      .32
Fourth quarter..................................  106.8   25.2   2.4      .20
                                                 ------ ------ -----    -----
                                                 $431.6 $110.3 $11.1    $ .94
                                                 ====== ====== =====    =====

                            ANTHONY INDUSTRIES, INC.

NOTE 9--STOCK OPTIONS

  Under the Company's 1994 Incentive Stock Option Plan ("1994 Plan"), options may be granted to eligible directors and key employees of the Company and its subsidiaries at not less than 100% of the market value of the shares on the dates of grant. No further options may be granted under the Company's 1988 Incentive Stock Option Plan ("1988 Plan").

  The 1994 Plan permits the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established by the Compensation Committee of the Board of Directors at the dates of grant.

  The Company is authorized, at the discretion of the Compensation Committee, to provide loans to key employees in connection with the exercise of stock options under both the 1994 Plan and the 1988 Plan. The loans are collateralized by the underlying shares of stock issued and bear interest at the applicable rates published by the IRS. At December 31, 1994 and 1993, there was a total of $2,440,000 and $2,167,000, respectively, of loans and accrued interest outstanding which are due on various dates through December 1999. The loan amounts have been deducted from shareholders' equity.

  Further information regarding the Plans is shown below. The data has been adjusted to reflect the 5% stock dividend in December 1994.

                                                   1994 PLAN        1988 PLAN
                                                ---------------- ---------------
Status at December 31, 1994
  Number of shares subject to options..........          182,800         399,935
  Exercise price per share..................... $15.00 to $17.25 $5.66 to $14.52
  Number of shares exercisable.................                          184,071
  Available for grant..........................          867,200
                                                ---------------- ---------------
Status at December 31, 1993
  Number of shares subject to options..........                          504,995
  Exercise price per share.....................                  $5.66 to $14.52
  Number of shares exercisable.................                          168,111
  Available for grant..........................                           69,663
                                                                 ---------------

  Information regarding the number of shares subject to options which were exercised during the three years ended December 31, 1994 is shown below.

  YEAR                                               SHARES      PRICE PER SHARE
  ----                                          ---------------- ---------------
  1994.........................................           83,774 $5.66 to $14.52
  1993.........................................          107,240 $5.66 to $ 8.77
  1992.........................................           95,368 $5.66 to $ 8.86
                                                ---------------- ---------------

  During 1994, options for 182,800 shares were granted at $15.00 to $17.25 per share, and options for 21,286 shares at $8.85 to $14.52 per share were cancelled or expired. At December 31, 1994, 1,449,935 shares of common stock were reserved for issuance under the Plans.

                            ANTHONY INDUSTRIES, INC.

NOTE 10--SHAREHOLDERS' EQUITY

 Preferred Stock

  Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series.

 Employee Stock Ownership Plan

  The Company has an Employee Stock Ownership Plan (ESOP) which covers substantially all of its domestic non-union employees with at least one year of service. As of December 31, 1994, the trust was indebted to the Company in the aggregate amount of $944,000 in connection with stock purchases made from 1982 through 1984 of which 260,415 shares with an aggregate market value of $4,167,000 as of December 31, 1994 remained unallocated to participants. These loans are repayable over the next eight to ten years with interest at prime plus 1/2 %, not to exceed 18% and the unallocated shares will be released to participants proportionately as these loans are repaid. Of the total dividends received by the ESOP on its investment in the Company's common stock, dividends on unallocated shares in the amount of $157,000 and $147,000 in 1994 and 1993, respectively, were used to service these loans. Additionally, the trust was indebted to the Company in the amount of $400,000 in connection with distributions made to terminees. The loan carries no interest and is due June 30, 1995. It is anticipated the loan will be repaid through the sale of unallocated shares.

  Shareholders' equity has been reduced by the amount of the loans and any payments made by the Company on behalf of the trust. The payments, which at December 31, 1994 totaled $153,000, are being amortized to expense over the lives of the loans.

  The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's Board of Directors. For the three years 1994, 1993 and 1992 contributions were limited to amounts in excess of annual dividends, net of debt service, of the ESOP necessary to fund obligations arising in each of those years to retired and terminated employees. These amounts were $1,016,000, $1,260,000 and $1,150,000, respectively. ESOP expense, including amortization of the foregoing payments, was $1,014,000, $1,012,000 and $1,321,000 in 1994, 1993 and 1992, respectively. Allocated shares as of December 31, 1994 totaled 2,109,907 shares.

 Preferred Stock Rights

  Rights are outstanding which entitle the holder of each share of Common Stock of the Company to buy one one-hundredth of a share of Series A preferred stock at an exercise price of $51.712 per one one-hundredth of a share, subject to adjustment. The rights are not separately tradable or exercisable until a party either acquires, or makes a tender offer that would result in ownership of, at least 20% of the Company's common shares. If a person becomes the owner of at least 20% of the Company's outstanding common shares (an "Acquiring Person"), each holder of a right other than such Acquiring Person and its affiliates is entitled, upon payment of the then current exercise price per right (the "Exercise Price"), to receive shares of Common Stock (or Common Stock equivalents) having a market value of twice the Exercise Price. If the Company subsequently engages in certain mergers, business combinations or asset sales with the Acquiring Person, each holder of a right other than the Acquiring Person and its affiliates is thereafter entitled, upon payment of the Exercise Price, to receive stock of the Acquiring Person having a market value of twice the Exercise Price. At any time after any party becomes an Acquiring Person, the Board of Directors may exchange the rights (except those held by the Acquiring Person) at an exchange ratio of one common share per right. Prior to a person becoming an Acquiring Person, the rights may be redeemed at a redemption price of one cent per right, subject to adjustment. The rights are subject to amendment by the Board.

                            ANTHONY INDUSTRIES, INC.

NOTE 11--SEGMENT DATA

  The Company and its subsidiaries are organized into the recreational products and industrial products segments. The recreational products segment is composed of the following lines of business: manufacture and sale of skis and snowboards; sale of in-line skates; manufacture and sale of athletic jackets, imprintable shirts and bowling shirts; manufacture and sale of personal flotation devices; construction of residential concrete swimming pools; manufacture and installation of swimming pool covers; manufacture and sale of full-suspension mountain bikes and accessories; and manufacture and sale of rods, reels and other fishing tackle items. The industrial products segment consists of the manufacture and sale of extruded monofilament used by the paperweaving industry and for cutting line, fishing line and sewing thread; fiberglass marine antennas, communication and navigation equipment and light poles; and laminated and coated paperboard products.

  The following segment data is presented for the three years ended December 31, 1994. "Identifiable Assets" are as of December 31.

                                                                     NET SALES TO
                                                                UNAFFILIATED CUSTOMERS       PRETAX INCOME
                                                                -------------------------  -------------------
                                                                 1994     1993     1992    1994   1993   1992
                                                                -------  -------  -------  -----  -----  -----
                                                                          (MILLIONS OF DOLLARS)
Recreational products..........................................   332.1    285.5    266.6   16.0   12.2   11.6
Industrial products............................................   170.3    146.1    135.4   16.7   14.0   11.0
                                                                -------  -------  -------  -----  -----  -----
Net sales and operating profits................................   502.4    431.6    402.0   32.7   26.2   22.6
                                                                =======  =======  =======
Corporate
  Interest and other income............................................................       .4     .9    1.0
  Interest expense.....................................................................     (7.5)  (5.8)  (6.8)
  General expense......................................................................     (5.3)  (4.3)  (3.9)
                                                                                           -----  -----  -----
Pretax income..........................................................................     20.3   17.0   12.9
                                                                                           =====  =====  =====
                           IDENTIFIABLE
                              ASSETS       CAPITAL EXPENDITURES      DEPRECIATION            AMORTIZATION
                         ----------------- -------------------- -------------------------  -------------------
                         1994  1993  1992   1994   1993   1992   1994     1993     1992    1994   1993   1992
                         ----- ----- ----- ------ ------ ------ -------  -------  -------  -----  -----  -----
                                                      (MILLIONS OF DOLLARS)
Recreational products... 216.6 177.0 162.3    7.0    6.0    3.7     3.4      3.7      4.3     .8     .8     .8
Industrial products.....  74.8  66.3  64.5    4.6    2.7    3.4     4.2      4.4      4.3                   .1
                         ----- ----- ----- ------ ------ ------ -------  -------  -------  -----  -----  -----
  Total segment data.... 291.4 243.3 226.8   11.6    8.7    7.1     7.6      8.1      8.6     .8     .8     .9
Corporate...............  13.0  14.0   9.4                           .1       .1       .1     .1     .1     .1
                         ----- ----- ----- ------ ------ ------ -------  -------  -------  -----  -----  -----
Total Company........... 304.4 257.3 236.2   11.6    8.7    7.1     7.7      8.2      8.7     .9     .9    1.0
                         ===== ===== ===== ====== ====== ====== =======  =======  =======  =====  =====  =====
                                                                                             TOTAL SEGMENT
                           UNITED STATES         FOREIGN             ELIMINATIONS                DATA
                         ----------------- -------------------- -------------------------  -------------------
                         1994  1993  1992   1994   1993   1992   1994     1993     1992    1994   1993   1992
                         ----- ----- ----- ------ ------ ------ -------  -------  -------  -----  -----  -----
                                                      (MILLIONS OF DOLLARS)
Net Sales............... 421.4 363.1 336.8   99.8   87.1   86.0   (18.8)   (18.6)   (20.8) 502.4  431.6  402.0
Less--intergeographic
 sales..................   8.5   7.3   5.8   10.3   11.3   15.0   (18.8)   (18.6)   (20.8)
                         ----- ----- ----- ------ ------ ------ -------  -------  -------  -----  -----  -----
Net sales to unaffili-
 ated
 customers.............. 412.9 355.8 331.0   89.5   75.8   71.0                            502.4  431.6  402.0
                         ----- ----- ----- ------ ------ ------                            -----  -----  -----
Operating profit........  25.9  21.7  18.7    6.8    4.5    3.9                             32.7   26.2   22.6
                         ----- ----- ----- ------ ------ ------                            -----  -----  -----
Identifiable assets..... 241.4 208.9 189.8   50.0   34.4   37.0                            291.4  243.3  226.8
                         ----- ----- ----- ------ ------ ------                            -----  -----  -----
Capital expenditures....   9.7   7.3   5.3    1.9    1.4    1.8                             11.6    8.7    7.1
                         ----- ----- ----- ------ ------ ------                            -----  -----  -----
Depreciation............   6.4   6.9   7.3    1.2    1.2    1.3                              7.6    8.1    8.6
                         ----- ----- ----- ------ ------ ------                            -----  -----  -----
Amortization............    .8    .8    .9                                                    .8     .8     .9
                         ===== ===== =====                                                 =====  =====  =====

                            ANTHONY INDUSTRIES, INC.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Anthony Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Anthony Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anthony Industries, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP
Los Angeles, California
February 14, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Except as noted in the following paragraph the information called for by Items 10, 11, 12 and 13 have been omitted because on or before April 29, 1995, Registrant will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items set forth in that proxy statement is incorporated herein by reference.

  The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as part of this report:

  (a-1) Financial Statements (for the three years ended December 31, 1994 unless otherwise stated):

                                PAGE REFERENCE
                                  FORM 10-K
                                --------------
      Statements of consolidated income.................................. 13
      Consolidated balance sheets at December 31, 1994 and 1993.......... 14
      Statements of consolidated cash flows.............................. 15
      Statements of consolidated shareholders' equity.................... 16
      Notes to consolidated financial statements........................ 17-26
      Report of Ernst & Young LLP, Independent Auditors.................. 27

  (a-2) Consolidated financial statement schedule

      II--Valuation and qualifying accounts............................. F-1

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

  (a-3)Exhibits

     (3) (a) Restated Certificate of Incorporation dated May 4, 1989, filed as Exhibit (3)(a) to Form 10-K for the year ended December 31, 1989 and incorporated herein by reference

         (b) By-Laws of Anthony Industries, Inc., as amended

     (4) (a) Rights Agreement dated August 10, 1989 between the Company and Harris Trust Company, filed as Item 6, Exhibit (a) to Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference

(10)Material contracts

    (a) Credit Agreement dated as of June 28, 1993 among Anthony Industries, Inc., the Banks party thereto and Bank of America National Trust and Savings Association, as agent filed as Item 6, Exhibit (a)(10)(i) to Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference

      (i) First Amendment to the Credit Agreement dated as of June 28, 1993 between Anthony Industries, Inc., the Banks, and Bank of America National Trust and Savings Association as a Bank and as Agent for the banks filed as Item 6, Exhibit (a)10(i) to Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference

    (b) Note Agreement Re: $40,000,000 8.39% Senior Notes due November 30, 2004 dated as of October 15, 1992, filed as Exhibit (10)(b) to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference

    (c) Executive compensation plans and arrangements

      (1)(i) Amended and restated employment agreement dated as of December 31, 1991 between the Company and B. I. Forester, filed as Exhibit (10)(a) to Form 10-K for the year ended December 31, 1991 and incorporated herein by reference

              (ii) Amendment dated October 20, 1994 to amended and related employment agreement dated as of December 1991 between the Company and B.I. Forester, filed as Item 6, Exhibit
                   (a)10(i) to Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference

      (2)(i) Special Supplemental Benefit Agreement between the Company and Bernard I. Forester dated December 9, 1986, filed as Exhibit (10)(g) to Form 10-K for the year ended December 31, 1986 and incorporated herein by reference

              (ii) Amendment dated July 27, 1990 to Special Supplemental
                   Benefit Agreement between the Company and Bernard I. Forester dated December 9, 1986, filed as Exhibit
                   (10)(f)(2) to Form 10-K for the year ended December 31, 1990 and incorporated herein by reference

      (3) 1988 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 5, 1988 and incorporated herein by reference

      (4) Anthony Industries, Inc. Non-Employee Directors' Benefit Plan effective May 1, 1992, filed as Item 6, Exhibit (a)(28) of Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference

      (5) Anthony Industries, Inc. Corporate Officers' Medical Expense Reimbursement Plan, as amended through October 22, 1993, effective August 15, 1974, filed as Exhibit (10)(c)(5) to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference

      (6) Anthony Industries, Inc. Directors' Medical Expense
          Reimbursement Plan, as amended through October 22, 1993, effective January 1, 1983, filed as Exhibit (10)(c)(6) to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference

      (7) Anthony Industries, Inc. Executive Officers' Incentive
          Compensation Plan adopted August 5, 1993 filed as Item 6, Exhibit (a)10(ii) to Form 10-Q for the the quarter ended June 30, 1993 and incorporated herein by reference

      (8) 1994 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 5, 1994 and incorporated herein by reference

(11)Computation of earnings per share for three years ended December 31, 1994

(21)Subsidiaries

(23)Consent of Independent Auditors

(27)Financial Data Schedule

(b)REPORTS ON FORM 8-K

  Not applicable

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANTHONY INDUSTRIES, INC.
                                                (Registrant)

                                          By      /s/ B. I. Forester
                                          _____________________________________
                                                     (B. I. Forester)
                                                    Chairman and Chief
                                                     Executive Officer

                                          Date        March 29, 1995
                                          _____________________________________

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                           TITLE                  DATE
                  ---------                           -----                  ----
                                               Director, Chairman of
                                                   the Board and
                                                  Chief Executive
                                                      Officer
              /s/ B. I. Forester               (principal executive
---------------------------------------------        officer)*          March 29, 1995
               (B. I. Forester)
                                                    Senior Vice
                                                    President--
                                                      Finance
                                               (principal financial
              /s/ John J. Rangel                  and accounting
---------------------------------------------        officer)           March 29, 1995
               (John J. Rangel)


           /s/ Richard L. Goldberg                   Director*          March 29, 1995
---------------------------------------------
            (Richard L. Goldberg)


              /s/ Hugh V. Hunter                     Director*          March 29, 1995
---------------------------------------------
               (Hugh V. Hunter)


            /s/ John H. Offermans                    Director*          March 29, 1995
---------------------------------------------
             (John H. Offermans)


              /s/ Sol S. Weiner                      Director*          March 29, 1995
---------------------------------------------
               (Sol S. Weiner)

--------
*A majority of the directors of the registrant.

                            ANTHONY INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                  (THOUSANDS)

                                          ADDITIONS         DEDUCTIONS
                                    ---------------------   ----------
                                               CHARGED       AMOUNTS
                                    CHARGED    TO OTHER      CHARGED
                         BALANCE AT TO COSTS   ACCOUNTS     TO RESERVE    BALANCE
                         BEGINNING    AND     (PRIMARILY      NET OF      AT END
      DESCRIPTION        OF PERIOD  EXPENSES GROSS SALES) REINSTATEMENTS OF PERIOD
      -----------        ---------- -------- ------------ -------------- ---------
Year ended December 31,
 1994
  Allowance for doubtful
   items................   $4,550    $1,929                   $1,072      $5,407
  Other (primarily sales
   discounts)...........    2,712               $5,430         5,124       3,018
                           ------    ------     ------        ------      ------
                           $7,262    $1,929     $5,430        $6,196      $8,425
                           ======    ======     ======        ======      ======
Year ended December 31,
 1993
  Allowance for doubtful
   items................   $3,492    $2,327                   $1,269      $4,550
  Other (primarily sales
   discounts)...........    2,618               $4,563         4,469       2,712
                           ------    ------     ------        ------      ------
                           $6,110    $2,327     $4,563        $5,738      $7,262
                           ======    ======     ======        ======      ======
Year ended December 31,
 1992
  Allowance for doubtful
   items................   $4,081    $2,018                   $2,607      $3,492
  Other (primarily sales
   discounts)...........    1,338               $3,686         2,406       2,618
                           ------    ------     ------        ------      ------
                           $5,419    $2,018     $3,686        $5,013      $6,110
                           ======    ======     ======        ======      ======