Form 10-Q
period 1995-03-31
ANTHONY INDUSTRIES INC
filed 1995-04-27
CIK 6720

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                    of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1995                  Commission File No. 1-4290

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

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                        ---

Indicate the number of shares outstanding of each of the issuer's class of common stock as of April 26, 1995.

Common Stock, par value $1                                     11,874,128 Shares

                          FORM 10-Q QUARTERLY REPORT
                         PART - 1 FINANCIAL INFORMATION

Item 1. Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(In thousands except for per share figures)
(Unaudited)

                                        Three months
                                       ended March 31
                                   ----------------------
                                     1995         1994(b)
                                   ----------------------
Net Sales                          $145,018      $109,735
                                        318           368
                                   --------      --------
                                    145,336       110,103


Costs and expenses
  Cost of products sold             109,712        83,053
  Selling, general and
  Administrative expenses            30,065        24,766
  Interest expense                    2,832         1,574
                                    -------       -------
                                    142,609       109,393

Income before income taxes            2,727           710
Provision for income taxes              640(a)        250
                                    -------       -------
NET INCOME                           $2,087          $460
                                    =======       =======

PER SHARE

  Net Income                           $.17          $.04

  Cash dividend                        $.11         $.105

Average shares outstanding           11,957        11,909

(a) Reduced by a $.03 million, or $.02 per share, foreign tax settlement.
(b) Shares and per share figures have been retroactively adjusted for the 5% stock dividend paid in December 1994.


See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(dollars in thousands)


                             March 31, 1995    December 31, 1994*
                             --------------    -----------------
                               (Unaudited)


                Assets
                ------

Current Assets
  Cash and cash equivalents          $5,813               $7,700
  Accounts receivable, less
   allowances of $7,091 in
   1995 and $8,425 in 1994          125,640              111,154
  Inventories:
   Finished goods                    70,261               66,900
   Work in progress                  11,827                8,788
   Raw materials                     31,488               32,216
                                   --------             --------
                                    113,576              107,904
   LIFO reserve                       6,295                6,162
                                   --------             --------
                                    107,281              101,742

   Deferred taxes                     7,465                7,928
   Prepaid expenses and
    other current assets              5,807                4,324
                                   --------             --------
    Total current assets            252,006              232,848


Property, Plant and
 Equipment                          136,858              131,459
Less allowance for
 depreciation                        81,986               79,095
                                   --------             --------
                                     54,872               52,364

Intangibles, principally
 goodwill, net                       17,405               15,825
Other                                 3,710                3,377
                                   --------             --------
   Total Assets                    $327,993             $304,414
                                   ========             ========

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed--continued)
(dollars in thousands)

                                March 31, 1995    December 31, 1994*
                               ---------------    -----------------
                                 (Unaudited)

Liabilities and
 Shareholders' Equity



Current Liabilities
 Bank loans                           $35,432               $18,341
 Accounts payable                      29,016                26,858
 Accrued payroll and
  related                              15,959                18,697
 Other accruals                        19,042                15,788
 Current portion of
  long-term debt                        2,902                 2,918
                                     --------              --------
 Total current liabilities            102,351                82,602


Long-Term Debt                        110,822               109,921
Deferred Taxes                         12,925                12,895



Shareholders' Equity
 Preferred Stock $1 par value,
  authorized 12,500,000 shares,
  none issued
 Common Stock, $1 par value,
  authorized $40,000,000 shares,
  issued shares - 12,355,187 in
  1995 and 12,322,851 in 1994          12,355                12,323
 Additional paid-in capital            67,229                66,973
 Retained earnings                     29,775                28,994
 Employee Stock Ownership Plan
  and stock option loans               (3,908)               (3,937)
 Treasury shares at cost, 481,059
  shares                               (4,189)               (4,189)
 Cumulative translation
  adjustments                             633                (1,168)
                                     ========              ========
   Total Shareholders' Equity         101,895                98,996


                                     --------              --------
   Total Liabilities and
    Shareholders' Equity             $327,993              $304,414
                                     ========              ========

See notes to consolidated condensed financial statements.


* Derived from the audited consolidated financial statements at December 31, 1994.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(dollars in thousands)


                                                                     Three months
                                                                    ended March 31
                                                                ------------------------
                                                                 1995             1994
                                                                ------------------------
                                                                       (Unaudited)


Operating Activities
 Net Income                                                      $ 2,087        $    460
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                                   2,368           2,296
   Deferred taxes                                                    466            (576)
   Changes in operating assets and liabilities:
    Increase in accounts receivable                              (13,948)         (5,449)
    Increase in inventories                                       (4,143)         (2,156)
    Increase in prepaid expense and other current
     assets                                                       (1,388)           (804)
    Increase in accounts payable                                   1,478           1,851
    Increase in payroll, taxes and other accruals                    155           2,083
                                                                ---------        -------

Net cash used in operating activities                            (12,925)         (2,295)

Investing Activities
  Property, plant & equipment expenditures                        (4,468)         (1,880)
  Disposals of property, plant & equipment                           495              37
  Acquisition  of business, net of cash acquired                  (2,159)              -
  Other items, net                                                 1,034             959
                                                                  -------          ------

  Net cash used in investing activities                           (5,098)           (884)

Financing Activities
  Borrowings under long-term debt                                  1,000           5,328
  Payments of long-term debt                                        (771)         (3,646)
  Net increase in short-term bank loans                           17,095             399
  Exercise of stock options                                          118             165
  Dividends paid                                                  (1,306)         (1,235)
                                                                  -------         -------
Net cash provided by financing activities                          16,136           1,011
                                                                  -------         -------

Net decrease in cash and cash equivalents                          (1,887)         (2,168)

Cash and cash equivalents at beginning of period                    7,700           5,860
                                                                  -------         -------

Cash and cash equivalents at end of period                        $ 5,813         $ 3,692
                                                                  =======         =======

Supplemental disclosure of cash flow information:
  Interest paid                                                   $ 1,920         $   818
  Income taxes paid                                                   147             826
                                                                  -------         -------
                                                                  $ 2,067         $ 1,644
                                                                  =======         =======

See notes to consolidated condensed financial statements.

                           ANTHONY INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
                                MARCH 31, 1995

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - Summary of Significant Accounting Policies

The Company maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year-end is stated as December 31. The year ended 1994 consisted of 52 weeks and each of the quarters consisted of 13 weeks. The year ending December 31, 1995 will consist of 53 weeks with the additional week included in the first quarter ended March 31, 1995.

NOTE 3 - Acquisition of Businesses

On February 4, 1995, the Company purchased the stock of Dana Design Ltd., a manufacturer and distributor of backpacks primarily in the United States. In addition, the Company acquired the assets of two businesses.

NOTE 4 - Long-Term Debt

The $70 million revolving credit line is a component of an $85 million credit facility which provides for a $15 million sub-limit that may only be used for standby letters of credit. This facility is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of March 31, 1995, retained earnings of $7.7 million were free of such restrictions.

On April 21, 1995, the Company amended its $85 million credit facility such that the $15 million available for standby letters of credit can also be used for operating purposes.

                           ANTHONY INDUSTRIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1995

Additionally, on April 27, 1995, the Company signed an agreement for an additional $40 million 364-day unsecured revolving short-term facility with the same lenders, and providing for substantially the same covenants, interest rate options and commitment fees as under the Company's $85 million credit facility discussed above.

NOTE 5 - Subsequent Events

The Company plans to file on or about April 27, 1995, a registration statement and prospectus in connection with an underwritten public offering of 4 million primary shares of its common stock. Management expects that the proceeds of the proposed offering will be used to reduce borrowings under the Company's $85 million three-year revolving credit line.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A.   Comparative First Quarter Results of Operations

     Net sales for the three months ended March 31, 1995 advanced 32.2% to a record $145.0 million, compared to $109.7 million in the comparable period of 1994. Net income for the first quarter of 1995, boosted by a $0.3 million foreign tax settlement, rose to $2.1 million, or $.17 per share, from $0.5 million, or $.04 per share, for the first quarter of 1994. Earnings in the prior year quarter were adversely impacted by costs incurred in converting the U.S. ski manufacturing plant to the production of cap skis and the resulting higher manufacturing costs.

Net sales. In the sporting goods and other recreational products group, net sales increased 35.5% to $94.7 million in the 1995 quarter compared to $69.9 million in 1994. This record first quarter is attributable in part to sharply increased domestic sales of Shakespeare fishing rods and reels resulting from increased demand for Ugly Stik fishing rods and for several new rods, reels, kits and combos. Sales of K2 Exotech in-line skates, which were introduced late in the first quarter of 1994, increased in the corresponding 1995 quarter. Shipments of Stearns active water sports products were up significantly and benefited from strong growth in demand for personal flotation devices, wetsuits and related neoprene products. Sales of active apparel to the promotional or "advertising specialty" market, shipments of ProFlex mountain bikes and sales of backpacks by the recently acquired Dana Design business also contributed to the growth of the group, although to a lesser extent. Partially offsetting this sales growth was a decline in swimming pool completions, primarily caused by heavy rains throughout much of California during the first quarter.

                           ANTHONY INDUSTRIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1995

     Net sales of the industrial products group increased 26.4% to $50.3 million in the first three months of 1995 compared to $39.8 million in the comparable period of 1994. The increase in sales was due mainly to gains in shipments of building products, paperweaving monofilaments and fiberglass light poles.

     Gross Profit. Gross profit increased 32.3% to $35.3 million in the first quarter of 1995 compared to $26.7 million in the first quarter 1994, although as a percentage of net sales it was comparable to the 1994 period. The 1994 period included the costs of the cap ski conversion. Gross profit in 1995 was impacted by higher costs of recycled corrugated scrap paper, which is a raw material used in the production of the Company's insulative sheathing, and by higher manufacturing costs in the fiberglass light pole business.

     Costs and Expenses. Selling expenses increased 23.5% to $17.5 million in the first three months of 1995 compared to $14.2 million in the comparable period of 1994, although as a percentage of net sales they declined to 12.1% for the 1995 period compared to 12.9% in the 1994 period. The percentage decline was primarily volume related.

     General and administrative expenses increased $2.0 million in the quarter to $12.6 million from $10.6 million in 1994, although as a percentage of net sales they declined to 8.7% from 9.7%. The dollar increase was caused mainly by higher spending on product development, other expenditures to support growth and inclusion of Dana Design and other smaller acquisitions.

     Operating Income. Operating income increased to $5.2 million, or 3.6% of net sales, in the three months ended March 31, 1995 compared to $1.9 million, or 1.7% of net sales, in the comparable 1994 period. The percentage increase is due to reductions in selling expenses and general and administrative expenses as a percentage of net sales. The volume-related earnings increases of several of the Company's businesses in 1995 were primarily offset by the normal seasonal negative results of the ski and pool businesses. The seasonal loss of the K2 business declined as compared with the prior year's quarter whereas the decline in pool sales discussed above widened that business' seasonal loss. The Company believes that the impact on operating income of the additional week in 1995's first quarter as compared to the 1994 period was not significant.

     Interest Expense. Interest expense increased $1.3 million in the first quarter of 1995 compared to the first quarter of 1994. Higher interest rates accounted for $0.5 million of the increase, and a $39.6 million higher level of average borrowings, incurred to support the recent growth in sales, accounted for the remainder.

     Income Taxes. The provision for income taxes for the 1995 first quarter has been reduced as a result of a $0.3 million foreign tax settlement.

B.   Financial Condition

     The Company's operating activities used $12.9 million of cash during the three months ended March 31, 1995 as compared with $2.3 million of cash used during the three months ended March 31, 1994. The recent increased use of cash has been primarily due to financing higher levels of accounts receivable and inventories arising from the growth in sales of in-line skates, wetsuits, fishing rods and reels and full-suspension mountain bikes and from the recent acquisitions of Dana Design and Wilderness Experience.

     Net cash used for investment activities increased to $5.1 million in the three months ended March 31, 1995 from $0.9 million used in the three months ended March 31, 1994. The increase in cash used in the current year's quarter was the result of expenditures made to increase manufacturing capacity and improve manufacturing efficiencies, primarily at the monofilament, ski and fiberglass light pole plants. No material commitments for capital expenditures existed at March 31, 1995.

     The Company's principal long-term borrowing facility is the $85 million credit line which becomes due on June 28, 1997. At March 31, 1995, $69.0 million was outstanding under this line. The Company has recently entered into the additional $40 million 364-day unsecured revolving short-term facility with the same lenders and providing for substantially the same covenants, interest rate options and commitment fees as under the credit line. The Company also has several foreign and domestic short-term lines of credit, of which $35.4 million was outstanding at March 31, 1995.

     The Company anticipates its cash needs in 1995 will be provided from operations and from borrowings under its Credit Line and Short-Term Facility and other existing credit lines.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit
         Number     Exhibit
         -------    -------

          10.01     Second Amendment to Credit Agreement, dated April 21, 1995.

          10.02     Third Amendment to Credit Agreement, dated April 27, 1995.

          10.03     Credit Agreement (364-Day Facility), dated April 27, 1995.

          27        Financial Data Schedule, Article 5

         (b)   Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ANTHONY INDUSTRIES, INC.
                                                (registrant)


                                         /s/ B.I. Forester
Date: April 27, 1995                     ____________________________________
                                         B.I. Forester
                                         Chairman and Chief Executive




                                         /s/ John J. Rangel
Date: April 27, 1995                     ____________________________________
                                         John J. Rangel
                                         Senior Vice President - Finance