Form 10-Q
period 1995-06-30
ANTHONY INDUSTRIES INC
filed 1995-08-14
CIK 6720

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1995                   Commission File No. 1-4290

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

                                              Yes X
                                                  -
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1995.

Common Stock, par value $1                                 16,474,128 Shares

                          FORM 10-Q QUARTERLY REPORT
                         PART - 1 FINANCIAL INFORMATION

Item 1. Financial Statements

                 STATEMENTS OF CONSOLIDATED INCOME (condensed)
                  (In thousands except for per share figures)
                                  (Unaudited)

                              Three months           Six months
                              ended June 30         ended June 30
                           -------------------   --------   --------
                             1995      1994(a)     1995      1994(a)
                           --------   --------   --------   --------
Net sales                  $159,419   $131,765   $304,437   $241,500
Cost of products sold       117,047     95,295    226,759    178,348
                           --------   --------   --------   --------
Gross profit                 42,372     36,470     77,678     63,152

Selling expenses             17,254     15,309     34,731     29,466
General and administrative
  expenses                   13,372     12,488     25,960     23,097
                           --------   --------   --------   --------
Operating income             11,746      8,673     16,987     10,589

Interest expense              2,715      1,694      5,547      3,268
Other (income)                 (468)      (725)      (786)    (1,093)
                           --------    -------   --------   --------

Income before taxes           9,499      7,704     12,226      8,414
Provision for income taxes    3,135      2,695      3,775      2,945
                           --------   --------   --------   --------

NET INCOME                 $  6,364   $  5,009   $  8,451   $  5,469
                           ========   ========   ========   ========

PER SHARE

  Net income                    $.48      $.42       $.67       $.46

  Cash dividend                 $.11     $.105       $.22       $.21

Average shares outstanding    13,127    11,903     12,626     11,903

--------
(a) Shares and per share figures have been retroactively adjusted for the 5% stock dividend paid in December 1994.

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)

                                                   June 30    December 31
                                                    1995          1994
                                                 (Unaudited)
                                                 -----------  -----------
                                                       (thousands)
              Assets
              ------

Current Assets
  Cash and cash equivalents                       $  2,790      $  7,700
  Accounts receivable, less allowances of
    $8,037 in 1995 and $8,425 in 1994              124,694       111,154
  Inventories
    Finished goods                                  81,808        66,900
    Work in process                                 12,640         8,788
    Raw materials                                   29,702        32,216
                                                  --------      --------
                                                   124,150       107,904
    Less LIFO reserve                                6,723         6,162
                                                  --------      --------
                                                   117,427       101,742

  Deferred taxes                                     6,255         7,928
  Prepaid expenses and other current assets          5,766         4,324
                                                  --------      --------
    Total current assets                           256,932       232,848

Property, Plant and Equipment                      142,272       131,459
  Less allowance for depreciation                   84,230        79,095
                                                  --------      --------
                                                    58,042        52,364

Intangibles, principally goodwill                   17,604        15,825
Other                                                3,342         3,377
                                                  --------      --------
    Total Assets                                  $335,920      $304,414
                                                  ========      ========

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)

                                                    June 30    December 31
                                                     1995         1994
                                                  (Unaudited)
                                                  ___________  ___________
                                                        (thousands)
      Liabilities and Shareholders' Equity
      ____________________________________
Current Liabilities
  Bank loans                                         $ 34,621     $ 18,341
  Accounts payable                                     26,671       26,858
  Accrued payroll and related                          19,414       18,697
  Other accruals                                       19,151       15,788
  Current portion of long-term debt                       366        2,918
                                                     ________     ________
  Total current liabilities                           100,223       82,602

Long-Term debt                                         49,222      109,921
Deferred taxes                                         12,414       12,895

Shareholders' Equity
  Preferred Stock $1 par value, authorized
  12,500,000 shares, none issued
  Common Stock, $1 par value, authorized
  $40,000,000 shares, issued shares -
  16,955,187 in 1955 and 12,322,851 in 1994            16,955       12,323
  Additional paid-in capital                          129,858       66,973
  Retained earnings                                    34,327       28,994
  Employee Stock Ownership Plan and
  stock option loans                                   (3,833)      (3,937)
  Treasury shares at cost, 481,059 shares              (4,189)      (4,189)
  Cumulative translation adjustments                      943       (1,168)
                                                     --------     --------
  Total Shareholders' Equity                          174,061       98,996

                                                     --------     --------
  Total Liabilities and Shareholder's Equity         $335,920     $304,414
                                                     ========     ========

See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)


                                                          (Unaudited)
                                                          Six months
                                                        ended June 30
                                                    ------------------------
                                                      1995            1994
                                                    ------------------------
                                                          (thousands)
Operating Activities
  Net income                                        $  8,451        $ 5,469
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Depreciation and amortization                    5,436          4,878
      Deferred taxes                                   1,163          1,013
      Changes in operating assets and
        liabilities:
          Increase in accounts receivable            (13,040)        (8,808)
          Increase in inventories                    (14,375)        (7,915)
          Increase in prepaid expense and
            other current assets                      (1,295)          (939)
          Increase (decrease) in accounts payable       (718)         2,886
          Increase in payroll, taxes and other
            accruals                                   3,817          5,001
                                                    --------        -------
Net cash provided by (used in) operating activities  (10,561)         1,585
                                                    --------        -------
Investing Activities
  Property, plant & equipment expenditures           (10,611)        (4,391)
  Disposals of property, plant & equipment                82             41
  Other items, net                                      (251)         1,039
                                                    --------        -------
Net cash used in investing activities                (10,780)        (3,311)

Financing Activities
  Borrowings under long-term debt and revolving
    lines of credit                                    9,000          8,747
  Payments of long-term debt and revolving
    lines of credit                                  (72,961)        (3,686)
  Dividends paid                                      (3,118)        (2,471)
  Net proceeds from stock offering                    67,230
  Net increase (decrease) in short-term
    bank loans                                        16,280           (889)
                                                    --------        -------
Net cash provided by financing activities             16,431          1,701
                                                    --------        -------

Net decrease in cash and cash equivalents             (4,910)           (25)

Cash and cash equivalents at beginning of year         7,700          5,860
                                                    --------        -------
Cash and cash equivalents at end of period         $   2,790        $ 5,835
                                                   =========        =======

Supplemental disclosure of cash flow information:
  Interest paid                                    $   5,739        $ 3,159
  Income taxes paid                                    2,583          1,932
                                                    --------        -------
                                                   $   8,322        $ 5,091
                                                   =========        =======

See notes consolidated condensed to financial statements.

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - Summary of Significant Accounting Policies

The Company maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year-end is stated as December 31. The year ended 1994 consisted of 52 weeks and each of the quarters consisted of 13 weeks. The year ended December 31, 1995 will consist of 53 weeks with the additional week included in the first quarter ended March 31, 1995.

NOTE 3 - Borrowings and Other Financial Instruments

The $85 million credit facility and the $40 million 364-day unsecured revolving short-term facility are subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of June 30, 1995, retained earnings of $9.1 million were free of such restrictions.

NOTE 4 - Stock Offering

On June 1, 1995, the Company completed its previously announced public offering of 4.6 million primary shares of its common stock. The net proceeds of $67.2 million were used to reduce amounts outstanding under the $85 million credit facility ("Credit Facility"). The Company may reborrow amounts repaid under the Credit Facility for general corporate purposes, which may include the financing of product sales growth, the development of new products and strategic acquisitions.

On a proforma basis, assuming the offering had been completed on January 1, 1994, earnings per share were 41 cents for the 1995 second quarter versus 33 cents for the year earlier quarter and 59 cents for the 1995 six month period versus 40 cents for the corresponding year-ago period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A.     Comparative Second Quarter Results of Operations

Net sales for the three months ended June 30, 1995 increased 21.0% to $159.4 million compared to $131.8 in the year-earlier period. Net income for the second quarter of 1995 increased by 27.1% to $6.4 million or 48 cents a share, from $5.0 million, or 42 cents a share in the corresponding 1994 period.

Net Sales. Net sales in the sporting goods and other recreational products group increased 24.4% to $107.6 million from $86.5 million in the prior year quarter. The increase in sales was broad based. Worldwide growth of in-line skates and snowboards fueled K2 sales. Strong sales of new Shakespeare fishing reels, kits and combos along with Stearns flotation devices, raingear, wetsuits and other new products also contributed to the quarter's performance. Sales of ProFlex full-suspension mountain bikes doubled while new model introductions of activewear to the ad specialty business improved Hilton's sales. The recently acquired Dana Design backpack business also provided sales gains. Partially offsetting these gains were lower second quarter ski shipments.

Net sales of the industrial products group advanced 14.3% to $51.8 million from $45.3 million in the prior year quarter. The increase was primarily due to the Simplex products business, which experienced sales gains from virtually all product lines. Sales also benefited from improvements in paperweaving monofilaments and fiberglass light pole products.

Gross Profit. Gross profit increased 16.2% to $42.4 million in the second quarter of 1995 compared to $36.5 million in the second quarter of 1994, primarily reflecting higher sales levels. Gross profit in 1995 as a percentage of net sales was adversely affected by higher lightpole manufacturing costs and increased costs of recycled corrugated scrap paper, partially offset by price increases.

Costs and Expenses. In the second quarter of 1995, selling expenses increased 12.7% to $17.3 million from $15.3 million in the same quarter of 1994, however, as a percentage of net sales decreased to 10.8% from 11.6%. General and administrative expenses increased 7.1% to $13.4 million in the second quarter of 1995 compared to $12.5 million in the year-earlier period. As a percentage of net sales, general and administrative expenses decreased to 8.4% from 9.5%.

Operating Income. Operating income grew by 35.4% to $11.7 million, or 7.4% of net sales, in the second quarter of 1995 compared to $8.7 million or 6.6% of net sales, in the comparable 1994 period. The percentage increase in the second quarter of 1995 was attributable to the reduction of selling, general and administrative expenses as a percentage of net sales, partially reduced by the reduction in gross profit margin percentage.

Interest Expense. Interest expense rose $1.0 million in the second quarter of 1995 compared to the second quarter of 1994. Higher average borrowings of $29.8 million resulted in $0.6 million of additional interest in the quarter and $0.4 million reflected higher rates.

B.     Comparative Six-Month Results of Operations

Net sales for the six months ended June 30, 1995 increased $62.9 million to $304.4 million as compared with the prior year period. Net income of $8.5 million, or 67 cents a share, advanced from $5.5 million, or 46 cents a share, reported in 1994.

Net Sales. In the sporting goods and other recreational products group, net sales increased 29.4% to $202.3 million from $156.3 million in the 1994 period. The improvement was mainly attributable to worldwide shipments of K2 Exotech in-line skates and snowboards and sales of new Shakespeare fishing rods, reels, and kits and combos. New product introductions at Hilton Active Apparel and Stearns largely accounted for the overall sales increases in these businesses. Shipments of Proflex full-suspension mountain bikes and Girvin accessories significantly improved from the prior year period. Dana Design, a recently acquired backpack business also contributed to the sales growth, although to a lesser extent.

The Industrial Products Group reported sales of $102.1 million, up 19.8% from prior year's total of $85.2 million. The increase was primarily due to sales gains in residential and industrial building products. Fiberglass light poles and paperweaving monofilaments sales growth also contributed to the period.

Gross Profit. Gross profit improved 23.0% to $77.7 million in the first six month of 1995 compared to $63.2 in the corresponding year-ago period, although as a percentage of net sales it decreased to 25.5% from 26.1% a year ago. Increased costs of recycled corrugated scrap paper, only partially offset by price increases, and higher manufacturing costs in the fiberglass light pole business unfavorably impacted the 1995 gross profit margin percentage.

Costs and Expenses. Selling expenses increased 17.9% to $34.7 million for the 1995 six month period from $29.5 million in the same period in 1994, although as a percentage of net sales declined to 11.4% from 12.2%. The percentage decrease was mainly volume related. General and administrative expenses increased 12.4% to $26.0 million for the six months ended June 30, 1995 compared to $23.1 million in the same prior year period. There was a decrease as a percentage of net sales to 8.5% in 1995 compared to 9.6% in 1994.

Operating Income. Operating income increased by 60.4% to $17.0 million, or 5.6% of net sales, in the six months ended June 30, 1995 compared to $10.6 million, or 4.4% of net sales, in the comparable 1994 period. The percentage increase resulted from reduced selling, general and administrative expenses as a percentage of sales and volume-related earnings increase of many of the Company's businesses.

Interest Expense. Interest expense increased by $2.3 million in the six months ended June 30, 1995 compared to the same year-ago period. Higher average borrowings of $32.9 million accounted for $1.4 million of the interest expense increase and higher interest rates accounted for $0.9 million of the remainder. Higher borrowings were necessary to finance the seasonal working capital requirements that support higher sales volume.

Income Taxes.   The provision for income taxes for the six months ended June 30,
1995 has been reduced as a result of a $0.3 million foreign tax settlement.


C.     Financial Condition

The Company's operations used $10.6 million of cash during the six month period ended June 30, 1995 whereas the comparable period in 1994 provided cash of $1.6 million. The recent increased use of cash has been primarily due to financing higher levels of accounts receivable and inventories arising from the growth of new seasonal products and the recent acquisitions of Dana Design and Wilderness Experience.

Net cash used for investment activities increased to $10.8 million in the first six months of 1995 from $3.3 million in the first six months of 1994. The increase in cash used in the 1995 period is attributable to capital expenditures to increase manufacturing capacity and improve manufacturing efficiencies, principally in the industrial products group, and the purchases of the Dana Design and Wilderness Experience businesses.

Net cash provided by financing activities during the six month period ended June 30, 1995 was $16.4 million from $1.7 million in the six month period ended June 30, 1994. The increase in cash was due to net proceeds from the stock offering that was completed on June 1, 1995 offset by repayments of long-term debt plus an increase in short-term seasonal borrowings.

Consistent with prior years, the allowance for doubtful items decreased as a result of a seasonal reduction in the allowance for volume discounts. The Company anticipates its cash need in 1995 will be provided from operations and borrowings under its Credit Line and Short-Term Facility and other existing credit lines.

                          PART II - OTHER INFORMATION


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (c) At the Annual Meeting of the Stockholders of the Company held May 4, 1995, the following action was taken:

                (1) Amend the Certificate of Incorporation to permit a Board of Directors consisting of from six to nine directors:
                     9,000,865 votes for, 1,369,372 votes against, 149,606 votes abstaining;

                (2)  Election of directors:
                            Abraham L. Gray, 10,440,221 votes for, 79,622 votes withheld:
                            Hugh V. Hunter, 10,437,979 votes for, 81,864 votes withheld;
                            Richard M. Rodstein, 10,433,719 votes for, 86,124 votes withheld.

                (3) Ratification of Ernst & Young as the Company's independent auditors:
                     10,414,491 votes for, 40,017 votes against, 65,335 votes abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

                          27 Financial Data Schedule, Article 5

                    (b)  Report on Form 8-K

                         There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ANTHONY INDUSTRIES,INC.
                                                     (registrant)

Date: August 11, 1995                            /s/ Bernard I. Forester
                                                 ----------------------------
                                                 B.I. Forester
                                                 Chairman and Chief Executive



Date: August 11, 1995                            /s/ John J. Rangel
                                                 -------------------------------
                                                 John J. Rangel
                                                 Senior Vice President - Finance