Form 10-Q
period 1995-09-30
ANTHONY INDUSTRIES INC
filed 1995-11-14
CIK 6720

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1995              Commission File No. 1-4290

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

                                              Yes X
                                                  -
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1995.

Common Stock, par value $1                                    16,527,731 Shares

                          FORM 10-Q QUARTERLY REPORT
                         PART -- 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(In thousands except for per share figures)
              (Unaudited)

                                            Three months              Nine months
                                         ended September 30        ended September 30
                                        ---------------------     ---------------------
                                          1995        1994(a)       1995       1994(a)
                                        --------    ---------     -------      -------
Net sales                               $156,282     $127,863     $460,719     $369,363
Cost of products sold                    114,911       93,387      341,670      271,735
                                        --------     --------     --------     --------
Gross profit                              41,371       34,476      119,049       97,628
Selling expenses                          18,297       15,763       53,028       45,229
General and administrative expenses       11,760        9,905       37,720       33,002
                                        --------     --------     --------     --------
Operating income                          11,314        8,808       28,301       19,397
Interest expense                           1,929        1,937        7,476        5,205
Other (income)                              (446)        (101)      (1,232)      (1,194)
                                        --------     --------     --------     --------
Income before taxes                        9,831        6,972       22,057       15,386
Provision for income taxes                 3,245        2,440        7,020        5,385
                                        --------     --------     --------     --------
NET INCOME                              $  6,586     $  4,532     $ 15,037     $ 10,001
                                        ========     ========     ========     ========
PER SHARE
    Net Income                              $.40         $.38        $1.09         $.84
    Cash dividend                           $.11        $.105         $.33        $.315
Average shares outstanding                16,598       11,910       13,831       11,910

(a) Shares and per share figures have been retroactively adjusted for the 5% stock dividend paid in December 1994.

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)


                                              September 30    December 31
                                                  1995           1994
                                               (Unaudited)
                                              ------------    -----------
                                                      (thousands)
                   Assets
                   ------
Current Assets
   Cash and cash equivalents                     $4,043          $7,700
   Accounts receivable, less allowances of
    $9,037 in 1995 and $8,425 in 1994           143,647         111,154
   Inventories
    Finished goods                               89,721          66,900
    Work in process                              12,529           8,788
    Raw materials                                31,760          32,216
                                               --------        --------
                                                134,010         107,904
    Less LIFO reserve                             6,903           6,162
                                               --------        --------
                                                127,107         101,742
   Deferred taxes                                 4,905           7,928
   Prepaid expenses and other current assets      5,086           4,324
                                               --------        --------
     Total current assets                       284,788         232,848
Property, Plant and Equipment                   145,431         131,459
 Less allowance for depreciation                 86,436          79,095
                                               --------        --------
                                                 58,995          52,364
Intangibles, principally goodwill                17,434          15,825
Other                                             3,198           3,377
                                               --------        --------
  Total assets                                 $364,415        $304,414
                                               ========        ========

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)

                                                September 30      December 31
                                                    1995             1994
                                                 (Unaudited)
                                                ------------      -----------
                                                          (thousands)
   Liabilities and Shareholders' Equity
   ------------------------------------
Current Liabilities
  Bank loans                                      $ 50,534       $  18,341
  Accounts payable                                  29,016          26,858
  Accrued payroll and related                       19,582          18,697
  Other accruals                                    20,349          15,788
  Current portion of long-term debt                    372           2,918
                                                  --------        --------
  Total current liabilities                        119,853          82,602

Long-Term Debt                                      53,619         109,921
Deferred Taxes                                      12,414          12,895

Shareholders' Equity
  Preferred Stock $1 par value, authorized
    12,500,000 shares, none issued
  Common Stock, $1 par value, authorized
    $40,000,000 shares, issued shares --
    16,993,375 in 1995 and 12,322,851 in 1994       16,993          12,323
  Additional paid-in capital                       130,223          66,973
  Retained earnings                                 39,100          28,994
  Employee Stock Ownership Plan and
    stock option loans                              (4,211)         (3,937)
  Treasury shares at cost, 481,059 shares           (4,189)         (4,189)
  Cumulative translation adjustments                   613          (1,168)
                                                  --------        --------
  Total Shareholders' Equity                       178,529          98,996
                                                  --------        --------

  Total Liabilities and Shareholders' Equity      $364,415        $304,414
                                                  ========        ========

See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)

                                                                      (Unaudited)
                                                                      Nine months
                                                                   ended September 30
                                                              ---------------------------
                                                                 1995             1994
                                                              ---------------------------
                                                                      (thousands)
Operating Activities
 Net income                                                   $  15,037          $ 10,001
 Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
   Depreciation and amortization                                  8,166             7,409
   Deferred taxes                                                 2,513             1,142
   Changes in operating assets and liabilities:
    Increase in accounts receivable                             (31,993)          (15,604)
    Increase in inventories                                     (24,055)          (15,282)
    Increase in prepaid expense and other current assets           (615)           (2,498)
    Increase in accounts payable                                  1,329             3,704
    Increase in payroll, taxes and other accruals                 5,165             5,333
                                                              ---------          --------
Net cash used in operating activities                           (24,453)           (5,795)
                                                              ---------          --------
Investing Activities
   Property, plant & equipment expenditures                     (13,984)           (7,561)
   Disposals of property, plant & equipment                         183               310
   Other items, net                                                (341)              705
                                                              ---------          --------
Net cash used in investing activities                           (14,142)           (6,546)

Financing Activities
    Borrowings under long-term debt and revolving
      lines of credit                                             9,000            16,666
    Payments of long-term debt and revolving
      lines of credit                                           (68,558)           (3,692)
    Dividends paid                                               (4,931)           (3,708)
    Net proceeds from stock offering                             67,234
    Net increase in short-term bank loans                        32,193             2,282
                                                              ---------          --------
Net cash provided by financing activities                        34,938            11,548
                                                              ---------          --------
Net decrease in cash and cash equivalents                        (3,657)             (793)

Cash and cash equivalents at beginning of year                    7,700             5,860
                                                              ---------          --------
Cash and cash equivalents at end of period                    $   4,043          $  5,067
                                                              =========          ========
Supplemental disclosure of cash flow information:
   Interest paid                                              $   5,651          $  4,001
   Income taxes paid                                              4,478             4,243
                                                              ---------          --------
                                                              $  10,129          $  8,244
                                                              =========          ========

See notes to consolidated condensed financial statements.

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

NOTE 3 - Borrowings

The $85 million credit facility and the $40 million 364-day unsecured revolving short-term facility are subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of September 30, 1995, retained earnings of $10.6 million were free of such restrictions.

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

On a proforma basis, assuming the offering had been completed on January 1, 1994, earnings per share were 40 cents for the 1995 third quarter versus 31 cents for the year earlier quarter and 98 cents for the 1995 nine month period versus 71 cents for the corresponding year-ago period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


A.    Comparative Third Quarter Results of Operations

Net sales for the quarter ended September 30, 1995 increased 22.2% to $156.3 million compared to $127.9 in the corresponding 1994 quarter. Third quarter 1995 net income rose 45.3% to a record $6.6 million from $4.5 million in the third quarter of 1994. Earnings per share, reflecting the completion on June 1, 1995 of the Company's public offering of 4.6 million shares, advanced to $.40 per share from $.38 per share in the year-ago quarter.

Net Sales. In the sporting goods and other recreational products group, net sales increased 26.4% to $109.1 million in the 1995 quarter compared to $86.3 million in 1994. Leading the improvement was a rise in sales of K2 Exotech in-line skates, primarily in the international markets, and of K2 snowboards worldwide. The continued popularity of the ProFlex full-suspension mountain bike line also boosted sales. Stearns and Shakespeare fishing tackle contributed to the quarter's sales growth with increased shipments of flotation gear and new fishing tackle products. Dana Design backpacks, a 1995 acquisition, also contributed to the higher sales reported.

In the industrial products group, net sales increased 13.5% to $47.2 million in the third quarter of 1995 compared to $41.6 million in the comparable period of 1994. The increase in sales was mainly attributable to growth of filament wound and ornamental poles, military radio antenna shipments and paperweaving monofilaments.

Gross profit. Gross profit increased 20.0% to $41.4 million, or 26.5% of net sales, in the third quarter of 1995 as compared to $34.5 million, or 27.0% of net sales, in the third quarter of 1994. The decline of gross profit as a percentage of net sales was largely due to the cost of increasing the production capacity of the rapidly growing line of Shakespeare fiberglass light poles.

Costs and Expenses. In the third quarter of 1995, selling expenses increased 16.1% to $18.3 million from $15.8 million in the same quarter of 1994, due to increased sales volume; however, as a percentage of net sales, selling expenses decreased to 11.7% from 12.3%. General and administrative expenses increased 18.7% to $11.8 million in the third quarter of 1995 compared to $9.9 million in the year-earlier period reflecting higher development spending and the inclusion of the 1995 acquisitions of Dana Design and Wilderness Experience. As a percentage of net sales, general and administrative expenses decreased to 7.5% from 7.7%.

Operating Income. Operating income improved by 28.5% to $11.3 million, or 7.2% of net sales, in the third quarter of 1995 compared to $8.8 million or 6.9% of net sales, in the comparable 1994 period. The percentage increase was due to lower selling, general and administrative expenses as a percentage of net sales, which was partially offset by the reduction in gross profit margin percentage.

Interest Expense. Interest expense in the third quarter of 1995 was comparable to the third quarter of 1994. Average borrowings declined $16.3 million resulting in $0.3 million of reduced interest expense offset by an increase of $0.3 million reflecting higher rates.

B.   Comparative Nine-Month Results of Operations

Net sales for the nine months ended September 30, 1995 increased $91.4 million to $460.7 million as compared with the prior year period. Net income of $15.0 million, or 1.09 cents a share, increased from the $10.0 million, or 84 cents a share reported in 1994.

Net Sales. In the sporting goods and other recreational products group, net sales increased 28.4% to $311.4 million from $242.6 million in the 1994 period. The improvement was mainly attributable to worldwide shipments of K2 Exotech in-line skates and snowboards and sales of Shakespeare fishing rods, reels and kits and combos. Other factors contributing to the sales increase were shipments of Proflex full-suspension mountain bikes and Girvin accessories, which significantly improved from the prior year period, new product introductions at Stearns and Hilton Active Apparel, which largely accounted for the sales
increases in those businesses, and   Dana Design, a recently acquired backpack
business.

The industrial products group reported sales of $149.3 million, up 17.7% from prior year's total of $126.8 million. The increase in sales was due to gains in residential and industrial building products and fiberglass utility and light poles and paperweaving monofilaments.

Gross Profit. Gross profit improved 21.9% to $119.0 million in the first nine months of 1995 compared to $97.6 million in the corresponding year-ago period, although as a percentage of net sales it decreased to 25.8% from 26.4% a year ago. Increased costs of recycled corrugated scrap paper, only partially offset by price increases, and costs of increasing the production capacity of the Shakespeare fiberglass light poles unfavorably impacted the 1995 gross profit percentage.

Costs and Expenses. Selling expenses increased 17.2%, to $53.0 million for the 1995 nine month period from $45.2 million in the same period in 1994, although as a percentage of net sales they declined to 11.5% from 12.2%. General and administrative expenses increased 14.3% to $37.7 million for the nine months ended September 30, 1995 compared to $33.0 million in the same prior year period, although as a percentage of net sales they also declined to 8.2% from 8.9%.

Operating Income. Operating income increased by 45.9% to $28.3 million, or 6.1% of net sales, in the nine months ended September 30, 1995 compared to $19.4 million, or 5.3% of net sales, in the comparable 1994 period. The percentage increase resulted from reduced selling, general and administrative expenses as a percentage of sales and volume-related earnings increases in many of the Company's businesses.

Interest Expense. Interest expense increased by $2.3 million in the nine months ended September 30, 1995 from the year-ago period. Higher average borrowings of $18.6 million accounted for $1.1 million of the increase and higher interest rates accounted for the remainder.

The higher average borrowings were required to finance the seasonal working capital requirements in support of the higher sales volume.

Income Taxes. The provision for income taxes for the nine months ended September 30, 1995 reflects a credit resulting from a first quarter $0.3 million foreign tax settlement.

C.   Financial Condition

The Company's operations used $24.5 million of cash during the nine month period ended September 30, 1995 whereas the comparable period of 1994 used cash of $5.8 million. The increase in use of cash for the current period was due primarily to financing higher levels of accounts receivable and inventories arising from the growth of new seasonal products and the recent acquisitions of Dana Design and Wilderness Experience.


Net cash used for investment activities increased to $14.1 million in the first nine months of 1995 from $6.5 million in the first nine months of 1994. The increase in cash used in the 1995 period is attributable to capital expenditures to increase manufacturing capacity and improve manufacturing efficiencies, principally in the industrial products group, and the purchases of the Dana Design and Wilderness Experience businesses.

Net cash provided by financing activities during the nine month period ended September 30, 1995 was $34.9 million as compared with $11.5 million in the nine month period a year ago. The increase in cash was due to new proceeds from the stock offering that was completed on June 1, 1995 which were applied to repayments of long-term debt plus an increase in short-term seasonal borrowings.

The Company anticipates its remaining cash needs in 1995 will be provided from operations and borrowings under its $85 million Credit Line and $40 million Short-Term Facility and from other existing credit lines.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    27   Financial Data Schedule

               (b)  Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended September 30, 1995.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ANTHONY INDUSTRIES, INC.
                                                 (registrant)


Date:  November 10, 1995                    /s/ BERNARD I. FORESTER
                                            -------------------------------
                                            B.I. Forester
                                            Chairman and Chief Executive



Date:  November 10, 1995                    /s/ JOHN J. RANGEL
                                            -------------------------------
                                            John J. Rangel
                                            Senior Vice President - Finance