Form 10-K
period 1995-12-31
ANTHONY INDUSTRIES INC
filed 1996-03-29
CIK 6720

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

    PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NO. 1-4290

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 724-2800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                NAME OF EACH EXCHANGE ON
             TILE OF EACH CLASS                     WHICH REGISTERED
             ------------------                 ------------------------
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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NONAFFILIATES WAS APPROXIMATELY $324,025,000 AS OF MARCH 15, 1996.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF MARCH 15, 1996.

      Common Stock, par value $1                  16,594,083 Shares

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 2, 1996 are incorporated by reference in Part III.

===============================================================================

                            FORM 10-K ANNUAL REPORT

                                    PART I

ITEM 1. BUSINESS:

GENERAL

  Anthony Industries, Inc. ("Anthony" or the "Company") is a leading designer, manufacturer and marketer of brand name sporting goods and other recreational products. The Company is also a major supplier of selected industrial products. Anthony's sporting goods and other recreational products include several brand name lines such as K2 and Olin alpine skis, K2 snowboards, K2 Exotech in-line skates, Shakespeare fishing rods and reels, Stearns personal flotation devices, rainwear and wet suits, ProFlex full-suspension mountain bikes and Dana Design and Wilderness Experience backpacks and Garuda tents. The Company also produces and markets Hilton active apparel, K2 ski apparel, Charles Bastion golf apparel and NASCAR licensed apparel. Anthony's industrial products consist primarily of Shakespeare monofilament line used in weed trimmers, in paper mills and as fishing line; Shakespeare fiberglass marine antennas, light, transmission and distribution poles and Simplex coated and laminated products. Founded in 1946, Anthony has grown to over $540 million in annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic financial information see Note 12 of Notes to Consolidated Financial Statements.

  In recent years, the Company has aggressively expanded into several of what are recognized as the faster growing sporting goods markets in the United States, including in-line skates, snowboards and full-suspension mountain bikes. Management believes these newer products have benefited from the market share positions of other Company products, several of which are now the #1 brands in their respective markets. For example, in the United States, K2 has the #1 market position in alpine skis, and management believes that Stearns has the #1 market position in personal flotation devices and Shakespeare's Ugly Stik is the top selling line of fishing rods.

  In October 1995, the Company signed a letter of intent to sell the assets and business of its swimming pool and motorized pool cover business (the "Division"). As a result, the Company reclassified the Division as discontinued operations, and prior years' operations were similarly reclassified. A loss from discontinued operations of $4.9 million was recorded which included an anticipated loss from disposal. On March 5, 1996, the Company completed the sale of substantially all of the assets of the Division to General Aquatics, Inc., a national pool builder and pool equipment manufacturer (see Note 2 of Notes to Consolidated Financial Statements for further discussion). The discussion which follows focuses on the continuing operations of the Company.

  The Company's common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: ANT). On June 1, 1995, the Company completed a secondary public offering of 4.6 million new shares of common stock of the Company, resulting in net proceeds of $67.2 million. For further information regarding the stock offering see Note 11 of Notes to Consolidated Financial Statements.

SPORTING GOODS AND OTHER RECREATIONAL PRODUCTS

  Net sales of sporting goods and other recreational products were $349.4 million in 1995, $264.7 million in 1994 and $227.6 million in 1993. The following table lists the Company's principal sporting goods and other recreational products and the brand names under which they are sold.

      PRODUCT                         BRAND NAME
      -------                         ----------
      Alpine Skis                     K2, Olin
      Cross-Country Skis              Madshus
      Snowboards                      K2
      In-Line Skates                  K2 Exotech
      Fishing Rods and Reels          Shakespeare, Ugly Stik
      Active Water Sports Products    Stearns
      Full-Suspension Mountain Bikes  ProFlex, Girvin
      Backpacks                       Dana Design, Wilderness Experience
      Tents                           Garuda
      Imprinted Active Apparel        Hilton, USA
      Golf Apparel                    Charles Bastion
      Licensed Apparel                NASCAR
      Ski Apparel                     K2

  Alpine Skis. The Company sells its alpine skis under the names K2 and Olin principally in the United States, Europe and Japan. K2 offers skis in a broad range of styles for a variety of conditions and types of skiing at numerous price points. While participation rates for alpine skiing have been relatively flat during the past few years, the market shares of K2 and Olin skis have increased due to their popularity among retail purchasers resulting from their high quality, innovative features, attractive graphics, creative marketing and their domestic production.

  K2 and Olin skis are manufactured by the Company in the United States and Norway. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. K2 alpine skis are marketed to skiers ranging from beginners to top racers using youthful and often irreverent advertising. Olin skis are marketed toward more mature and affluent purchasers. To assist in its marketing efforts, the Company sponsors amateur and professional skiers including Phil and Steve Mahre and Glen Plake.

  Cross-Country Skis. The Company's cross-country skis, which are manufactured in the Company's plant in Norway, are sold under the name Madshus by a retailer/distributor which owns the rights to the Madshus name and resells the skis principally in Europe.

  Snowboards. The Company introduced K2 snowboards and snowboard bindings in 1990. The Company began selling snowboard boots in 1993. While the snowboard market is highly fragmented with over 200 competitors, Anthony is one of the few snowboard companies which manufactures its own snowboards. Most of its competitors source their products from other manufacturers. The Company believes that its manufacturing capability will provide a competitive advantage as the industry begins to consolidate. Like its alpine skis, K2 snowboards are of high quality, have attractive graphics and are creatively marketed.

  The Company made an important innovation in its snowboard line in early 1995 when it introduced the Clicker, a revolutionary step-in binding system for snowboards jointly developed with Shimano Inc. The Clicker is among the first commercially available step-in binding systems for snowboards. The Clicker will enable snowboarders to release and refasten the binding easily, which among other things, will facilitate entering and exiting ski lifts.

  K2 snowboards are manufactured by the Company in the United States. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. Like K2 skis, K2 snowboards are marketed using youthful and irreverent advertising, and the Company sponsors professional and amateur snowboarders.

  In-Line Skates. The Company introduced its K2 Exotech in-line skates in 1994. The in-line skate market has grown dramatically in recent years. Anthony's in-line skates are priced at the mid to upper end of the industry. K2 Exotech skates are attractive and of high quality and have innovative features such as a soft mesh and leather upper designed for improved comfort and a rigid plastic cuff for support. The Company's in-line skates also offer high quality in-line skate components such as Hyper(TM) wheels and TwimCam(TM) bearings, which are manufactured by others.

  K2 Exotech in-line skates are manufactured to Company specifications primarily by vendors in Korea and China. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors.

  Fishing Rods and Reels. The Company sells fishing rods, reels and fishing line in most of the world. The Company believes that Shakespeare's Ugly Stik models have been the best selling fishing rods in the U.S. over the past 18 years. The success of these fishing rods has allowed the Company to establish a strong position with retailers, thereby increasing sales of new rods, reels and kits and combos. Shakespeare rods and reels are manufactured principally in the People's Republic of China, although blanks for the Ugly Stik fishing rod are made by the Company in the United States. Shakespeare products are sold directly by the Company and through independent sales representatives to mass merchants (two of which in the aggregate purchase more than one-half of the Company's fishing rods and reels), specialty shops and chain stores.

  Active Water Sports Products. The Company sells Stearns flotation vests, jackets and suits ("personal flotation devices"), cold water immersion products, wet suits and rainwear in the United States and in certain foreign countries. Stearns has recently introduced towables, which are inflatable flotation products towed behind waterski boats. In the United States, occupants of boats are required by law either to wear or have available personal flotation devices meeting Coast Guard standards. Stearns personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories. Stearns manufactures its personal flotation devices in the U.S. and its other products are outsourced from Asian manufacturers. Stearns products are sold principally through an in-house marketing staff and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users.

  Full-Suspension Mountain Bikes. Girvin, which was acquired by the Company in October 1993, designs and distributes high quality full-suspension mountain bikes and components under the names ProFlex, Girvin and Flexstem in the United States and internationally. The Company believes that full-suspension bikes are a fast growing segment of the mountain bike market. Performance and comfort are provided by these bikes which have shock absorbing elements for both front and rear wheels, thereby improving climbing ability and decreasing rider fatigue and off-road vibration. Girvin is a pioneer of full-suspension, and the Company believes it is the largest wholesale distributor of these bikes in the United States. Girvin manufactures certain components, including front forks, at its facility in the United States. The bikes are assembled to Girvin's specifications by a vendor in Taiwan and are distributed through an in-house marketing staff and by independent sales representatives to independent bicycle dealers in the U.S. and through distributors internationally. To assist in its marketing efforts, Girvin co-sponsors the BMW/ProFlex mountain bike team.

  Backpacks. Dana Design, which was acquired by the Company in February 1995, manufactures and distributes high-end backpacks in the U.S. Dana Design products are known for their comfort, high quality and innovative features, such as custom fitting. Dana Design backpacks are manufactured by the Company in the United States for sale by independent sales representatives to specialty retailers in the United States. The Wilderness Experience backpacks and other related apparel lines were acquired by the Company in December

1994, and offer products at more popular price points. The Company believes that its manufacturing expertise, marketing capabilities and financial support will benefit these businesses. Garuda was acquired by the Company in December 1995 and manufactures high-end tents in the United States for sale by independent sales representatives to specialty retailers in the United States.

  Active Wear. The Company's Hilton business manufactures and distributes jackets, shirts, fleece tops and other active wear under the Hilton and USA brand names. These products are primarily sold in the United States to advertising specialty customers, embroiderers and screen printers who in turn sell imprinted items, including garments, to corporate buyers, among others. Hilton and USA apparel are manufactured by the Company in the United States and are sold through catalogs, by a direct sales force and by independent sales representatives. The Company has recently introduced a line of Charles Bastion golf shirts and a broad line of NASCAR licensed apparel.

  Ski Apparel. K2 ski apparel is manufactured to the Company's specifications by various suppliers located in Europe and Asia. K2 apparel is principally sold in Europe and through independent distributors for which the Company receives royalty income, except in Germany where it is sold through a Company-owned distributor.

INDUSTRIAL PRODUCTS

  Net sales of industrial products were $194.9 million in 1995, $170.3 million in 1994 and $146.1 million in 1993. The Company's industrial products segment historically has contributed to operations by providing a base of generally consistent earnings and cash flow. The following table lists certain of the Company's principal industrial products and the brand names under which they are sold.

      PRODUCT                                        BRAND NAME
      -------                                        ----------
      Monofilament Line                              Shakespeare
      Fiberglass Utility and Decorative Light Poles  Shakespeare
      Marine Radio Antennas                          Shakespeare
      Coated and Laminated Paperboard Products       Thermo-ply, Studio Board
      Protective Building Wrap                       Barricade, R-Wrap
      Synthetic Commercial Building Coatings         Finestone

  Monofilament Line. Nylon and polyester monofilament line is domestically manufactured by the Company in a variety of diameters, tensile strengths and softness. Monofilament is used in various applications including the manufacture of woven mats for use by paper producers in the United States, Europe and South America and for use as line in weed trimmers in the United States. Monofilament produced for sale in Europe for woven mats is manufactured primarily in the Company's U.K. facility. Fishing line is also manufactured domestically and marketed by Shakespeare's fishing tackle division to retailers and mass merchandisers.

  Fiberglass Utility and Decorative Light Poles. The Company produces fiberglass products including utility and decorative light poles which are manufactured and sold under the Shakespeare name in the United States principally to utility companies and municipalities. The Company believes that a large majority of major utility companies in the United States have approved the use of fiberglass light and utility poles.

  Marine Radio Antennas. The Company manufactures in the United States fiberglass radio antennas for marine, citizen band and military application under the Shakespeare name. These products are sold primarily in the United States. The Company also distributes marine radios and other marine electronics under the Shakespeare name which are manufactured in Asia to the Company's specifications. These antennas, radios and other marine electronics are sold by an in-house sales department and independent sales representatives to specialty marine dealers.

  Coated and Laminated Paperboard Products. Anthony's Simplex business manufactures a wide range of coated and laminated paperboard products, which include insulative sheathing marketed under the trademark Thermo-ply, container components for fiber drums and flexible packaging paperboard products. These products are manufactured in the United States and are sold to a large number of customers in the domestic residential and manufactured housing, container and industrial packaging industries, and in the case of Thermo-ply, to the Japanese residential housing industry. The Company also operates a paper recycling mill which produces chip paperboard primarily used in the manufacture of Thermo-ply insulative sheathing and secondarily sold to others in nonconstruction related markets. The Company has recently introduced Studio Board which is used in set construction for the entertainment industry. Studio Board is made from 85% recycled material and is also recyclable itself.

  Protective Building Wrap. The Company manufactures and sells protective building wrap in the United States under the names R-Wrap and Barricade to the domestic residential and manufactured housing industries. These products are generally sold through distributors to home builders.

  Synthetic Commercial Building Coatings. The Company manufactures and sells synthetic commercial building coatings in the United States under the name Finestone to the commercial construction industry. These products are marketed primarily to architects and builders.

COMPETITION

  The Company's competition varies among its business lines. The sporting goods and recreational products markets are generally highly competitive, with competition mainly centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than snowboards and active apparel) consists of a relatively small number of large producers, some of whom have greater financial and other resources than the Company. A large number of companies compete in snowboards and active apparel. While the Company believes that its well-recognized brand names, established distribution networks and reputation for developing and introducing innovative products have been key factors in the successful introduction of its sporting goods products, there are no significant technological or capital barriers to entry into the markets for many sporting goods and recreational products. These markets face competition from other leisure activities, and sales of leisure products are affected by changes in consumer tastes, which are difficult to predict.

  While the Company believes that in its industrial products segment it competes based on product quality, service and delivery, the Company's industrial products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products such as paperboard container components. Insulative sheathing products compete with substitute products. Fiberglass utility and light poles compete with products made of other materials, such as wood and aluminum. Certain industrial competitors have greater financial and other resources than the Company.

FOREIGN SOURCING AND RAW MATERIALS

  The Company has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. A major portion of the Company's fishing rods, including its Ugly Stik models, and reels and certain in-line skate components are currently manufactured in the People's Republic of China which trades with the United States under a Most Favored Nation ("MFN") trade status. While the Company believes that alternative sources for these products produced in China could be found, maintaining its existing costs of such products will depend on China's continuing to be treated under MFN tariff rates, which the United States from time to time has threatened to rescind. In 1996, the United States has again threatened trade sanctions against certain products made in China, including fishing rods, although no such trade sanctions have been imposed to date.

  The Company has not experienced any substantial difficulty in obtaining raw materials for its industrial products segment, although recycled corrugated scrap paper, a raw material used in the production of the Company's insulative sheathing, has become more expensive, a trend which the Company believes may continue. This increasing cost has had and could continue to have significant impact on the profitability of the insulative sheathing line. While the Company has been able to raise its insulative sheathing prices to offset the increasing cost of this raw material, no assurances can be given of the Company's continued ability to do so. The Company is currently expanding its recycling capabilities to lessen its reliance on recycled corrugated scrap paper.

SEASONALITY AND CYCLICALITY; BACKLOG

  Sales of the Company's sporting goods are generally highly seasonal and in many instances are dependent on weather conditions. The Company's industrial products are mildly seasonal. This seasonality causes the Company's financial results to vary from quarter to quarter, and the Company's sales are usually weakest in the first quarter. In addition, the nature of the Company's ski and snowboard businesses requires it to make relatively large investments in inventory in anticipation of these products' selling season, which runs from July through December, and relatively large investments in receivables during and shortly after such season. The rapid delivery requirements of the Company's customers for its sporting goods products and active apparel also result in investment in significant amounts of inventory. The Company believes that another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products' retail seasons.

  Sales of sporting goods depend to a large extent on general economic conditions including the amount of discretionary income available for leisure activities. Sales of the Company's industrial products are dependent to varying degrees upon economic conditions in the domestic housing, container and paper industries.

  As a result of the nature of many of the Company's businesses, backlog is generally not significant, and management believes it is not an important indicator of future sales.

CUSTOMERS

  The Company believes that its customer relationships are excellent, and no one customer of the Company accounted for ten percent or more of its consolidated annual net sales in 1994 or 1995. The loss, however, of one of the Company's two largest customers of its sporting goods products could have a significant impact on the Company's results of operations.

RESEARCH AND DEVELOPMENT

  Consistent with the Company's business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, the Company maintains decentralized research and development departments at several of its manufacturing centers which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $7.1 million in 1995, $6.3 million in 1994 and $4.3 million in 1993 and were expensed as a part of general and administrative expenses in the year incurred.

EMPLOYEES

  The Company had approximately 4,600 and 3,900 employees at December 31, 1995 and 1994, respectively. The Company believes that its relations with employees generally have been good.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

  While product innovation is a highly important factor in the Company's sporting goods and other recreational products segment and many of the Company's innovations have been patented, the Company does not believe that the loss of any one patent would have a material adverse effect on it. Certain of its brand names, such as K2, K2 Exotech, Olin, Shakespeare, Ugly Stik, Stearns, Girvin, ProFlex, Hilton, Dana Design and Wilderness Experience are believed by the Company to be well recognized by consumers and therefore important in the sales of these products. Registered and other trademarks and tradenames of Company products are italicized in this Form 10-K.

ITEM 2. PROPERTIES

  The table below provides information with respect to the principal production and distribution facilities utilized by the Company for continuing operations as of December 31, 1995.

                                             OWNED FACILITIES  LEASED FACILITIES
                                             ----------------- -----------------
                                 TYPE OF      NO. OF   SQUARE   NO. OF   SQUARE
          LOCATION               FACILITY    LOCATIONS FOOTAGE LOCATIONS FOOTAGE
          --------               --------    --------- ------- --------- -------
SPORTING GOODS AND OTHER
 RECREATIONAL PRODUCTS
  Alabama.................... Production          2    156,000
  Illinois................... Distribution                          1     76,000
  Minnesota.................. Distribution
                              and production      1    290,000
  Rhode Island............... Distribution
                              and production                        1     50,000
  South Carolina............. Distribution
                              and production      2    140,000
  Washington................. Distribution
                              and production      1    160,000      1     37,000
  Foreign.................... Distribution
                              and production      3    101,000      6    147,000
                                                ---    -------    ---    -------
                                                  9    847,000      9    310,000
                                                ===    =======    ===    =======
INDUSTRIAL PRODUCTS
  Florida.................... Production          1     73,000
  Michigan................... Production          2    278,000
  South Carolina............. Production          2    484,000
                                                ---    -------
                                                  5    835,000
                                                ===    =======

  The corporate headquarters of the Company is located in 15,000 square feet of leased office space in Los Angeles, California. The terms of the Company's leases range from one to eight years, and many are renewable for additional periods. The termination of any lease expiring during 1996 or 1997 would not have a material adverse effect on the Company's continuing operations.

  The Company believes that, in general, its plants and equipment are adequately maintained, in good operating condition and are adequate for the Company's present needs. The Company regularly upgrades and modernizes its facilities and equipment and expands its facilities to meet production and distribution requirements.

ITEM 3. LEGAL PROCEEDINGS

  Certain of the Company's products are used in relatively high risk recreational settings and from time to time the Company is named as a defendant in lawsuits asserting product liability claims relating to its sporting goods products. To date none of these lawsuits has had a material effect on the Company, and the Company does not believe that any lawsuit now pending could reasonably be expected to have such an effect. The Company maintains product liability, general liability and excess liability insurance coverages. No assurances can be given that such insurance will continue to be available at an acceptable cost to the Company or that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

  On December 5, 1995, two of the directors of the Company, Robert T. Anthony and Abraham L. Gray, Mr. Anthony's mother, acting as stockholders of the Company filed a complaint in the California Superior Court for Los Angeles County (No. BC 140251) entitled Marilyn Anthony, Robert T. Anthony and Abraham L. Gray vs. John B. Simon, Hugh V. Hunter, Anthony Industries, Inc. and Does 1 through 100. The complaint purports to be a derivative complaint brought on behalf of the Company and arises out of the negotiation and approval of a retirement agreement in November 1995 between the Company and B.I. Forester, then the Company's Chairman of the Board and Chief Executive Officer. Under the agreement, Mr. Forester stepped down as Chief Executive Officer two years prior to the expiration of his employment contract, allowing for an orderly and timely management succession, and agreed to continue as the Company's Chairman of the Board and provide consulting services to the Company. To avert a deadlock on the Board, without the necessity of Mr. Forester voting on his own retirement agreement, the retirement agreement was approved by the Executive Committee, with Mr. Forester abstaining. The two members of the Executive Committee, in addition to Mr. Forester, are Messrs. Hunter and Simon. At a meeting of the full Board of Directors held the same day, the full Board, including Mr. Forester, voted to approve the actions of the Executive Committee, by vote of five to four. Those in favor were Messrs. Forester, Hunter, Offermans, Rodstein and Simon. Those opposed were Messrs. Anthony, Goldberg, Gray and Weiner. The complaint seeks recovery of damages from the two defendant directors of not less than $10 million allegedly suffered by the Company as a result of the Executive Committee's approval of the Forester retirement agreement. The complaint alleges that the agreement is unfair to the Company and that the defendants breached their duties of loyalty; acted in bad faith; engaged in intentional misconduct; and engaged in a knowing violation of law in approving the agreement. In the opinion of management of the Company, the allegations of the complaint are without merit.

  The Company is among several potentially responsible parties named in an Environmental Protection Agency matter involving discharge of hazardous materials at an old waste site in South Carolina. This action seeks primarily cleanup costs. The ultimate outcome of this matter cannot be predicted with certainty; however, to the extent to which not previously reserved against by the Company, management does not believe this matter will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

        NAME                     POSITION                            AGE
        ----                     --------                            ---

 Richard M. Rodstein   President and Chief Executive Officer          41
 Robert E. Doyle       Senior Vice President; President of
                          Simplex Products                            49
 John J. Rangel        Senior Vice President--Finance                 42
 Tony H. Chow          Vice President and Director of Taxes           48
 David G. Cook         Vice President; President of Stearns           58
 Timothy C. Cronin     Vice President and Executive Vice President
                         of Hilton                                    45
 Woodrow P. Greene     Vice President--Quality and Process
                         Improvement and President of Shakespeare
                         Electronics and Fiberglass                   51
 David H. Herzberg     Vice President; President of Shakespeare
                         Monofilament                                 53
 Marilyn E. Lane       Vice President and Treasurer                   64
 Franklin D. Leibow    Vice President; President of Hilton
                         Active Apparel                               46
 Henry Miller          Vice President                                 37
 Susan E. McConnell    Secretary                                      52

  Mr. Rodstein has been President of the Company for more than the past five years and Chief Executive Officer since January 1, 1996.

  Mr. Doyle has been a Senior Vice President of the Company and president of Simplex Products for more than the past five years.

  Mr. Rangel, a CPA, has been Senior Vice President--Finance of the Company for more than the past five years.

  Mr. Chow has been a Vice President of the Company for more than the past five years.

  Mr. Cook has been a Vice President of the Company and president of Stearns for more than the past five years.

  Mr. Cronin has been a Vice President of the Company since January 1, 1996 and Executive Vice President of Hilton from October 1992 to December 1995. From February to October 1992 Mr. Cronin was a design and sourcing executive with Odyssey International Ltd., and for more than one year previous to that he was a vice president of Wilson Sporting Goods Company.

  Mr. Greene has been Vice President--Quality and Process Improvement of the Company since January 1, 1993, president of Shakespeare Electronics and Fiberglass since June 22, 1995 and Director of Quality and Process Improvement of the Company from May 1991 to December 1992. For more than one year previous to that, Mr. Greene was employed by QualPro, Inc., a quality and process improvement consulting firm.

  Mr. Herzberg has been a Vice President of the Company and president of Shakespeare Monofilament for more than the past five years.

  Mrs. Lane has been a Vice President and Treasurer for more than the past five years.

  Mr. Leibow has been a Vice President of the Company since January 1, 1993 and president of Hilton Active Apparel since October, 1989.

  Mr. Miller has been a Vice President of the Company since January 1, 1996 and Director of Business Development from June 1992 to December 1995. For more than five years previous to that Mr. Miller was a vice president of Omega Corporation.

  Mrs. McConnell, a California attorney, has been Secretary of the Company and administrative assistant to the Chief Executive Officer for more than the past five years.

  Officers of the Company are elected for one year terms by the directors at their first meeting after the annual meeting of shareholders and hold office until their successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKETS

  The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "ANT." At March 15, 1996 there were 1,839 holders of record of Common Stock of the Company.

COMMON STOCK PRICES

  The following table sets forth, for the quarters indicated, the reported high and low sales prices of the Common Stock, as reported by the New York Stock Exchange during the Company's two most recent fiscal years:

                                          STOCK PRICES               DIVIDENDS PER SHARE
                                  ----------------------------    ------------------------
                                   HIGH      LOW        CLOSE        CASH         STOCK
                                  ------    ------    --------    ----------    ----------
   1995
     Fourth...................... 23 1/4    16 7/8    23          $      .11
     Third....................... 20 5/8    18 1/8    18 15/16           .11
     Second...................... 18 1/2    15 1/4    18 1/2             .11
     First....................... 16 7/8    15 1/8    16 1/4             .11
   1994
     Fourth...................... 17 3/8    16        16          $      .11          5%
     Third....................... 16 7/8    14 3/8    16 1/4            .105
     Second...................... 15 1/8    13 7/8    14 1/2            .105
     First....................... 17 1/2    14        15 1/8            .105

--------
Prices and per share figures have been adjusted for stock dividends, where applicable.

DIVIDENDS

  The Company has paid a cash dividend on the Common Stock since 1978. The timing, amounts and form of dividends depends on, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. The Company is subject to credit agreements which limit its ability to pay cash dividends. As of December 31, 1995, retained earnings were free of such restrictions. See Note 5 of Notes to Consolidated Financial Statements for further description of the Company's credit facilities.

Trust Agent, Registrar and Dividend Disbursing Agent for Common Stock;

Harris Trust Company of California
601 South Figueroa Street, Suite 4900
Los Angeles, California 90017

ITEM 6. SELECTED FINANCIAL DATA

                                        YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1995    1994(A)   1993(A)   1992(A)   1991(A)
                              --------  --------  --------  --------  --------
                              (IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)
INCOME STATEMENT DATA:
  Net Sales.................. $544,268  $434,995  $373,712  $341,545  $309,086
  Cost of products sold......  400,840   319,021   276,759   249,707   227,171
                              --------  --------  --------  --------  --------
  Gross profit...............  143,428   115,974    96,953    91,838    81,915
  Selling expenses...........   61,256    49,575    41,519    40,802    34,410
  General and administrative
   expenses..................   45,086    38,713    31,759    28,428    27,709
                              --------  --------  --------  --------  --------
  Operating income...........   37,086    27,686    23,675    22,608    19,796
  Interest expense...........    9,916     7,481     5,759     6,687     6,813
  Other income, net..........   (1,449)   (1,239)     (903)     (872)   (1,159)
                              --------  --------  --------  --------  --------
  Income before provision for
   income taxes..............   28,619    21,444    18,819    16,793    14,142
  Provision for income taxes.    8,820     7,690     6,455     5,730     5,230
                              --------  --------  --------  --------  --------
  Income from continuing
   operations................   19,799    13,754    12,364    11,063     8,912
  Discontinued operations,
   net of taxes..............   (4,920)     (721)   (1,243)   (2,542)   (2,307)
                              --------  --------  --------  --------  --------
  Net Income................. $ 14,879  $ 13,033  $ 11,121  $  8,521  $  6,605
                              ========  ========  ========  ========  ========
  Per share:
   Continuing operations..... $   1.37  $   1.15  $   1.05  $    .95  $    .77
   Discontinued operations...     (.34)     (.06)     (.11)     (.22)     (.20)
                              --------  --------  --------  --------  --------
   Net income................ $   1.03  $   1.09  $    .94  $    .73  $    .57
                              ========  ========  ========  ========  ========
  Weighted average shares
   outstanding...............   14,498    11,919    11,798    11,635    11,577
BALANCE SHEET DATA:
  Total current assets....... $300,455  $226,474  $181,790  $163,729  $146,642
  Total assets...............  384,423   301,536   254,093   232,507   216,312
  Total current liabilities..  120,533    79,724    66,790    69,402    81,859
  Long-term debt, net of
   current portion...........   75,071   109,921    87,271    68,525    43,451
  Shareholders' equity.......  175,816    98,996    88,656    83,598    80,663

--------
(a) Information has been restated to reflect the sale of the Division (for further information see Note 2 of Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company maintains its books using a 52/53-week year ending on the last Sunday of December. The years ending December 31, 1995, 1994 and 1993 consisted of 53, 52 and 52 weeks, respectively. The Company believes that the impact on the financial statements of the additional week on 1995 was not significant.

  In October 1995, the Company signed a letter of intent to sell the assets and business of its swimming pool and motorized pool cover business (the "Division"). As a result, the Company reclassified the Division as discontinued operations, and prior years' operations were similarly reclassified. A loss from discontinued operations of $4.9 million was recorded which included an anticipated loss from disposal. On March 5, 1996, the Company completed the sale of substantially all of the assets of the Division to General Aquatics, Inc., a national pool builder and pool equipment manufacturer (see Note 2 of Notes to Consolidated Financial Statements). The discussion which follows focuses on the continuing operations of the Company.

REVIEW OF OPERATIONS: COMPARISON OF 1995 TO 1994

  Net sales from continuing operations increased 25.1% to $544.3 million in 1995 compared to $435.0 in 1994. Net income from continuing operations rose 44.0% to a record $19.8 million from $13.8 million in 1994. Earnings per share from continuing operations, reflecting the completion on June 1, 1995 of the Company's public offering of 4.6 million shares, advanced to $1.37 per share in 1995, as compared with $1.15 per share in 1994. Net income for 1995 was $14.9 million, or $1.03 per share.

  Net Sales. In the sporting goods and other recreational products group, net sales increased 32.0% to $349.4 million in 1995 compared to $264.7 million in 1994. The increase in sales was widespread and was led by the rapid growth of K2 Exotech in-line skates in both the international and domestic markets, increased demand worldwide for K2 snowboards and step-in bindings and strong shipments of Shakespeare's new Ugly Stik Lite fishing rod, together with other new reels and kits and combos. New models of Stearns wetsuits, towables and flotation vests also contributed significantly to the overall sales growth. Sales of ProFlex full-suspension mountain bikes increased more than 75% due to market demand for the new frame design in the U.S. and Europe and expansion of its domestic dealer and international distributor base. Hilton's new active apparel styles, the growth of its Charles Bastion golf shirt line and the inclusion of the Dana Design business, which was acquired in early 1995, also contributed to the sales growth for the year.

  In the industrial products group, net sales advanced 14.4% to $194.9 million in 1995 compared to $170.3 million in 1994. The increase in sales was fairly broad based. Half of the sales improvement was attributable to the Simplex products business, which produces coated and laminated paperboard products, protective building wrap and synthetic commercial building coatings. The business benefited from record sales of Thermo-ply insulative sheathing, continued market penetration of Finestone commercial coatings, expanded sales of new laminated paper products and from price increases which partially reduced the impact of some significant cost increases. Improved market penetration of fiberglass light, electric transmission and distribution poles and paperweaving monofilament line in the worldwide markets, generated the majority of the sales gains in the Shakespeare electronics and fiberglass business and the Shakespeare monofilament business, respectively, which are the other two businesses of the industrial products group.

  Gross profit. Gross profit rose 23.7% to $143.4 million, or 26.3% of net sales, in 1995 as compared to $116.0 million, or 26.7% of net sales in 1994. The decline of gross profit as a percentage of net sales was primarily attributable to the cost of increasing the production capacity of the rapidly growing line of Shakespeare fiberglass light, distribution and transmission poles and from certain raw material cost increases. The gross profit was adversely affected by the dramatic increase in the cost of recycled corrugated scrap paper, which was subsequently offset by corresponding price increases in the latter part of the year. Higher sales of lower margin international shipments, introductory price point flotation vests and active apparel was offset by the profit impact of greater skate, snowboard and mountain bike sales.

  Costs and Expenses. Selling expenses increased 23.6% to $61.3 million in 1995 compared to $49.6 million in 1994. However, as a percentage of net sales selling expenses were consistent from year to year. The dollar increase was primarily due to new product growth of in-line skates, snowboards, full-suspension mountain bikes and fiberglass light poles and the inclusion of the recently acquired backpack businesses.

  General and administrative expenses increased 16.5% to $45.1 million in 1995 compared to $38.7 million in 1994, although as a percentage of net sales they were comparable to the prior year. The increase is attributable to spending on new product development, continued investment in the infrastructure of various divisions to support the growth of the Company and the inclusion of the 1995 acquisitions of Dana Design and Wilderness Experience, partially reduced by lower ESOP-related expenses.

  Operating Income. Operating income improved by 34.0% to $37.1 million, or 6.8% of net sales in 1995 compared to $27.7 million or 6.4% of net sales in 1994. The percentage increase was due to lower selling, general and administrative expenses as a percentage of net sales, which was partially offset by the reduction in gross profit margin percentage.

  Interest Expense. Interest expense rose $2.4 million in 1995 compared to 1994. Higher average borrowings of $13.9 million, net of proceeds from the Company's secondary public offering, was incurred to support the growth of several product lines and accounted for $1.1 million of additional interest while $1.3 million reflected higher rates.

  Other income. Other income of $1.4 million includes certain royalty, interest and other miscellaneous income, of which $1.2 million is reported as a component of segment operating profit.

  Income taxes. The effective income tax rate for 1995 has been reduced as a result of a favorable $0.3 million foreign tax settlement and reduction of the valuation reserve to reflect the impact of foreign net operating losses realized.

  Segment information. Total segment operating profit (before interest, corporate expenses and taxes) increased 32.8% to $44.9 million in 1995 compared to $33.8 million in 1994. The sporting goods and other recreational products group, reported operating profit of $26.9 million in 1995, up 57.3% from $17.1 million in 1994. Gains from higher sales of snowboards and in-line skates fueled the increase. The continued strength of sales of new rods, reels and kits and combos along with higher sales from Stearns also provided earnings gains. Partially offsetting these gains were lower profitability of the active apparel business. Mountain bike sales contributed to the profit increase as the company's sales growth exceeded the growth of its expenses. The industrial products group's segment operating profit increased 7.8% to $18.0 million in 1995 from $16.7 million in 1994. The increase was attributable to the increased volume and cost efficiencies of the Shakespeare Monofilament and Simplex businesses. For additional segment information see Note 12 of Notes to Consolidated Financial Statements.

REVIEW OF OPERATIONS: COMPARISON OF 1994 TO 1993

  Net sales from continuing operations increased 16.4% to $435.0 million in 1994 compared to $373.7 million in 1993. Net income from continuing operations increased 11.3% to $13.8 million, or $1.15 per share, in 1994 compared to $12.4 million, or $1.05 per share, in 1993.

  Net Sales. In the sporting goods and other recreational products group, net sales increased 16.3% to $264.7 million in 1994 compared to $227.6 million in 1993. Approximately one-half of the improvement was attributable to the Company's successful introduction of K2 Exotech in-line skates, increased demand worldwide for K2 snowboards and inclusion for the full year of the rapidly growing ProFlex mountain bike business acquired in October 1993. Growth was also achieved from product extensions such as the introduction of 54 styles of Hilton and USA active apparel for the advertising specialty market and new models of Stearns raingear, wetsuits and water ski vests, all introduced since January 1, 1993, along with several new models of fishing rods, reels, and kit and combo series. Partially offsetting these gains were lower sales of skis to the economically depressed European and Japanese markets.

  In the industrial products group, net sales increased 16.6% to $170.3 million in 1994 compared to $146.1 million in 1993. Over one-half of the improvement was attributable to the Simplex products business, which produces coated and laminated paperboard products, protective building wrap and synthetic commercial building coatings. This business benefited from increased penetration of Finestone commercial coatings, expanded models of building wrap and improved housing starts and shipments into the Japanese market which drove sales of insulative sheathing to a record level. Improved market penetration, particularly of fiberglass light poles and paperweaving monofilament line in the United Kingdom, generated the majority of the sales gains in the Shakespeare fiberglass business and the Shakespeare monofilament business, respectively, which are the other two businesses of the industrial products group.

  Gross Profit. Gross profit increased 19.6% to $116.0 million, or 26.7% of net sales in 1994 compared to $97.0 million, or 25.9% of net sales, in 1993. This improvement in gross profit margin resulted from an improved sales mix and gains in efficiency from ongoing applications of Anthony's improvement process program, particularly at the Stearns, Hilton, Shakespeare Monofilament and Simplex businesses. Overall gross profit in dollars also improved despite the costs of the cap ski conversion. Margin and gross profit were unfavorably impacted by the dramatic increase in the cost of recycled corrugated scrap paper.

  Costs and Expenses. Selling expenses increased 19.5% to $49.6 million in 1994 compared to $41.5 million in 1993, although as a percentage of net sales they were comparable to the prior year. The increase resulted primarily from inclusion of the mountain bike business for a full year and increased spending in support of new products in the in-line skate, mountain bike, snowboard and apparel businesses.

  General and administrative expenses increased 21.7% to $38.7 million in 1994 compared to $31.8 million in 1993. The increase reflects the inclusion of the mountain bike business for a full year, significant research and development expenditures primarily at the K2 business, investments in systems and personnel primarily at the Hilton business and the continuation of other expenditures to support the growth of the Company.

  Operating Income. Operating income increased by 16.9% to $27.7 million in 1994, or 6.4% of net sales, compared to $23.7 million, or 6.3% of net sales, in 1993. The percentage increase is due to the higher gross profit margin partially offset by higher general and administrative expenses.

  Interest Expense. Interest expense increased by $1.7 million in 1994. Higher domestic interest rates accounted for $0.5 million of the increase, and $17.4 million higher level of average borrowings, incurred to acquire the mountain bike business and support the growth of several product lines, accounted for the remainder.

  Other Income. Other income of $1.2 million includes certain royalty, interest and other miscellaneous income, $0.9 million of which is reported as a component of segment operating profit.

  Income Taxes. Income tax expense included a $0.6 million reclassification of state tax previously recorded as selling and general and administrative expenses.

  Segment Information. Total segment operating profit (before interest, corporate expenses and taxes) increased 20.7% to $33.8 million in 1994 compared to $28.0 million in 1993. In the sporting goods product group, operating profit rose 22.1% to $17.1 million in 1994 compared to $14.0 million in 1993. The group benefited from the Company's introduction of several new fishing rods, reels, and kit and combo series in the United States and from lower manufacturing costs abroad. Sales-related earnings gains also contributed to the group's improvements, particularly from K2 snowboards and the successful introduction of certain Stearns and Hilton products. Partially offsetting these profit gains were the costs of the cap ski conversion and the impact of declining sales in the European and Japanese ski markets. In the industrial products group, operating profits increased 19.3% to $16.7 million in 1994 compared to $14.0 million in 1993. The improvement was mainly due to sales-related earnings and efficiency gains at Shakespeare Monofilament and Simplex. For additional information regarding the segment information, see
Note 12 of Notes to Consolidated Financial Statements.

LIQUIDITY AND SOURCES OF CAPITAL

  The Company's continuing operations used $36.3 million of cash during 1995, whereas 1994 continuing operating activities used cash of $15.0 million. The increased use of cash for the current period was mainly due to financing higher levels of accounts receivable and inventories arising from the growth in sales of in-line skates, snowboards, raingear, wetsuits, fishing rods and reels and full-suspension mountain bikes and, to a lesser extent, from the recent acquisitions of Dana Design and Wilderness Experience. The Company believes that another factor in its increased level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the near arrival of the retail season. The disposition of the Division did not have a significant impact on the liquidity and cash flows of the Company in 1995, 1994 or 1993.

  Net cash used for investment activities increased to $19.7 million in 1995 from $8.7 million in 1994. The increase in cash used in 1995 is attributable to expenditures to increase manufacturing capacity and improve manufacturing efficiencies, principally in the industrial products group, and the purchases of the Dana Design and Wilderness Experience businesses. No material commitments for capital expenditures existed at yearend.

  The Company's principal long-term borrowing facility is an $85 million Credit Line ("Credit Line") which becomes due on June 28, 1997. At December 31, 1995, $35.5 million was outstanding under this line. Under the

Credit Line, the Company is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of December 31, 1995, retained earnings were free of such restrictions. The Company also has $40 million of 8.39% unsecured senior notes due through 2004, payable in nine equal principal payments beginning in 1996. The notes are subject to agreements which are generally less restrictive than the Credit Line. The Company has entered into interest rate swap agreements to manage its exposure on the $40 million 8.39% notes payable. For further information regarding the Company's interest rate swap agreements, see Note 5 of Notes to Consolidated Financial Statements. Additionally, the Company had several foreign and domestic short-term lines of credit available totaling $73.3 million, of which $50.2 million is outstanding at December 31, 1995.

  On June 1, 1995, the Company completed a secondary public offering of 4.6 million shares of its common stock, resulting in net proceeds of $67.2 million. For further information regarding the stock offering see Note 11 of Notes to Consolidated Financial Statements.

  The Company anticipates its cash needs in 1996 will be provided from operations and from borrowings under its Credit Line and Short-term Facility and other existing credit lines.

ENVIRONMENTAL MATTERS

  The Company is among several potentially responsible parties named in an Environmental Protection Agency matter involving discharge of hazardous materials at an old waste site in South Carolina. This action seeks primarily cleanup costs. The ultimate outcome of this matter cannot be predicted with certainty; however, to the extent to which not previously reserved against by the Company, management does not believe this matter will have a material adverse effect on the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  The Company plans to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996. SFAS No. 121 requires that impaired assets or assets to be disposed of be accounted for at the lower of the carrying amount or fair value of the assets less costs of disposal. The adoption of the new standard is not expected to have a material effect on the Company's financial statements.

  In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. Companies will have the option of recognizing compensation expense for virtually all stock-based compensation arrangements based upon the fair value of the option at the grant date, or alternatively, continuing to recognize compensation expense based on the excess of the quoted market price over the option price on the measurement date in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This statement is required to be adopted in 1996. The Company has not yet adopted SFAS No. 123 and has not yet determined the impact it may have on future financial statement disclosures.

IMPACT OF INFLATION AND CHANGING PRICES

  The inflation rate, as measured by the Consumer Price Index, has been relatively low in the last few years, and therefore pricing decisions by the Company have largely been influenced by competitive market conditions. During 1995, however, the cost of recycled corrugated scrap paper dramatically increased, particularly in the first half of the year, resulting in price increases of Thermo-ply insulative sheathing. The Company uses the LIFO method of inventory pricing for 45% of its inventories, which results in the most recent costs of LIFO-priced inventory being reflected in the income statement. Current costs of the Company's remaining inventories, priced on a FIFO basis, are also reflected in part in the income statement because of the relatively high turnover of these inventories.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       STATEMENTS OF CONSOLIDATED INCOME

                                          YEARS ENDED DECEMBER 31
                                ----------------------------------------------
                                     1995            1994            1993
                                --------------  --------------  --------------
                                (IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)
Net Sales...................... $      544,268  $      434,995  $      373,712
Cost of products sold..........        400,840         319,021         276,759
                                --------------  --------------  --------------
  Gross profit.................        143,428         115,974          96,953
Selling expenses...............         61,256          49,575          41,519
General and administrative
 expenses......................         45,086          38,713          31,759
                                --------------  --------------  --------------
  Operating income.............         37,086          27,686          23,675
Interest expense...............          9,916           7,481           5,759
Other income, net..............         (1,449)         (1,239)           (903)
                                --------------  --------------  --------------
  Income before provision for
   income taxes................         28,619          21,444          18,819
Provision for income taxes.....          8,820           7,690           6,455
                                --------------  --------------  --------------
  Income from continuing
   operations..................         19,799          13,754          12,364
Discontinued operations........
  Loss from operations, net of
   taxes.......................           (664)           (721)         (1,243)
  Loss on disposal, net of
   taxes.......................         (4,256)
                                --------------  --------------  --------------
                                        (4,920)           (721)         (1,243)
                                --------------  --------------  --------------
  Net Income................... $       14,879  $       13,033  $       11,121
                                ==============  ==============  ==============
Per share......................
  Continuing operations........ $         1.37  $         1.15  $         1.05
  Discontinued operations......           (.34)           (.06)           (.11)
                                --------------  --------------  --------------
  Net Income................... $         1.03  $         1.09  $          .94
                                ==============  ==============  ==============


                See notes to consolidated financial statements.

                            ANTHONY INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                               (DOLLARS IN
                                                            THOUSANDS, EXCEPT
                                                              FOR PER SHARE
                                                                FIGURES)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................ $  7,357  $  7,700
  Accounts receivable less allowances of $8,235 in 1995 and
   $7,422 in 1994..........................................  140,202   109,133
  Inventories, net.........................................  140,679    97,936
  Deferred taxes...........................................    6,683     7,928
  Prepaid expenses and other current assets................    5,534     3,777
                                                            --------  --------
    Total current assets...................................  300,455   226,474
PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements...............................    1,704     1,426
  Buildings and leasehold improvements.....................   28,963    26,161
  Machinery and equipment..................................  103,434    91,294
  Construction in progress.................................    5,605     3,851
                                                            --------  --------
                                                             139,706   122,732
  Less allowance for depreciation and amortization.........   82,599    73,640
                                                            --------  --------
                                                              57,107    49,092
OTHER ASSETS
  Intangibles, principally goodwill, net...................   14,108    12,197
  Net assets of discontinued operations....................    8,650    10,207
  Other....................................................    4,103     3,566
                                                            --------  --------
    Total Assets........................................... $384,423  $301,536
                                                            ========  ========
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Bank loans............................................... $ 50,219  $ 18,341
  Accounts payable.........................................   27,985    25,828
  Accrued payroll and related..............................   21,443    18,192
  Other accruals...........................................   16,031    14,445
  Current portion of long-term debt........................    4,855     2,918
                                                            --------  --------
    Total current liabilities..............................  120,533    79,724
Long-Term Debt.............................................   75,071   109,921
Deferred Taxes.............................................   13,003    12,895
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value, authorized 12,500,000
   shares, none issued
  Common Stock, $1 par value, authorized 40,000,000 shares,
   issued shares--17,064,065 in 1995 and 12,322,851 in
   1994....................................................   17,064    12,323
  Additional paid-in capital...............................  130,995    66,973
  Retained earnings........................................   37,121    28,994
  Employee Stock Ownership Plan and stock option loans.....   (4,778)   (3,937)
  Treasury shares at cost, 481,059 shares in 1995 and 1994.   (4,189)   (4,189)
  Cumulative translation adjustments.......................     (397)   (1,168)
                                                            --------  --------
    Total Shareholders' Equity.............................  175,816    98,996
                                                            --------  --------
    Total Liabilities and Shareholders' Equity............. $384,423  $301,536
                                                            ========  ========

                See notes to consolidated financial statements.

                            ANTHONY INDUSTRIES, INC.

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                       FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                         --------------------------------------------------------------------------
                                                      EMPLOYEE-STOCK
                                 ADDITIONAL           OWNERSHIP PLAN TREASURY  CUMULATIVE
                         COMMON   PAID-IN   RETAINED    AND STOCK     SHARES   TRANSLATION
                          STOCK   CAPITAL   EARNINGS   OPTION LOANS  AT COST   ADJUSTMENTS  TOTAL
                         ------- ---------- --------  -------------- --------  ----------- --------
                                       (IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)
BALANCE AT JANUARY 1,
 1993                    $11,051  $ 47,977  $33,112      $(3,152)    $(3,993)    $(1,397)  $ 83,598
 Net income for the year
  1993..................                     11,121                                          11,121
 Exercise of stock
  options...............      97       828                  (296)                               629
 Cash dividends, $.405
  per share.............                     (4,733)                                         (4,733)
 Stock dividends, 5%
  plus cash in lieu of
  fractional shares.....     533     8,058   (8,605)                                            (14)
 Translation
  adjustments...........                                                          (2,032)    (2,032)
 Employee Stock
  Ownership Plan,
  amortization and
  partial loan
  repayment.............                                      87                                 87
                         -------  --------  -------      -------     -------     -------   --------
BALANCE AT DECEMBER 31,
 1993                     11,681    56,863   30,895       (3,361)     (3,993)     (3,429)    88,656
 Net income for the year
  1994..................                     13,033                                          13,033
 Exercise of stock
  options...............      78       764                  (575)                               267
 Cash dividends, $.425
  per share.............                     (5,010)                                         (5,010)
 Stock dividends, 5%
  plus cash in lieu of
  fractional shares.....     562     9,348   (9,924)                                            (14)
 Translation
  adjustments...........                                                           2,261      2,261
 Repurchase of shares
  and stock option loan
  repayments............       2        (2)                  303        (196)                   107
 Employee Stock
  Ownership Plan,
  amortization and
  partial loan
  repayment.............                                    (304)                              (304)
                         -------  --------  -------      -------     -------     -------   --------
BALANCE AT DECEMBER 31,
 1994                     12,323    66,973   28,994       (3,937)     (4,189)     (1,168)    98,996
 Net income for the year
  1995..................                     14,879                                          14,879
 Exercise of stock
  options...............     141     1,388                (1,274)                               255
 Cash dividends, $.44
  per share.............                     (6,752)                                         (6,752)
 Translation
  adjustments...........                                                             771        771
 Stock option loan
  repayments............                                     336                                336
 Stock offering
  proceeds..............   4,600    62,634                                                   67,234
 Employee Stock
  Ownership Plan,
  amortization and
  partial loan
  repayment.............                                      97                                 97
                         -------  --------  -------      -------     -------     -------   --------
BALANCE AT DECEMBER 31,
 1995                    $17,064  $130,995  $37,121      $(4,778)    $(4,189)    $  (397)  $175,816
                         =======  ========  =======      =======     =======     =======   ========

                See notes to consolidated financial statements.

                            ANTHONY INDUSTRIES, INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1995      1994     1993
                                                   --------  --------  -------
                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
 Income from continuing operations................ $ 19,799  $ 13,754  $12,364
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization of property, plant
   and equipment..................................    9,510     7,298    7,772
  Amortization of intangibles.....................      722       614      558
  Deferred taxes..................................    1,323       (17)     218
  Changes in operating assets and liabilities:
   Accounts receivable............................  (30,569)  (20,759)  (9,953)
   Inventories....................................  (41,433)  (19,274)  (4,252)
   Prepaid expenses and the current assets........   (1,610)   (1,275)     918
   Accounts payable...............................    1,446     1,918    2,236
   Payrolls and other accruals....................    4,554     2,770    2,245
                                                   --------  --------  -------
 Net cash provided by (used in) operating
  activities......................................  (36,258)  (14,971)  12,106
INVESTING ACTIVITIES
 Property, plant and equipment expenditures.......  (17,292)  (11,273)  (8,537)
 Disposals of property, plant and equipment.......      101     1,468      159
 Purchases of businesses, net of cash acquired....   (2,159)              (932)
 Other items, net.................................     (364)    1,059   (2,657)
                                                   --------  --------  -------
 Net cash used in investing activities............  (19,714)   (8,746) (11,967)
FINANCING ACTIVITIES
 Borrowings under long-term debt..................             22,582   21,500
 Payments of long-term debt.......................  (33,623)   (3,738)  (6,534)
 Net increase (decrease) in short-term bank loans.   31,878    12,053   (5,004)
 Exercise of stock options........................      255       267      629
 Dividends paid...................................   (6,752)   (5,010)  (4,733)
 Net proceeds from stock offering.................   67,234
                                                   --------  --------  -------
 Net cash provided by financing activities........   58,992    26,154    5,858
                                                   --------  --------  -------
Net increase in cash and cash equivalents from
 continuing operations............................    3,020     2,437    5,997
DISCONTINUED OPERATIONS
 Loss from discontinued operations................   (4,920)     (721)  (1,243)
 Adjustments to reconcile loss to net cash used in
  discontinued operations:
  Depreciation and amortization...................      612       722      753
  Capital expenditures............................     (575)     (347)    (178)
  Other items, net................................    1,520      (251)  (1,592)
                                                   --------  --------  -------
Cash used in discontinued operations..............   (3,363)     (597)  (2,260)
                                                   --------  --------  -------
Net increase (decrease) in cash and cash
 equivalents......................................     (343)    1,840    3,737
Cash and cash equivalents at beginning of year....    7,700     5,860    2,123
                                                   --------  --------  -------
Cash and cash equivalents at end of year.......... $  7,357  $  7,700  $ 5,860
                                                   ========  ========  =======

                See notes to consolidated financial statements.

                           ANTHONY INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Shakespeare Company, K-2 Corporation, Stearns Manufacturing Company, Girvin Inc. and Dana Design, Ltd. All significant intercompany accounts and transactions have been eliminated.

 Fiscal Periods

  The Company maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the yearend is stated as December 31. The year ending December 31, 1995 consisted of 53 weeks. Each of the years ended in 1994 and 1993 consisted of 52 weeks.

 Estimates Used

  The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

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

 Accounts Receivable and Allowances

  Accounts receivable are the result of the Company's worldwide sales activities. Although the Company's credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. As of December 31, 1995, the Company's receivables from the ski, skate and snowboard industries amounted to 50% of total receivables. The Company performs periodic credit evaluations to manage its credit risk. Allowances consist primarily of allowance for bad debts, but also include reserves for volume-related discounts of $2,937,000 and $3,018,000 as of December 31, 1995 and 1994,
respectively.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined on the LIFO method with respect to approximately 45% and 43% of total inventories at December 31, 1995 and 1994, respectively. Cost was determined on the FIFO method for all other inventories.

                           ANTHONY INDUSTRIES, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Property, Plant and Equipment

  Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets. Repairs and maintenance of $7,270,000, $6,020,000 and $5,438,000 in 1995, 1994 and 1993, respectively, were expensed as incurred.

 Intangibles

  Goodwill arising from acquisitions is amortized on a straight-line basis over a period up to 40 years. Other intangibles are amortized on a straight-line basis over 3 to 15 years. Accumulated amortization of intangibles as of December 31, 1995 and 1994 amounted to $3,481,000 and $2,843,000, respectively. The Company periodically reviews intangibles for impairment of value.

 Advertising Costs

  Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 1995, 1994 and 1993 amounted to $13,006,000, $10,177,000 and $8,507,000, respectively.

 Research and Development

  Research and development costs are charged to expense as incurred. Research and development costs for the years ended December 31, 1995, 1994 and 1993 amounted to $7,132,000, $6,255,000 and $4,271,000, respectively.

 Income Taxes

  Income taxes are provided for based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires that income taxes be provided for using the liability method.

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

 Newly Issued Accounting Standards

  The Company plans to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. SFAS No. 121 requires that impaired assets or assets to be disposed of be accounted for at the lower of the carrying amount or fair value of the assets less costs of disposal. The adoption of the new standard is not expected to have a material effect on the Company's financial statements.

  In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. Companies will have the option of recognizing compensation expense for virtually all stock-based compensation arrangements based upon the fair value of the option at the grant date, or alternatively, continuing to recognize compensation expense based on the excess of the quoted market price over the option price on the measurement date in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This statement is required to be adopted in 1996. The Company has not yet adopted SFAS No. 123 and has not yet determined the impact it may have on future financial statement disclosures.

                           ANTHONY INDUSTRIES, INC.

NOTE 2--DISCONTINUED OPERATIONS

  In October 1995, the Company signed a letter of intent to sell the assets and business of its swimming pool and motorized pool cover business ("Division") to General Aquatics, Inc. ("GAI"). As a result of the sale, the Division has been shown in the accompanying financial statements as a discontinued operation. The Company completed the sale on March 5, 1996. Consideration included a 5.6% subordinated note with a face value of approximately $6.2 million and approximately 9% of the outstanding common stock of GAI, a privately owned company. In addition, the Company received warrants to purchase additional shares upon the occurrence of certain conditions. The exercise of the warrants may be funded through the surrender of the unpaid portion of the note. The note is due at the end of five years. Additionally, GAI has agreed to assume certain liabilities of the Division. As required under GAAP the note receivable was discounted to reflect a market rate and the common stock was valued at an estimated fair market value.

  The estimated loss on disposal of the discontinued operations, net of tax benefit of $3,218,000, includes a provision for anticipated operating losses of $1,300,000 prior to disposal. The tax benefit is more than the benefit computed using statutory tax rates due to the realization of the benefit of deductions treated as permanent differences in prior years. Net assets of discontinued operations have been segregated in the accompanying Consolidated Balance Sheets and consist primarily of accounts receivable, inventories, fixed assets and goodwill offset by accounts payable, accrued payroll and related items and other accruals (excluding a reserve for estimated losses on disposal and anticipated operating losses prior to disposal). Net sales of $65,349,000, $67,449,000 and $57,928,000 in the years ended December 31, 1995,
1994 and 1993, respectively, were excluded from consolidated net sales in the accompanying Consolidated Statements of Income.

NOTE 3--ACQUISITION OF BUSINESSES

  On October 14, 1993, the Company purchased certain assets of Ocean State International, Inc. ("Girvin"). Girvin is a manufacturer and distributor of ProFlex full-suspension mountain bikes and Girvin accessories for sale in the United States and Europe. On February 4, 1995, the Company purchased Dana Design Ltd., a small manufacturer and distributor of high-end backpacks for sale primarily in the United States. During the year, the Company purchased the assets of two additional small businesses.

NOTE 4--INVENTORIES

  Inventories consisted of the following at December 31:

                                                                1995     1994
                                                              -------- --------
                                                                 (THOUSANDS)
Finished goods............................................... $ 97,193 $ 61,987
Work in process..............................................    9,700    8,788
Raw materials................................................   38,668   32,216
                                                              -------- --------
Total inventories at lower of FIFO cost or market
 (approximates current cost).................................  145,561  102,991
Less LIFO valuation reserve..................................    4,882    5,055
                                                              -------- --------
                                                              $140,679 $ 97,936
                                                              ======== ========

NOTE 5--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

  The Company has a $40 million 364-day unsecured revolving credit line, all of which was outstanding at December 31, 1995, with the same lenders and providing for substantially the same covenants, interest rate options and commitment fees as under the $85 million credit line discussed below. The Company also has foreign and domestic short-term lines of credit, totaling $33.3 million, of which $10.2 million was outstanding at December 31, 1995. The foreign subsidiaries' lines of credit generally have no termination dates but are reviewed

                           ANTHONY INDUSTRIES, INC.

NOTE 5--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS--(CONTINUED)

annually for renewal and are denominated in the subsidiaries' local currencies. At December 31, 1995, interest rates on short-term lines of credit ranged from 6.1% to 11.2%. The weighted average interest rates on short-term lines of credit as of December 31, 1995 and 1994 were 6.8% and 6.5%, respectively.

  The principal components of long-term debt at December 31 were:

                                                                1995     1994
                                                               ------- --------
                                                                 (THOUSANDS)
Notes payable due in nine equal annual principal instalments beginning in 1996 through 2004 with semi-annual interest
 payable at 8.39%............................................  $40,000 $ 40,000
$85 million three-year bank revolving credit line due June
 28, 1997, quarterly interest payments due at LIBOR plus 3/4%
 and a commitment fee of 3/8% on the unused portion of the
 line through June 1997......................................   35,500   68,000
Note payable due in monthly instalments through February 2001 with interest payable monthly at LIBOR plus 1 1/2% (7.47% at
 December 31, 1995)..........................................    4,325    4,703
Other debt...................................................      101      136
                                                               ------- --------
                                                                79,926  112,839
Less--amounts due within one year............................    4,855    2,918
                                                               ------- --------
                                                               $75,071 $109,921
                                                               ======= ========

  The principal amount of long-term debt maturing in each of the five years following 1995 is:

                                              (THOUSANDS)
                                              -----------
            1996.............................   $ 4,855
            1997.............................    40,383
            1998.............................     4,916
            1999.............................     4,950
            2000.............................     4,987

  Interest paid on short- and long-term debt for the years ended December 31, 1995, 1994 and 1993 was $9.9 million, $7.5 million and $5.8 million, respectively.

  Under the $85 million revolving credit line, up to $15 million is available for either standby letters of credit or for borrowings. The credit line is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of December 31, 1995, retained earnings were free of such restrictions. Interest rates on the revolving line at December 31, 1995 ranged from 6.5% to 8.5%.

  The Company had $15.3 million of letters of credit outstanding as of December 31, 1995.

  The Company has entered into interest rate swap agreements to manage its interest rate exposure on the $40 million 8.39% notes payable. During 1993, the Company converted the fixed rate to a variable rate by entering into an interest rate swap with a maturity in 1996. The Company subsequently entered into an offsetting swap effectively returning the debt to a fixed rate which also matures in 1996. The remaining gain of $9,000 arising from these transactions is being recognized over the remaining life of the interest rate swap agreements. In 1994 the Company also entered into an interest rate swap agreement effectively converting the interest rate

                           ANTHONY INDUSTRIES, INC.

NOTE 5--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS--(CONTINUED)

exposure on the $4.3 million bank loan described above to a fixed rate of 6.97%. The interest rate swap agreement matures at the time the related loan matures. The Company is exposed to credit loss in the event of nonperformance by the banks, who are parties to these agreements. However, in view of the substantial size and financial strength of these banks, the Company believes that non-performance is remote.

  The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximates their fair value since floating interest rates are charged, which approximate market rates. The fair value of the $40 million 8.39% notes payable, based on quoted market price, is $39.9 million as compared to a carrying amount of $40.0 million, and the fair value of the $4.3 million note payable equals the carrying amount.

  The Company, including its foreign subsidiaries, enters into forward exchange contracts to hedge certain anticipated and firm sales and purchase commitments which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce the Company's risk to fluctuating exchange rates. At December 31, 1995, the Company had foreign exchange contracts with maturities of generally less than one year in the aggregate amount of $12.4 million, and with net unrealized losses of $44,993. The unrealized losses will be recognized in earnings when realized and when the underlying transaction occurs. At December 31, 1995, the Company had no deferred realized gains or losses from forward exchange contracts.

NOTE 6--INCOME TAXES

  Pretax income from continuing operations for the years ended December 31 was taxed under the following jurisdictions:

                                                          1995    1994    1993
                                                         ------- ------- -------
                                                               (THOUSANDS)
Domestic................................................ $22,174 $16,353 $15,489
Foreign.................................................   6,445   5,091   3,330
                                                         ------- ------- -------
                                                         $28,619 $21,444 $18,819
                                                         ======= ======= =======

  Components of the income tax provision applicable to continuing operations for the three years ended December 31 are:

                                    1995             1994             1993
                              ---------------- ---------------- -----------------
                              CURRENT DEFERRED CURRENT DEFERRED CURRENT  DEFERRED
                              ------- -------- ------- -------- -------  --------
                                                 (THOUSANDS)
Federal...................... $7,625   $(405)  $5,835   $(755)  $5,685    $(710)
State........................  1,310     (40)   1,915     (85)   1,085      (30)
Foreign......................    310      20      505     275       (5)     430
                              ------   -----   ------   -----   ------    -----
                              $9,245   $(425)  $8,255   $(565)  $6,765    $(310)
                              ======   =====   ======   =====   ======    =====

                           ANTHONY INDUSTRIES, INC.

NOTE 6--INCOME TAXES--(CONTINUED)

  The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rates for the three years ended December 31 are:

                                                               1995  1994  1993
                                                               ----  ----  ----
                                                                 (PERCENT)
Statutory federal income tax rate............................. 35.0  35.0  35.0
State income tax effect.......................................  2.9   5.6   3.6
Tax effect of foreign earnings................................ (6.8) (4.8) (4.0)
Other......................................................... (0.2)  0.1  (0.3)
                                                               ----  ----  ----
                                                               30.9  35.9  34.3
                                                               ====  ====  ====

  No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are considered to be permanently reinvested. At December 31, 1995, the foreign subsidiaries had unused operating loss carryforwards of approximately $4.6 million of which approximately $1.6 million expires in 2000 and the remainder carry forward indefinitely. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation reserve has been recognized to offset the deferred tax assets arising from such carryforwards. As a result of realizing the benefit of certain foreign operating loss carryforwards, the valuation reserve, which is included in the tax effect of foreign earnings above, was reduced by $1.4 million and $.5 million, in 1995 and 1993, respectively, and none in 1994.

  Deferred tax assets and liabilities are comprised of the following at December 31:

                                                                  1995    1994
                                                                 ------- -------
                                                                   (THOUSANDS)
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment.  $ 6,323 $ 7,031
Trademark amortization.........................................      246     207
Other..........................................................    7,869   6,680
                                                                 ------- -------
  Deferred tax liabilities.....................................   14,438  13,918
Deferred tax assets:
Insurance accruals.............................................    2,006   1,967
Tax effect of foreign loss carryforwards.......................    1,863   3,222
Bad debt reserve...............................................      879   1,021
Other..........................................................    5,233   5,963
                                                                 ------- -------
                                                                   9,981  12,173
Valuation reserve..............................................    1,863   3,222
                                                                 ------- -------
  Current deferred tax assets..................................    8,118   8,951
                                                                 ------- -------
Deferred tax liabilities, net..................................  $ 6,320 $ 4,967
                                                                 ======= =======

  Income taxes paid, net of refunds, in the years ended December 31, 1995, 1994 and 1993 were $6.8 million, $6.7 million and $5.3 million, respectively.

                           ANTHONY INDUSTRIES, INC.

NOTE 7--COMMITMENTS AND CONTINGENCIES

  Future minimum payments under noncancelable operating leases as of December 31, 1995, are as follows (in thousands):

         1996.............................................. $2,021
         1997..............................................  2,026
         1998..............................................  1,785
         1999..............................................  1,162
         2000..............................................    565
         Thereafter........................................    500
                                                            ------
                                                            $8,059
                                                            ======

  Leases are primarily for rental of facilities, and about one-half of these contain rights to extend the terms from one to ten years.

  Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $3,105,000, $2,969,000 and $2,767,000 for the years ended December 31 1995, 1994 and 1993, respectively.

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

NOTE 8--PENSION PLANS AND OTHER BENEFIT PLANS

  The Company sponsors several trusteed noncontributory defined benefit pension plans covering most of its employees. Benefits are generally based on years of service and the employee's highest compensation for five consecutive years during the years of credited service. Contributions are intended to provide for benefits attributable to service to date and service expected to be provided in the future. The Company funds these plans in accordance with the Employee Retirement Income Security Act of 1974.

  The Company also sponsors defined contribution pension plans covering certain domestic employees who are not covered by a defined benefit pension plan. Contributions by the Company for the defined contribution plans are determined as a percent of the amounts contributed by the respective employees.

                           ANTHONY INDUSTRIES, INC.

NOTE 8--PENSION PLANS AND OTHER BENEFIT PLANS--(CONTINUED)

  The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                     1995                        1994
                          --------------------------- ---------------------------
                          ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED    BENEFITS     ACCUMULATED    BENEFITS
                            BENEFITS    EXCEED ASSETS   BENEFITS    EXCEED ASSETS
                          ------------- ------------- ------------- -------------
                                                (THOUSANDS)
Actuarial present value
 of benefit obligations:
  Accumulated benefit
   obligation, including
   vested benefits of
   $35,870 in 1995 and
   $26,202 in 1994......    $(33,505)      $(3,298)     $(26,510)      $(2,347)
                            ========       =======      ========       =======
Projected benefit
 obligation for service
 rendered to date.......    $(42,140)      $(3,298)     $(32,631)      $(2,347)
Plan assets at fair
 value, primarily
 publicly traded stocks,
 bonds, and other fixed
 income securities......      41,067                      35,018
                            --------       -------      --------       -------
Plan assets in excess of
 (or less than) the
 projected benefit
 obligation.............      (1,073)       (3,298)        2,387        (2,347)
Unrecognized net loss...       3,050           869         1,145            93
Unrecognized prior
 service cost...........         415           328           (73)          385
Unrecognized net
 transition (asset)
 obligation at January
 1, 1987, net of
 amortization...........      (1,430)          523        (1,706)          589
Adjustment required to
 recognize minimum
 liability..............                    (1,720)                     (1,067)
                            --------       -------      --------       -------
Prepaid pension cost
 (pension liability)
 recognized in the
 consolidated balance
 sheets.................    $    962       $(3,298)     $  1,753       $(2,347)
                            ========       =======      ========       =======

  The weighted average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.4%, respectively, at December 31, 1995 and 8.25% and 4.6%, respectively, at December 31, 1994. The expected long-term rates of return on plan assets were 9% for each of the three years ended December 31, 1995. As a result of reducing the weighted average discount rate from 8.25% to 7.25%, the accumulated benefit obligation and the projected benefit obligation increased by $4.1 million and $5.8 million, respectively.

  Net pension cost consisted of the following at December 31:

                                                      1995     1994     1993
                                                     -------  -------  -------
                                                           (THOUSANDS)
Service cost-benefits earned during the period...... $ 1,312  $ 1,495  $ 1,108
Interest cost on the projected benefit obligation...   3,018    2,829    2,607
Actual (gains) loss on plan assets..................  (7,369)     360   (2,798)
Net amortization and deferral.......................   4,162   (3,802)    (525)
                                                     -------  -------  -------
Total net periodic pension cost of funded defined
 benefit plans......................................   1,123      882      392
Defined contribution plans..........................     465      435      517
                                                     -------  -------  -------
Total pension plan cost............................. $ 1,588  $ 1,317  $   909
                                                     =======  =======  =======

  In November 1992, the FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," that requires accrual accounting for postemployment benefits instead of recognizing an expense for those benefits when paid. The Company has complied with the new rules beginning in 1994. The adoption of the new standard has not had a material effect on the Company's financial statements.

                           ANTHONY INDUSTRIES, INC.

NOTE 9--QUARTERLY OPERATING DATA (UNAUDITED)

  The following unaudited quarterly results included below have been restated from those originally reported to reflect the results of continuing operations, except for the final net income per share column.

                                           CONTINUING OPERATIONS
                                      -------------------------------
                                       NET   GROSS   NET   NET INCOME NET INCOME
                                      SALES  PROFIT INCOME PER SHARE  PER SHARE
                                      ------ ------ ------ ---------- ----------
                                      (IN MILLIONS EXCEPT FOR PER SHARE FIGURES)
1995
First quarter........................ $138.0 $ 34.3 $ 3.6    $0.30      $0.17
Second quarter.......................  135.9   36.2   5.4     0.41       0.48
Third quarter........................  134.7   36.3   6.0     0.36       0.40
Fourth quarter.......................  135.7   36.6   4.8     0.29      (0.01)
                                      ------ ------ -----    -----      -----
                                      $544.3 $143.4 $19.8    $1.37      $1.03
                                      ====== ====== =====    =====      =====
1994
First quarter........................ $102.1 $ 25.2 $ 1.6    $0.13      $0.04
Second quarter.......................  107.5   30.3   4.1     0.35       0.42
Third quarter........................  104.6   28.9   3.9     0.33       0.38
Fourth quarter.......................  120.8   31.6   4.2     0.35       0.25
                                      ------ ------ -----    -----      -----
                                      $435.0 $116.0 $13.8    $1.15      $1.09
                                      ====== ====== =====    =====      =====

NOTE 10--STOCK OPTIONS

  Under the Company's 1994 and 1988 Incentive Stock Option Plans ("1994 and 1988 Plans", respectively), options may be granted to eligible directors and key employees of the Company and its subsidiaries at not less than 100% of the market value of the shares on the dates of grant. No further options may be granted under the 1988 Plan.

  The 1994 Plan permits the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established by the Compensation Committee of the Board of Directors at the dates of grant.

  The Company is authorized, at the discretion of the Compensation Committee, to provide loans to key employees in connection with the exercise of stock options under both the 1994 Plan and the 1988 Plan. The loans are collateralized by the underlying shares of stock issued and bear interest at the applicable rates published by the IRS. At December 31, 1995 and 1994, there was a total of $3,378,000 and $2,440,000, respectively, of loans and accrued interest outstanding which are due on various dates through December 2000. The loan amounts have been deducted from shareholders' equity.

                           ANTHONY INDUSTRIES, INC.

NOTE 10--STOCK OPTIONS--(CONTINUED)

  Further information regarding the 1994 and 1988 Plan is shown below:

                                                  1994 PLAN        1988 PLAN
                                               ---------------- ---------------
Status at December 31, 1995
  Number of shares subject to option..........          322,500         232,256
  Exercise price per share.................... $15.00 to $23.00 $5.66 to $14.52
  Number of shares exercisable................           26,960         178,182
  Available for grant.........................          718,600
                                               ---------------- ---------------
Status at December 31, 1994
  Number of shares subject to options.........          182,800         399,935
  Exercise price per share.................... $15.00 to $17.25 $5.66 to $14.52
  Number of shares exercisable................                          184,071
  Available for grant.........................          867,200
                                               ---------------- ---------------

  Information regarding the number of shares subject to options which were exercised during the three years ended December 31, 1995 is shown below:

  YEAR                                              SHARES      PRICE PER SHARE
  ----                                         ---------------- ---------------
  1995........................................          141,215 $5.66 to $17.25
  1994........................................           83,774 $5.66 to $14.52
  1993........................................          107,240 $5.66 to $ 8.77
                                               ---------------- ---------------

  During 1995, options for 182,500 shares were granted at $16.38 to $23.00 per share, and options for 69,264 shares at $11.75 to $17.25 per share were canceled or expired. At December 31, 1995, 1,273,356 shares of common stock were reserved for issuance under the Plans.

NOTE 11--SHAREHOLDERS' EQUITY

 Preferred Stock

  Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series.

 Stock Offering

  On June 1, 1995, the Company completed a secondary public offering of 4.6 million new shares of its common stock. The net proceeds of $67.2 million were used to reduce amounts outstanding under the $85 million credit facility.

Employee Stock Ownership Plan

  The Company has an Employee Stock Ownership Plan ("ESOP") which covers substantially all of its domestic non-union employees with at least one year of service. As of December 31, 1995, the trust was indebted to the Company in the aggregate amount of $861,000 in connection with stock purchases made from 1982 through 1984 of which 228,255 shares with an aggregate market value of $5,250,000 as of December 31, 1995 remained unallocated to participants. These loans are repayable over the next seven to nine years with interest at prime plus 1/2%, not to exceed 18% and the unallocated shares will be released to participants proportionately

                           ANTHONY INDUSTRIES, INC.

NOTE 11--SHAREHOLDERS' EQUITY--(CONTINUED)

as these loans are repaid. Of the total dividends received by the ESOP on its investment in the Company's common stock, dividends on unallocated shares in the amount of $169,000 and $157,000 in 1995 and 1994, respectively, were used to service these loans. Additionally, the trust was indebted to the Company in the amount of $400,000, at December 31, 1995 and 1994 in connection with distributions made to terminees. The balance outstanding was repaid subsequent to the 1995 year end.

  Shareholders' equity has been reduced by the amounts of the loans and any payments made by the Company on behalf of the trust. The payments, which at December 31, 1995 totaled $139,000, are being amortized to expense over the lives of the loan.

  The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's Board of Directors. For the three years 1995, 1994 and 1993 contributions were limited to amounts in excess of annual dividends, net of debt service, of the ESOP necessary to fund obligations arising in each of those years to retired and terminated employees. These amounts were $13,000, $1,016,000 and $1,260,000, respectively. ESOP expense, including amortization of the foregoing payments, was $264,000, $1,014,000 and $1,012,000 in 1995, 1994 and 1993, respectively. Allocated shares as of December 31, 1995 totaled 2,036,347.

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

                           ANTHONY INDUSTRIES, INC.

NOTE 12--SEGMENT DATA

  The Company and its subsidiaries are organized into sporting goods and other recreational products and industrial products segments. The sporting goods and other recreational products segment is composed of the following lines of business: manufacture and sale of skis and snowboards; sale of in-line skates; manufacture and sale of athletic jackets, imprintable shirts, golf shirts, and bowling shirts; manufacture and sale of personal flotation devices, towables and rainwear; manufacture and sale of full-suspension mountain bikes and accessories; manufacture and sale of rods, reels and other fishing tackle items; and manufacture and sale of backpacks and tents. The industrial products segment consists of the manufacture and sale of extruded monofilament used by the paperweaving industry and for cutting line, fishing line and sewing thread; fiberglass marine antennas, communication and navigation equipment, light poles and transmission and distribution poles; and laminated and coated paperboard products.

  The following segment data is presented for continuing operations for the three years ended December 31, 1995. "Identifiable Assets" are as of December 31.

                                            NET SALES TO
                                       UNAFFILIATED CUSTOMERS  PRETAX INCOME
                                       ----------------------- ----------------
                                        1995    1994    1993   1995  1994  1993
                                       ------- ------- ------- ----  ----  ----
                                               (MILLIONS OF DOLLARS)
Sporting goods and other recreational
 products............................    349.4   264.7   227.6 26.9  17.1  14.0
Industrial products..................    194.9   170.3   146.1 18.0  16.7  14.0
                                       ------- ------- ------- ----  ----  ----
Net sales and operating profits......    544.3   435.0   373.7 44.9  33.8  28.0
                                       ======= ======= =======
Corporate
  Interest and other income..................................   0.3   0.4   0.9
  Interest expense...........................................  (9.9) (7.5) (5.8)
  General expense............................................  (6.7) (5.3) (4.3)
                                                               ----  ----  ----
Pretax income................................................  28.6  21.4  18.8
                                                               ====  ====  ====

                            IDENTIFIABLE       CAPITAL
                               ASSETS        EXPENDITURES   DEPRECIATION   AMORTIZATION
                          ----------------- -------------- -------------- --------------
                          1995  1994  1993  1995 1994 1993 1995 1994 1993 1995 1994 1993
                          ----- ----- ----- ---- ---- ---- ---- ---- ---- ---- ---- ----
                                              (MILLIONS OF DOLLARS)
Sporting goods and other
 recreational products..  269.9 203.6 163.4  7.7  6.7 5.8  4.9  3.0  3.3  0.6  0.5  0.5
Industrial products.....   91.3  74.8  66.3  9.6  4.6 2.7  4.5  4.2  4.4
                          ----- ----- ----- ---- ---- ---  ---  ---  ---  ---  ---  ---
  Total segment data....  361.2 278.4 229.7 17.3 11.3 8.5  9.4  7.2  7.7  0.6  0.5  0.5
Corporate...............   14.5  12.9  14.1                0.1  0.1  0.1  0.1  0.1  0.1
                          ----- ----- ----- ---- ---- ---  ---  ---  ---  ---  ---  ---
                          375.7 291.3 243.8 17.3 11.3 8.5  9.5  7.3  7.8  0.7  0.6  0.6
                          ===== ===== ===== ==== ==== ===  ===  ===  ===  ===  ===  ===

                                                                                   TOTAL SEGMENT
                            UNITED STATES       FOREIGN       ELIMINATIONS             DATA
                          ----------------- --------------- -------------------  -----------------
                          1995  1994  1993  1995  1994 1993 1995   1994   1993   1995  1994  1993
                          ----- ----- ----- ----- ---- ---- -----  -----  -----  ----- ----- -----
                                                  (MILLIONS OF DOLLARS)
Net Sales...............  444.8 354.0 305.2 122.0 99.8 87.1 (22.5) (18.8) (18.6) 544.3 435.0 373.7
Less-intergeographic
 sales..................    7.1   8.5   7.3  15.4 10.3 11.3 (22.5) (18.8) (18.6)
                          ----- ----- ----- ----- ---- ---- -----  -----  -----  ----- ----- -----
Net sales to
 unaffiliated customers.  437.7 345.5 297.9 106.6 89.5 75.8                      544.3 435.0 373.7
                          ----- ----- ----- ----- ---- ----                      ----- ----- -----
Operating profit........   37.9  27.2  23.6   7.0  6.6  4.4                       44.9  33.8  28.0
                          ----- ----- ----- ----- ---- ----                      ----- ----- -----
Identifiable assets.....  294.4 228.4 195.3  66.8 50.0 34.4                      361.2 278.4 229.7
                          ----- ----- ----- ----- ---- ----                      ----- ----- -----
Capital expenditures....   12.4   9.4   7.1   4.9  1.9  1.4                       17.3  11.3   8.5
                          ----- ----- ----- ----- ---- ----                      ----- ----- -----
Depreciation............    7.4   6.0   6.5   2.0  1.2  1.2                        9.4   7.2   7.7
                          ----- ----- ----- ----- ---- ----                      ----- ----- -----
Amortization............    0.6   0.5   0.5                                        0.6   0.5   0.5
                          ===== ===== =====                                      ===== ===== =====

                           ANTHONY INDUSTRIES, INC.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Anthony Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Anthony Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anthony Industries, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operation and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 16, 1996,
except for the first paragraph of Note 2, as to which the date is March 5, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Except as noted in the following paragraph the information called for by Items 10, 11, 12 and 13 have been omitted because on or before April 29, 1996, Registrant will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items set forth in that proxy statement is incorporated herein by reference.

  The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as part of this report.

  (a-1) Financial Statements (for the three years ended December 31, 1995 unless otherwise stated):

                                                                     PAGE REFERENCE
                                                                       FORM 10-K
                                                                     --------------
      Statements of consolidated income............................       16
      Consolidated balance sheets at December 31, 1995 and 1994....       17
      Statements of consolidated shareholders' equity..............       18
      Statements of consolidated cash flows........................       19
      Notes to consolidated financial statements...................      20-31
      Report of Independent Auditors...............................       32

  (a-2) Consolidated financial statement schedule

      II-Valuation and qualifying accounts.........................      F-1

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

  (a-3) Exhibits

     (3)(a)(i) Restated Certificate of Incorporation dated May 4, 1989, filed as Exhibit (3)(a) to Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

        (a)(ii) Certificate of Amendment of Restated Certificate of Incorporation dated May 31, 1995.

        (b) By-Laws of Anthony Industries, Inc., as amended, filed as Item 7(c), Exhibit 3.1 to Form 8-K dated November 20, 1995 and incorporated herein by reference.

     (4) (a) Rights Agreement dated August 10, 1989 between the Company and Harris Trust Company, filed as Item 6, Exhibit (a) to Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference.

(10) Material contracts

  (a) Credit Agreement dated as of June 28, 1993 among Anthony Industries, Inc., the Banks party thereto and Bank of America National Trust and Savings Association, as agent filed as Item 6,Exhibit (a)(10)(i) to Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

    (1) First Amendment to the Credit Agreement dated as of June 28, 1993 between Anthony Industries, Inc., the Banks, and Bank of America National Trust and Savings Association as a Bank and as Agent for the banks filed as Item 6, Exhibit (a)10(i) to Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

    (2) Second Amendment to Credit Agreement, dated April 21, 1995, filed as Item 6(a), Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

    (3) Third Amendment to Credit Agreement, dated April 27, 1995, filed as
        Item 6(a), Exhibit 10.02 to Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

  (b) Note Agreement Re: $40,000,000 8.39% Senior Notes due November 20, 2004 dated as of October 15, 1992, filed as Exhibit (10)(b) to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

  (c) Credit Agreement (364-Day Facility), dated April 27, 1995, filed as
      Exhibit 10.03 to Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.

  (d) Executive compensation plans and arrangements

    (1) (i) Retirement agreement dated November 20, 1995 between the Company and B. I. Forester.

       (ii) Trust for Anthony Industries, Inc. Supplemental Employee Retirement Plan for the Benefit of B. I. Forester between the Company and Wells Fargo Bank N.A., as Trustee, dated November 20, 1995.

    (2) (i) Special Supplemental Benefit Agreement between the Company and Bernard I. Forester dated December 9, 1986, filed as Exhibit
            (10)(g) to Form 10-K for the year endedDecember 31, 1986 and incorporated herein by reference.

       (ii) Amendment dated July 27, 1990 to Special Supplemental Benefit Agreement between the Company and Bernard I. Forester dated December 9, 1986, filed as Exhibit (10)(f)(2) to Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

    (3) 1988 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 5, 1988 and incorporated herein by reference.

    (4) Anthony Industries, Inc. Non-Employee Directors' Benefit Plan effective May 1, 1992, filed as Item 6, Exhibit (a)(28) of Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

    (5) Anthony Industries, Inc. Corporate Officers' Medical Expense Reimbursement Plan, as amended through October 22, 1993, effective August 15, 1974, filed as Exhibit (10)(c)(5) to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

    (6) Anthony Industries, Inc. Directors' Medical Expense Reimbursement Plan, as amended through October 22, 1993, effective January 1, 1993 and incorporated herein by reference.

    (7) Anthony Industries, Inc. Executive Officers' Incentive Compensation Plan adopted August 5, 1993 filed as Item 6, Exhibit (a)10(ii) to Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

    (8) 1994 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 5, 1994 and incorporated herein by reference.

  (e)(1) Asset Purchase Agreement dated February 16, 1996 among General Aquatics, Inc., KDI Sylvan Pools, Inc., as Buyer, and Anthony Industries, Inc., as Seller, filed as Item 7 Exhibit 99(A) to Form 8-K filed March 21, 1996 and incorporated herein by reference.

     (2) 5.61% Subordinated Note Due March 4, 2001, filed as Item 7 Exhibit 99(B) to Form 8-K filed March 21, 1996 and incorporated herein by reference.

     (3) General Aquatics, Inc. Warrant to Purchase Common Stock, filed as
         Item 7 Exhibit 99(C) to Form 8-K filed March 21, 1996 and incorporated herein by reference.

(11) Computation of earnings per share for three years ended December 31, 1995.

(21) Subsidiaries

(23) Consent of Independent Auditors

(27) Financial Data Schedule

  (a) 1995 Financial Data Schedule.

  (b) 1994 Restated Financial Data Schedule.

 (B) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1995:

     Form 8-K dated November 20, 1995

     Item 5. Bylaws of the Company, as Amended.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANTHONY INDUSTRIES, INC.
                                                (Registrant)

                                          By   /s/  Richard M. Rodstein
                                          _____________________________________
                                                   (Richard M. Rodstein)
                                                    President and Chief
                                                     Executive Officer

                                          Date        March 27, 1996
                                          _____________________________________

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
     /s/ Richard M. Rodstein         Director, President and         March 27, 1996
____________________________________ Chief Executive Officer
       (Richard M. Rodstein)         (Principal Executive
                                     Officer)*

         /s/ John J. Rangel          Senior Vice President--         March 27, 1996
____________________________________ Finance (Principal Financial
          (John J. Rangel)           and Accounting Officer)

         /s/ B. I. Forester          Director, Chairman of the       March 27, 1996
____________________________________ Board*
          (B. I. Forester)

        /s/ Hugh V. Hunter           Director*                       March 27, 1996
____________________________________
          (Hugh V. Hunter)

      /s/ John H. Offermans          Director*                       March 27, 1996
____________________________________
        (John H. Offermans)

        /s/ John B. Simon            Director*                       March 27, 1996
____________________________________
          (John B. Simon)

*A majority of the directors of the registrant

                           ANTHONY INDUSTRIES, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                  (THOUSANDS)

                                          ADDITIONS         DEDUCTIONS
                                    --------------------- --------------
                                               CHARGED       AMOUNTS
                                    CHARGED    TO OTHER      CHARGED
                         BALANCE AT TO COSTS   ACCOUNTS     TO RESERVE    BALANCE
                         BEGINNING    AND     (PRIMARILY      NET OF      AT END
      DESCRIPTION        OF PERIOD  EXPENSES GROSS SALES) REINSTATEMENTS OF PERIOD
      -----------        ---------- -------- ------------ -------------- ---------
Year ended December 31,
 1995
  Allowance for doubtful
   items................   $4,404    $2,093                   $1,199      $5,298
  Other (primarily sales
   discounts)...........    3,018               $4,194         4,275       2,937
                           ------    ------     ------        ------      ------
                           $7,422    $2,093     $4,194        $5,474      $8,235
                           ======    ======     ======        ======      ======
Year ended December 31,
 1994(a)
  Allowance for doubtful
   items................   $3,677    $1,509                   $  782      $4,404
  Other (primarily sales
   discounts)...........    2,712                5,430         5,124       3,018
                           ------    ------     ------        ------      ------
                           $6,389    $1,509     $5,430        $5,906      $7,422
                           ======    ======     ======        ======      ======
Year ended December 31,
 1993(a)
  Allowance for doubtful
   items................   $2,879    $1,760                   $  962      $3,677
  Other (primarily sales
   discounts)...........    2,618                4,563         4,469       2,712
                           ------    ------     ------        ------      ------
                           $5,497    $1,760     $4,563        $5,431      $6,389
                           ======    ======     ======        ======      ======

--------
(a) Information has been restated to reflect the sale of the Division (for further information see Note 2 of Notes to Consolidated Financial Statements).