Form 10-Q
period 1996-03-31
ANTHONY INDUSTRIES INC
filed 1996-05-15
CIK 6720

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1996      Commission File No. 1-4290

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

                                              Yes X
                                                  -
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996.

Common Stock, par value $1   16,560,089 Shares

                          FORM 10-Q QUARTERLY REPORT
                        PART - 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(In thousands except for per share figures)
(Unaudited)

                                                        Three months
                                                       ended March 31
                                                ----------------------------
                                                   1996              1995(a)
                                                ----------------------------
Net Sales                                       $  158,853        $  138,021
Cost of products sold                              117,470           103,689
                                                ----------        ----------
Gross profit                                        41,383            34,332

Selling expenses                                    19,132            15,037
General and administrative expenses                 13,074            11,698
                                                ----------        ----------
Operating income                                     9,177             7,597

Interest expense                                     2,432             2,832
Other income, net                                     (297)             (262)
                                                ----------        ----------

Income before provision for income taxes             7,042             5,027
Provision for income taxes                           2,255             1,430(b)
                                                ----------        ----------

Income from continuing operations                    4,787             3,597

Discontinued operations, net of taxes                                 (1,510)
                                                ----------        ----------

Net Income                                      $    4,787        $    2,087
                                                ==========        ==========

Per share
  Continuing operations                         $     0.29        $     0.30
  Discontinued operations                                              (0.13)
                                                ----------        ----------
  Net Income                                    $     0.29        $     0.17
                                                ==========        ==========
Cash dividend                                   $     0.11        $     0.11

Average shares outstanding                          16,731            11,957


(a) Information has been restated to reflect the sale of the assets and business of the swimming pool and motorized pool cover business.
(b) Reduced by $259, or 2 cents per share, foreign tax settlement.

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(dollars in thousands)

                                                     March 31  December 31
                                                       1996       1995
                                                    ---------- -----------
                                                    (Unaudited)
             Assets
             ------
Current Assets
  Cash and cash equivalents                          $  5,294    $ 7,357
  Accounts receivable, less allowances of
    $6,353 in 1996 and $8,235 in 1995                 151,807    140,202
  Inventories
    Finished goods                                     90,119     97,193
    Work in process                                    16,021      9,700
    Raw materials                                      31,876     38,668
                                                     --------   --------
                                                      138,016    145,561
    Less LIFO reserve                                   5,940      4,882
                                                     --------   --------
                                                      132,076    140,679

Deferred taxes                                          6,340      6,683
Prepaid expenses and other current assets               5,195      5,534
                                                     --------   --------
    Total current assets                              300,712    300,455

Property, Plant and Equipment                         144,305    139,706
    Less allowance for depreciation and
     amortization                                      83,789     82,599
                                                     --------   --------
                                                       60,516     57,107

Intangibles, principally goodwill                      13,959     14,108
Net assets of discontinued operations                   5,702      8,650
Other                                                   2,974      4,103
                                                     --------   --------
    Total Assets                                     $383,863   $384,423
                                                     ========   ========

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(dollars in thousands)

                                                March 31         December 31
                                                  1996               1995
                                               -----------       -----------
                                               (Unaudited)
  Liabilities and Shareholders' Equity
  ------------------------------------
Current Liabilities
  Bank loans                                     $ 46,403          $ 50,219
  Accounts payable                                 25,865            27,985
  Accrued payroll and related                      18,101            21,443
  Other accruals                                   15,566            16,031
  Current portion of long-term debt                 4,863             4,855
                                                 --------          --------
  Total current liabilities                       110,798           120,533

Long-Term Debt                                     81,463            75,071
Deferred Taxes                                     13,003            13,003

Shareholders' Equity
  Preferred Stock $1 par value, authorized
   12,500,000 shares, none issued
   Common Stock, $1 par value, authorized
    40,000,000 shares, issued shares -
    17,079,773 in 1996 and 17,064,065 in 1995      17,080            17,064
   Additional paid-in capital                     131,144           130,995
   Retained earnings                               40,083            37,121
   Employee Stock Ownership Plan and
    stock option loans                             (4,306)           (4,778)
   Treasury shares at cost, 481,059 shares         (4,189)           (4,189)
   Cumulative translation adjustments              (1,213)             (397)
                                                 --------          --------
   Total Shareholders' Equity                     178,599           175,816
                                                 --------          --------
   Total Liabilities and Shareholders' Equity    $383,863          $384,423
                                                 ========          ========

See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(dollars in thousands)

                                                              Three months
                                                             ended March 31
                                                       -------------------------
                                                           1996          1995
                                                       -------------------------
                                                              (unaudited)
Operating Activities
  Income from continuing operations                    $    4,787      $  3,597
  Adjustments to reconcile income from
   continuing operations to net cash
   provided by (used in) operating
   activities:
    Depreciation and amortization                           2,525         2,222
    Deferred taxes                                            343           466
    Changes in operating assets and liabilities:
      Accounts receivable                                 (11,605)      (13,759)
      Inventories                                           8,603        (2,904)
      Prepaid expenses and other current assets               339        (1,215)
      Accounts payable                                     (2,120)          591
      Payrolls and other accruals                            (835)         (430)
                                                         --------      --------
Net cash provided by (used in) operating activities         2,037       (11,432)

Investing Activities
  Property, plant & equipment expenditures                 (4,670)       (4,434)
  Disposals of property, plant & equipment                     12           486
  Other items, net                                           (201)         (874)
                                                         --------      --------
Net cash used in investing activities                      (4,859)       (4,822)

Financing Activities
  Borrowings under long-term debt and revolving
   lines of credit                                          4,500         1,000
  Payments of long-term debt and revolving lines
   of credit                                                 (100)         (771)
  Net increase (decrease) in short-term bank loans         (1,816)       17,095
  Dividends paid                                           (1,825)       (1,306)
                                                         --------      --------
Net cash provided by financing activities                     759        16,018
                                                         --------      --------
Net decrease in cash and cash equivalents from
 continuing operations                                     (2,063)         (236)

Discontinued Operations
  Loss from discontinued operations                                      (1,510)
  Adjustments to reconcile loss to net cash used
   in discontinued operations
    Depreciation and amortization                                           146
    Capital expenditures                                                    (34)
    Other items, net                                                       (253)
                                                                       --------
Cash used in discontinued operations                                     (1,651)
                                                                       --------

Net decrease in cash and cash equivalents                  (2,063)       (1,887)

Cash and cash equivalents at beginning of year              7,357         7,700
                                                         --------      --------
Cash and cash equivalents at end of period               $  5,294      $  5,813
                                                         ========      ========

Supplemental disclosure of cash flow information:
  Interest paid                                          $  1,367      $ 1,920
  Income taxes paid                                           220          147
                                                         --------      -------
                                                         $  1,587      $ 2,067
                                                         ========      =======

See notes to consolidated condensed financial statements.

                            ANTHONY INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - Summary of Significant Accounting Policies

The Company maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the yearend is stated as December 31. The year ending December 31, 1996 will consist of 52 weeks and each of the quarters will consist of 13 weeks. The year ended in 1995 consisted of 53 weeks with the additional week included in the first quarter ended March 31, 1995.


NOTE 3 - Newly Issued Accounting Standard

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which requires that impaired assets or assets to be disposed of be accounted for at the lower of carrying amount or fair value of the assets less cost of disposal. The adoption of the new standard did not have a material effect on the Company's financial statements.


NOTE 4 - Discontinued Operations

On March 5, 1996 the Company completed the sale of substantially all of the assets and business of its swimming pool and motorized pool cover business ("Division") to General Aquatics, Inc. As a result of the sale, the Company reclassified the accompanying prior year's financial statements to show the Division as a discontinued operation.

                            ANTHONY INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996

NOTE 5 - Borrowings

The $85 million credit facility and the $40 million 364-day unsecured revolving short-term facility are subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of March 31, 1996, retained earnings were free of such restrictions.

On April 22, 1996, the Company amended its $40 million facility to extend the termination date to May 30, 1996.


NOTE 6 - Stock Offering

On June 1, 1995, the Company completed its public offering of 4.6 million primary shares of its common stock. The net proceeds of $67.2 million were used to reduce amounts outstanding under the $85 million credit facility ("Credit Facility"). The Company may reborrow amounts repaid under the Credit Facility for general corporate purposes, which may include the financing of product sales growth, the development of new products and strategic acquisitions.

Assuming the offering had been completed on January 1, 1995, earnings per share from continuing operations were 29 cents for the 1996 first quarter versus 27 cents for the year-earlier quarter on a proforma basis.

ITEM 2 - Management's Discussion and Analysis of Financial Condition
                                                            and Results of
Operations


A.    Comparative First Quarter Results of Operations

Net sales from continuing operations for the quarter ended March 31, 1996 increased 15.1% to $158.9 million compared to $138.0 million in the corresponding 1995 quarter. First quarter 1995 income from continuing operations rose 33.3% to a record $4.8 million from $3.6 million in the first quarter of 1994. Earnings per share from continuing operations, reflecting the completion on June 1, 1995 of the Company's public offering of 4.6 million shares, was $.29 per share as compared with $.30 per share in the year-ago quarter. Earnings in the prior year quarter were boosted by a $0.3 million foreign tax settlement. Net income for the quarter was $4.8 million, or $.29 per share, as compared with $2.1 million, or $.17 per share in 1995, after deducting a loss from continuing operations of $1.5 million, or $.13 per share.

Net Sales. In the sporting goods and other recreational products group, net sales increased 23.6% to $108.4 million in the 1996 quarter compared to $87.7 million in 1995. Leading the improvement was a rise in sales of K2 Exotech in-line skates, primarily in the international markets. Shakespeare fishing tackle further boosted the quarter's sales growth with increased shipments of the Ugly Stik fishing rods and kits and combos together with sales of promotional products. Sales of Stearns active water products as well as continued popularity of the ProFlex full-suspension mountain bike also contributed to the increase. Additionally, Dana Design backpacks, a 1995 acquisition, supported the higher sales.

Sales of the industrial products group increased by a net of 0.2% to $50.4 million in the first three months of 1996 compared to $50.3 million in the comparable period of 1995. Increases were achieved in paperweaving monofilaments, fiberglass utility and ornamental light poles and string trimmer line. Partially offsetting these sales increases was a decline in sales of paperboard building products and other products.

Gross profit. Gross profit increased 20.7% to $41.4 million, or 26.1% of net sales, in the first quarter of 1996 as compared to $34.3 million, or 24.9% of net sales, in the first quarter of 1995. The improvement of gross profit as a percentage of net sales resulted from improved sales mix and gains in efficiency, particularly at K2 and Stearns. Overall gross profit improved despite higher manufacturing costs in the fiberglass light pole business. In addition, the 1995 period included higher costs of recycled corrugated scrap paper, which unfavorably affected margin and gross profit.

Costs and Expenses. In the first three months of 1996, selling expenses increased 27.3% to $19.1 million, or 12.0% of net sales from $15.0 million, or 10.9% of net sales in the same period of 1995. The increase was attributable to higher spending in support of new products in the in-line skate, snowboard and apparel businesses. General and administrative expenses increased 12.0% to $13.1 million in the first quarter of 1996 compared to $11.7 million in 1995, although as a percentage of net sales they were comparable to the prior year period. Spending increased to support growth.

Operating Income. Operating income improved by 21.1% to $9.2 million, or 5.8% of net sales, in the three months ended March 31, 1996 compared to $7.6 million, or 5.5% of net sales, in the comparable 1995 period. The percentage increase was due to a higher gross profit margin and slightly lower general and administrative expenses as a percentage of net sales, which was partially offset by the increase in selling expenses as a percentage of net sales.

Interest Expense. Interest expense in the first quarter of 1996 decreased by $0.4 million compared to the first quarter of 1995. Lower interest rates accounted for $0.3 million of the decrease, and $5.1 million reduced levels of average borrowings accounted for the remainder.

Income Taxes. The provision for income taxes for the first quarter of 1995 was reduced as a result of a credit received from a $0.3 million foreign tax settlement.

B.   Financial Condition

The Company's continuing operations provided $2.0 million of cash during the three months ended March 31, 1996 as compared with $11.4 million of cash used during the three months ended March 31, 1995. The cash provided during the current period reflects improved inventory management during the period as the Company made more efficient use of its inventories, primarily with respect to new products. Consistent with prior years, the allowance for doubtful items decreased as a result of a seasonal reduction in the allowance for volume discount.

Net cash used for investment activities of $4.9 million in the three-months ended March 31, 1996 was comparable to the prior year's period. No material commitments for capital expenditures existed at March 31, 1996.

Net cash provided by financing activities during the three-month period ended March 31, 1996 was $0.8 million as compared with $16.0 million in the three month period a year ago. The Company's operating activities provided improved cash flow, therefore less borrowing under the short-term facilities was necessary.

The Company anticipates its remaining cash needs in 1996 will be provided from operations and borrowings under its $85 million Credit Line, its $40 million Short-Term Facility and from any extension, renewal or replacement of existing facilities.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          (c) At the Annual Meeting of the Stockholders of the Company held May 2, 1996, the following actions were taken:


               (1) The Company's Certificate of Incorporation was amended to change the Company's name to K2 Inc.: 12,330,403 voted for, 898,061 voted against and 82,579 votes abstained.

               (2) The Company's Certificate of Incorporation was amended to permit a Board of Directors consisting of from eight to eleven directors: 10,681,401 voted for, 985,991 voted against and 85,281 votes abstained.

               (3)    The following directors were elected:
                         Jerry E. Goldress - 12,456,519 voted for and 854,524 votes were withheld;
                         John H. Offermans - 12,506,428 voted for and 804,615 votes were withheld;
                         John B. Simon - 12,503,302 voted for and
                         807,741 votes were  withheld.

               (4) The election by the Board of Directors to approve Ernst & Young as the Company's independent auditors for the 1996 year was ratified: 13,176,277 voted for, 42,341 voted against and 92,425 votes abstained.

ITEM 6.                         EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits
                      10.01 First Amendment to Credit Agreement (364-Day Facility), dated April 22, 1996.

                    27   Financial Data Schedule
                         (a)  March 31, 1996 Financial Data Schedule
                         (b)  March 31, 1995 Restated Financial Data Schedule

               (b) Reports on Form 8-K filed in the first quarter ended March 31, 1996

                      Form 8-K dated March 5, 1996.

               Item 5. Sale of substantially all of the assets of the Anthony Pools and Poolsaver pool cover business to General Aquatics, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ANTHONY INDUSTRIES, INC.
                                              (registrant)

Date:  May 13, 1996                      /s/ RICHARD M. RODSTEIN
                                         --------------------------
                                         Richard M. Rodstein
                                         President and Chief Executive
                                         Officer



Date:  May 13, 1996                      /s/ JOHN J. RANGEL
                                         ------------------
                                         John J. Rangel
                                         Senior Vice President - Finance