Form 10-Q
period 1996-06-30
K2 INC
filed 1996-08-14
CIK 6720

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1996                  Commission File No. 1-4290

                                    K2 INC.

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

                           Anthony Industries, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes  X
                                                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996.

Common Stock, par value $1                                   16,574,830 Shares

                          FORM 10-Q QUARTERLY REPORT
                        PART - 1 FINANCIAL INFORMATION

Item 1.   Financial Statements


STATEMENTS OF CONSOLIDATED INCOME (condensed)
(In thousands except for per share figures)
(Unaudited)

                                                        Three months               Six months
                                                       ended June 30              ended June 30
                                                 ---------------------------------------------------
                                                   1996          1995(a)      1996         1995(a)
                                                 ------------------------   ------------------------
Net Sales                                         $143,373       $135,847    $302,226       $273,868
Cost of products sold                              102,157         99,664     219,627        203,353
                                                  --------       --------    --------       --------
Gross profit                                        41,216         36,183      82,599         70,515

Selling expenses                                    16,569         14,772      35,701         29,809
General and administrative expenses                 12,428         11,090      25,502         22,788
                                                  --------       --------    --------       --------
Operating income                                    12,219         10,321      21,396         17,918

Interest expense                                     2,297          2,715       4,729          5,547
Other income, net                                     (335)          (419)       (632)          (681)
                                                  --------       --------    --------       --------

Income before provision for income taxes            10,257          8,025      17,299         13,052
Provision for income taxes                           3,280          2,604       5,535          4,034 (b)
                                                  --------       --------    --------       --------

Income from continuing operations                    6,977          5,421      11,764          9,018

Discontinued operations, net of taxes                                 943                       (567)
                                                  --------       --------    --------       --------

Net Income                                        $  6,977       $  6,364    $ 11,764       $  8,451
                                                  ========       ========    ========       ========

Per share
    Continuing operations                         $   0.42       $   0.41    $   0.70       $   0.71
    Discontinued operations                                          0.07                      (0.04)
                                                  --------       --------    --------       --------
    Net Income                                    $   0.42       $   0.48    $   0.70       $   0.67
                                                  ========       ========    ========       ========

Cash dividend                                     $   0.11       $   0.11    $   0.22       $   0.22

Average shares outstanding                          16,742         13,127      16,731         12,626

(a) Information has been restated to reflect the sale of the assets and business of the swimming pool and motorized pool cover business.
(b)  Reduced by $259, or 2 cents per share, foreign tax settlement.

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(dollars in thousands)

                                                                   June 30       December 31
                                                                    1996            1995
                                                                -------------   --------------
                                                                 (Unaudited)
                      Assets
                      ------

Current Assets
 Cash and cash equivalents                                       $  5,640        $  7,357
 Accounts receivable, less allowances of
  $6,040 in 1996 and $8,235 in 1995                                94,146         140,202
 Inventories
  Finished goods                                                   87,521          97,193
  Work in process                                                  13,587           9,700
  Raw materials                                                    35,194          38,668
                                                                 --------        --------
                                                                  136,302         145,561
  Less LIFO reserve                                                 5,770           4,882
                                                                 --------        --------
                                                                  130,532         140,679

 Deferred taxes                                                     4,475           6,683
 Prepaid expenses and other current assets                          4,501           5,534
                                                                 --------        --------
   Total current assets                                           239,294         300,455

Property, Plant and Equipment                                     147,375         139,706
 Less allowance for depreciation and amortization                  86,214          82,599
                                                                 --------        --------
                                                                   61,161          57,107

Intangibles, principally goodwill                                  14,722          14,108
Net assets of discontinued operations                               5,702           8,650
Other                                                               3,418           4,103
                                                                 --------        --------
  Total Assets                                                   $324,297        $384,423
                                                                 ========        ========


See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(dollars in thousands)


                                                      June 30     December 31
                                                        1996         1995
                                                      -------     -----------
                                                    (Unaudited)
    Liabilities and Shareholders' Equity
    ------------------------------------

Current Liabilities
   Bank loans                                        $    696     $ 50,219
   Accounts payable                                    19,105       27,985
   Accrued payroll and related                         20,138       21,443
   Other accruals                                      13,874       16,031
   Current portion of long-term debt                    4,872        4,855
                                                     --------     --------

   Total current liabilities                           58,685      120,533

Long-Term Debt                                         69,353       75,071
Deferred Taxes                                         13,003       13,003

Shareholders' Equity
   Preferred Stock $1 par value, authorized
    12,500,000 shares, none issued
   Common Stock, $1 par value, authorized
    40,000,000 shares, issued shares-
    17,093,014 in 1996 and 17,064,065 in 1995          17,093       17,064
   Additional paid-in capital                         131,300      130,995
   Retained earnings                                   45,237       37,121
   Employee Stock Ownership Plan and
    stock option loans                                 (3,193)      (4,778)
   Treasury shares at cost, 519,684 share in
    1996 and 481,059 in 1995                           (5,246)      (4,189)
   Cumulative translation adjustments                  (1,935)        (397)
                                                     --------     --------

   Total Shareholders' Equity                         183,256      175,816

                                                     --------     --------
   Total Liabilities and Shareholders' Equity        $324,297     $384,423
                                                     ========     ========

See notes to condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(dollars in thousands)


                                                                          Six months
                                                                        ended June 30
                                                                  ------------------------
                                                                     1996          1995
                                                                  ------------------------
                                                                         (unaudited)
Operating Activities
  Income from continuing operations                                 $ 11,764      $  9,018
  Adjustments to reconcile income from
      continuing operations to net cash provided
      by (used in) operating activities:
    Depreciation and amortization                                      5,380         5,216
    Deferred taxes                                                     2,208         1,163
    Changes in operating assets and liabilities:
      Accounts receivable                                              5,331       (11,338)
      Inventories                                                     10,147       (12,648)
      Prepaid expenses and other current assets                        1,033          (921)
      Accounts payable                                                (8,880)       (2,186)
      Payrolls and other accruals                                        (98)        3,097
                                                                    --------      --------
Net cash provided by (used in) operating activities                   26,885        (8,599)

Investing Activities
  Property, plant & equipment expenditures                            (7,966)      (10,123)
  Disposals of property, plant & equipment                                (9)           71
  Other items, net                                                    (2,480)         (246)
                                                                    --------      --------
Net cash used in investing activities                                (10,455)      (10,298)

Financing Activities
  Borrowings under long-term debt and revolving lines of credit       30,000
  Payments of long-term debt and revolving lines of credit           (35,701)      (63,961)
  Net increase (decrease) in short-term bank loans                   (49,523)       16,280
  Proceeds from sale of accounts receivable                           40,725
  Dividends paid                                                      (3,648)       (3,118)
  Net proceeds from stock offering                                                  67,230
                                                                    --------      --------
Net cash provided by (used in) financing activities                  (18,147)       16,431
                                                                    --------      --------

Net decrease in cash and cash equivalents from
 continuing operations                                                (1,717)       (2,466)

Discontinued Operations
  Loss from discontinued operations                                                   (567)
  Adjustments to reconcile loss to net cash used in
   discontinued operations:
    Depreciation and amortization                                                      220
    Capital expenditures                                                              (488)
    Other items, net                                                                (1,609)
                                                                                  --------
Cash used in discontinued operations                                                (2,444)
                                                                                  --------

Net decrease in cash and cash equivalents                             (1,717)       (4,910)

Cash and cash equivalents at beginning of year                         7,357         7,700
                                                                    --------      --------
Cash and cash equivalents at end of period                          $  5,640      $  2,790
                                                                    ========      ========

Supplemental disclosure of cash flow information:
  Interest paid                                                     $  4,502      $  5,739
  Income taxes paid                                                    1,753         2,583
                                                                    --------      --------
                                                                    $  6,255      $  8,322
                                                                    ========      ========

See notes to consolidated condensed financial statements.

                                    K2 INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1996

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - Summary of Significant Accounting Policies

On June 3, 1996, the Company officially changed its name from Anthony Industries, Inc. to K2 Inc.

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

                                    K2 INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 1996

NOTE 5 - Borrowings and Sale of Accounts Receivable

On May 21, 1996, the Company entered into an agreement providing for a $75 million, five-year bank revolving credit line due May 20, 2001. Interest on borrowings under this agreement is at various rates based on LIBOR plus a spread ranging from .3 of one percent through .625 of one percent. A commitment fee, ranging from .1 of one percent through .225 of one percent, is payable on the unused portion of the credit. At June 30, 1996, $30 million was outstanding under this line.

On May 21, 1996, the Company entered into an accounts receivable purchase facility with a bank to provide for the sale of up to $50 million of an undivided interest in a pool of accounts receivable. The agreement expires May 20, 1997, and is subject to extension upon consent from the bank. The ongoing costs pertaining to the agreement are based on the purchaser's cost of issuing commercial paper plus a fixed rate. At June 30, 1996, accounts receivable carried on the balance sheet were reduced by $40.7 million representing the sale of receivables under this program.

The proceeds from the $75 million credit facility and from the sale of receivables were used to retire an $85 million credit facility and a $40 million 364-day unsecured revolving short-term facility. The $75 million credit facility and the accounts receivable purchase facility are subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of June 30, 1996, $8.7 million of retained earnings were free of such restrictions.


NOTE 6 - Stock Offering

On June 1, 1995, the Company completed its public offering of 4.6 million primary shares of its common stock. The net proceeds of $67.2 million were used to reduce amounts outstanding under the $85 million credit facility ("Credit Facility").

On a proforma basis, assuming the offering had been completed on January 1, 1995, earnings per share from continuing operations were 42 cents for the 1996 second quarter versus 33 cents for the year-earlier quarter and 70 cents for the 1996 six-month period versus 62 cents for the corresponding year-ago period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


A.    Comparative Second Quarter Results of Operations

Net sales from continuing operations for the three months ended June 30, 1996 increased 5.6% to $143.4 million compared to $135.8 million in the year-earlier period. Income from continuing operations for the second quarter of 1996 grew 29.6% to $7.0 million from $5.4 million in the second quarter of 1995. Earnings per share from continuing operations, reflecting the completion on June 1, 1995 of the Company's public offering of 4.6 million shares, was $.42 per share as compared with $.41 per share in the year-ago quarter. Net income for the second quarter was $7.0 million, or $.42 per share, as compared with $6.4 million, or $.48 per share in 1995, after including net income from discontinued operations of $0.9 million, or $.07 per share.

Net Sales. In the sporting goods and other recreational products group, net sales increased 8.9% to $90.7 million in the 1996 quarter compared to $83.3 million in 1995. The growth was attributable primarily to worldwide shipments of K2 Exotech in-line skates, mainly in the international markets. Strong sales of Stearns active water products as well as Hilton Active Apparel also contributed to the quarter's performance. Domestic sales of Shakespeare fishing tackle products benefited from sales of promotional products. Partially offsetting these gains was a decline in the worldwide fishing tackle sales and lower shipments of full suspension mountain bikes to retailers.

Sales of the industrial products group slightly increased to $52.7 million from $52.5 million in the prior year quarter. The increase was primarily due to improvements in the paperweaving monofilament business, partially offset by a decline in sales of building products.

Gross profit. Gross profit increased 13.8% to $41.2 million, or 28.7% of net sales, in the second quarter of 1996 as compared to $36.2 million, or 26.7% of net sales, in the second quarter of 1995. The improvement of gross profit as a percentage of net sales resulted from the sales mix which included a larger proportion of higher margin products and gains in efficiency, particularly at K2 and Stearns. Overall gross profit improved despite higher manufacturing costs in the fiberglass light pole business. In addition, the 1995 period included higher costs of recycled corrugated scrap paper, which unfavorably affected gross profit.

Costs and Expenses. In the second quarter of 1996, selling expenses increased 12.2% to $16.6 million, or 11.6% of net sales, from $14.8 million, or 10.9% of net sales, in the second quarter of 1995. The increase was attributable to higher spending in support of new products in the in-line skate, snowboard, mountain bike, backpack and active apparel businesses. General and administrative expenses increased 11.7% to $12.4 million, or 8.6% of net sales, in the second quarter of 1996 compared to $11.1 million, or 8.2% of net sales, in the year-earlier period. Spending increased to support growth of new products.

Operating Income. Operating income advanced 18.4% to $12.2 million, or 8.5% of net sales, in the second quarter of 1996, compared to $10.3 million, or 7.6% of net sales, in the comparable 1995 period. The percentage increase was attributable to a higher gross profit margin which was partially offset by the increase in selling, general and administrative expenses as a percentage of net sales.

Interest Expense. Interest expense decreased by $0.4 million in the second quarter of 1995 compared to the year-earlier period. Lower interest rates accounted for $0.3 million of the decrease, and $8.6 million reduced levels of average borrowings accounted for the remainder.

B.    Comparative Six-Month Results of Operations

Net sales for the six months ended June 30, 1996 increased 10.3% to $302.2 million as compared to $273.9 million in the corresponding prior year period. Income from continuing operations advanced 31.1% to $11.8 million, or $.70 per share from $9.0 million, or $.71 per share in the 1995 period. Net income grew 38.8% to $11.8 million, or $.70 per share compared with $8.5 million, or $.67 cents per share in the 1995 six-month period, after deducting a loss from discontinued operations of $0.6 million, or $.04 per share.

Net Sales. Net sales in the sporting goods and other recreational products group increased 17.0% to $198.6 million from $169.8 million in the 1995 period. The improvement was mainly attributable to worldwide shipments of K2 Exotech in-line skates and snowboards. New product introductions at Stearns accounted for gains as well as Shakespeare fishing tackle promotional items. Sales of Hilton active apparel and shipments of ProFlex full-suspension mountain bikes also contributed to the increase. Additionally, Dana Design backpacks, a 1995 acquisition, reported higher sales.

The industrial products group reported net sales of $103.6 million for the six months ended June 30, 1996 compared with $104.1 million for the year-earlier period. Improved sales in paperweaving monofilaments and fiberglass utility and ornamental light poles were offset by a decline in sales of building products.

Gross profit. Gross profit improved 17.2% to $82.6 million, or 27.3% of net sales, in the first six months of 1996 compared to $70.5 million, or 25.7% of net sales, in the corresponding year-ago period. Increased sales of higher margin products were responsible for the improvement. Additionally, the 1995 gross profit margin was unfavorably impacted by increased costs of recycled corrugated scrap paper which was only partially offset by price increases.

Costs and Expenses. Selling expenses increased 19.8% to $35.7 million, or 11.8% of net sales, for the 1996 six month period from $29.8 million, or 10.9% of net sales, in the same 1995 period. The increase was incurred in support of new product sales. General and administrative expenses increased 11.8% to $25.5 million in the six months ended June 30, 1996 compared to $22.8 million in the same period a year ago. As a percentage of net sales, general and administrative expenses were comparable to the prior year period.

Operating Income. Operating income improved 19.6% to $21.4 million, or 7.1% of net sales, in the first six months of 1996 compared to $17.9 million, or 6.5% of net sales, in the comparable 1995 period. The percentage increase was due to higher gross profit margins partially reduced by higher selling expenses.

Interest Expense. Interest expense decreased by $0.8 million in the six months ended June 30, 1996 compared to the same year-ago period. Lower average borrowings of $5.6 million accounted for $0.2 million of reduced interest expense and lower rates accounted for the $0.6 million remainder.

Income Taxes. The provision for income taxes for the first six months of 1996 was reduced as a result of a credit received from a $0.3 million foreign tax settlement.

C.   Financial Condition

The Company's continuing operations provided $26.9 million of cash during the six month period ended June 30, 1996 whereas the comparable period in 1995 used $8.6 million. The improvement in cash provided during the current period reflects improved accounts receivable and inventory management during the period, primarily with respect to new products. Consistent with prior years, the allowance for doubtful items decreased as a result of a seasonal reduction in the allowance for volume discount.

Net cash used for investing activities was $10.5 million in the first six months of 1996 and was comparable to the $10.3 million used in prior year's period.
No material commitments for capital expenditures existed at June 30, 1996.

Net cash used in financing activities during the six-month period ended June 30, 1996 was $18.1 million as compared with $16.4 million provided by the six-month period a year ago. The Company retired its three-year $85 million and 364-day $40 million revolving credit facilities with the proceeds from a new five-year $75 million revolving credit facility and from the sale of accounts receivable under its $50 million accounts receivable purchase facility. The prior year period included proceeds from the stock offering that was used to reduce debt

The Company anticipates its remaining cash needs in 1996 will be provided from operations and borrowings under the $75 million Credit Line.

PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

               On August 1, 1996, the Board of Directors of the Company, pursuant to Article Thirteenth of the Company's Article of Incorporation, voted to expand the size of the Board of Directors from nine to eleven directors and elected the following individuals as directors to fill the two vacancies:

                     Susan E. Engel, for a term of office expiring at the annual meeting of shareholders to be held in 1998 and until her successor is elected and qualified.


                     Richard M. Rosenberg, for a term of office expiring at the annual meeting of shareholders to be held in 1997 and until his successor is elected and qualified.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits

                     3(i) Certificate of Amendment of Restated Certificate of Incorporation of Anthony Industries, Inc.

                     10.02 Credit Agreement dated as of May 21, 1996 among Anthony Industries, Inc., Bank of America National Trust and Savings Association as Agent, Swing Line Bank and Issuing Bank and the Other Financial Institutions Party Hereto.

                     10.03 Transfer and Administrative Agreement among Enterprise Funding Corp. as the Company, Anthony Industries, Inc. as the Transferor and Master Servicer, and Nationsbank, N.A. as the Administrative Agent and the Collateral Agent effective May 21, 1996.

                     10.04   First Amendment to Note Agreement, dated May 1,
                             1996.

                     27      Financial Data Schedule
                             (a)  June 30, 1996 Financial Data Schedule
                             (b)  June 30, 1995 Restated Financial Data Schedule

               (b) Reports on Form 8-K filed in the second quarter ended June 30, 1996

                     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    K2 INC.
                                                 (registrant)

Date:  August 13, 1996                     /s/ RICHARD M. RODSTEIN
                                           -----------------------------
                                           Richard M. Rodstein
                                           President and Chief Executive
                                           Officer



Date:  August 13, 1996                     /s/ JOHN J. RANGEL
                                           -------------------------------
                                           John J. Rangel
                                           Senior Vice President - Finance