Form 10-Q
period 1996-09-30
K2 INC
filed 1996-11-13
CIK 6720

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1996              Commission File No. 1-4290

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

                                                    Yes X
                                                        -
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996.

Common Stock, par value $1                                     16,565,525 Shares

                           FORM 10-Q QUARTERLY REPORT
                         PART - 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(In thousands except for per share figures)
(Unaudited)

                                    Three months            Nine months
                                 ended September 30      ended September 30
                               -----------------------------------------------
                                 1996        1995(a)     1996        1995(a)
                               ----------------------  -----------------------
Net Sales                      $ 147,664   $ 134,657   $ 449,890   $ 408,525
Cost of products sold            104,830      98,331     324,457     301,684
                               ---------   ---------   ---------   ---------
Gross profit                      42,834      36,326     125,433     106,841

Selling Expenses                  18,036      15,740      53,737      45,549
General and administrative
 expenses                         12,668      10,180      38,170      32,968
                               ---------   ---------   ---------   ---------
Operating income                  12,130      10,406      33,526      28,324

Interest expense                   2,076       1,929       6,805       7,476
Other income, net                   (433)       (372)     (1,065)     (1,053)
                               ---------   ---------   ---------   ---------

Income before provision for
 income taxes                     10,487       8,849      27,786      21,901
Provision for income taxes         3,355       2,886       8,890       6,920(b)
                               ---------   ---------   ---------   ---------

Income from continuing
 operations                        7,132       5,963      18,896      14,981

Discontinued operations, net
 of taxes                                        623                      56
                               ---------   ---------   ---------   ---------

Net Income                     $   7,132   $   6,586   $  18,896   $  15,037
                               =========   =========   =========   =========


Per share
     Continuing operations     $    0.43   $    0.36   $    1.13   $    1.08
     Discountinued operations                   0.04                    0.01
                               ---------  ----------   ---------   ---------
     Net Income                $    0.43   $    0.40   $    1.13   $    1.09
                               =========  ==========   =========   =========

Cash dividend                  $    0.11   $    0.11   $    0.33   $    0.33

Average shares outstanding        16,747      16,598      16,732      13,831

(a) Information has been restate to reflect the sale of the assets and business of the swimming pool and motorized pool cover business.
(b)  Reduced by $259, or 2 cents per share, foreign tax settlement.

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(dollars in thousands)

                                                   September 30        December 31
                                                       1996               1995
                                                   ------------        -----------
                                                   (Unaudited)
                Assets
                ------

Current Assets
  Cash and cash equivalents                           $  6,127          $  7,357
  Accounts receivable, less allowances of
   $6,329 in 1996 and $8,235 in 1995                   112,439           140,202
  Inventories
   Finished goods                                       96,708            97,193
   Work in process                                      12,905             9,700
   Raw materials                                        33,236            38,668
                                                      --------          --------
                                                       142,849           145,561
   Less LIFO reserve                                     5,878             4,882
                                                      --------          --------
                                                       136,971           140,679


  Deferred taxes                                         3,994             6,683
  Prepaid expenses and other current assets              9,988             5,534
                                                      --------          --------
     Total current assets                              269,519           300,455


Property, Plant and Equipment                          152,516           139,706
  Less allowance for depreciation and amortization      88,336            82,599
                                                      --------          --------
                                                        64,180            57,107


Intangibles, principally goodwill                       16,551            14,108
Net assets of discontinued operations                    5,702             8,650
Other                                                    3,448             4,103
                                                      --------          --------
   Total Assets                                       $359,400          $384,423
                                                      ========          ========


See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(dollars in thousands)

                                                September 30     December 31
                                                    1996             1995
                                                ------------     -----------
                                                 (Unaudited)
     Liabilities and Shareholders' Equity
     ------------------------------------

Current Liabilities
   Bank loans                                    $  4,792          $ 50,219
   Accounts payable                                25,709            27,985
   Accrued payroll and related                     21,372            21,443
   Other accruals                                  12,914            16,031
   Current portion of long-term debt                4,876             4,855
                                                 --------          --------

   Total current liabilities                       69,663           120,533

Long-Term Debt                                     88,151            75,071
Deferred Taxes                                     13,006            13,003

Shareholders' Equity
   Preferred Stock $1 part value, authorized
    12,500,000 shares, none issued
   Common Stock, $1 par value, authorized
    40,000,000 shares, issued shares -
    17,094,514 in 1996 and 17,064,065 in 1995      17,095            17,064
   Additional paid-in capital                     131,324           130,995
   Retained earnings                               50,547            37,121
   Employee Stock Ownership Plan and
    stock option loans                             (2,787)           (4,778)
   Treasury shares at cost, 534,778 shares in
    1996 and 481,059 in 1995                       (5,639)           (4,189)
   Cumulative translation adjustments              (1,960)             (397)
                                                 --------          --------

   Total Shareholders' Equity                     188,580           175,816

                                                 --------          --------
   Total Liabilities and Shareholders' Equity    $359,400          $384,423
                                                 ========          ========


See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(dollars in thousands)

                                                                                   Nine months
                                                                                ended September 30
                                                                              -----------------------
                                                                                  1996        1995
                                                                              -----------------------
                                                                                   (unaudited)
Operating Activities
 Income from continuing operations                                             $  18,896    $ 14,981
 Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                  7,017       7,837
    Deferred taxes                                                                 2,668       2,513
    Changes in operating assets and liabilities:
      Accounts receivable                                                        (12,307)    (30,565)
      Inventories                                                                  4,967     (22,920)
      Prepaid expenses and other current assets                                   (4,448)       (561)
      Accounts payable                                                            (2,631)        935
      Payrolls and other accruals                                                    111       5,226
                                                                               ---------    --------
Net cash provided by (used in) operating activities                               14,273     (22,554)


Investing Activities
  Property, plant & equipment expenditures                                       (12,206)    (13,382)
  Disposals of property, plant & equipment                                            64         161
  Acquisitions of businesses, net of cash acquired                                (3,366)     (2,159)
  Other items, net                                                                (2,924)      1,630
                                                                               ---------    --------
Net cash used in investing activities                                            (18,432)    (13,750)


Financing Activities
   Borrowings under long-term debt and revolving lines of credit                  49,000       9,000
   Payments of long-term debt and revolving lines of credit                      (35,896)    (68,558)
   Net increase (decrease) in short-term bank loans                              (45,430)     32,193
   Proceeds from sale of accounts receivable                                      40,725
   Dividends paid                                                                 (5,470)     (4,931)
   Net proceeds from stock offering                                                           67,234
                                                                               ---------    --------
Net cash provided by financing activities                                          2,929      34,938
                                                                               ---------    --------

Net decrease in cash and cash equivalents from continuing operations              (1,230)     (1,366)


Discontinued Operations
  Income from discontinued operations                                                             56
  Adjustments to reconcile income to net cash used in discontinued operations
    Depreciation and amortization                                                                329
    Capital expenditures                                                                        (602)
    Other items, net                                                                          (2,074)
                                                                                            --------
Cash used in discontinued operations                                                          (2,291)
                                                                                            --------

Net decrease in cash and cash equivalents                                         (1,230)     (3,657)


Cash and cash equivalents at beginning of year                                     7,357       7,700
                                                                               ---------    --------
Cash and cash equivalents at end of period                                     $   6,127    $  4,043
                                                                               =========    ========

Supplemental disclosure of cash flow information:
   Interest paid                                                               $   5,950    $  5,651
   Income taxes paid                                                               4,506       4,478
                                                                               ---------    --------
                                                                               $  10,456    $ 10,129
                                                                               =========    ========

See notes to consolidated condensed financial statements.

                                    K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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

                                    K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE 4 - Discontinued Operations

On March 5, 1996 the Company completed the sale of substantially all of the assets and business of its swimming pool and motorized pool cover business ("Division") to General Aquatics, Inc. As a result of the sale, the Company reclassified the accompanying prior year's financial statements to show the Division as a discontinued operation.

NOTE 5 - Acquisition of Businesses

In the current year third quarter, the Company purchased the stock of Basic Designs, Inc., a designer and distributor of outdoor and marine products for sale primarily in the United States and Japan. The Company additionally purchased the assets of a small bicycle shock absorber manufacturer, which was integrated into the full-suspension mountain bike business.

NOTE 6 - Borrowings and Sale of Accounts Receivable

On May 21, 1996, the Company entered into an agreement providing for a $75 million, five-year bank revolving credit line due May 20, 2001. Interest on borrowings under this agreement is at various rates based on LIBOR plus a spread ranging from .3 of one percent through .625 of one percent. A commitment fee, ranging from .1 of one percent through .225 of one percent, is payable on the unused portion of the credit. At September 30, 1996, $49 million was outstanding under this line.

On May 21, 1996, the Company entered into an accounts receivable purchase facility with a bank to provide for the sale of up to $50 million of an undivided interest in a pool of accounts receivable. The agreement expires May 20, 1997, and is subject to extension upon consent from the bank. The ongoing costs pertaining to the agreement are based on the purchaser's cost of issuing commercial paper plus a fixed rate. At September 30, 1996, accounts receivable carried on the balance sheet were reduced by $40.7 million representing the sale of receivables under this program.

The proceeds from the $75 million credit facility and from the sale of receivables were used to retire an $85 million credit facility and a $40 million 364-day unsecured revolving short-term facility. The $75 million credit facility and the accounts receivable purchase facility are subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of September 30, 1996, $10.5 million of retained earnings were free of such restrictions.

                                    K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996

NOTE 7 - Stock Offering

On June 1, 1995, the Company completed its public offering of 4.6 million primary shares of its common stock. The net proceeds of $67.2 million were used to reduce amounts outstanding under the $85 million credit facility.

On a proforma basis, assuming the offering had been completed on January 1, 1995, earnings per share from continuing operations were $1.13 for the 1996 nine-month period versus $.98 for the corresponding year-ago period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


A.    Comparative Third Quarter Results of Operations

Net sales from continuing operations for the three months ended September 30, 1996 advanced 9.7% to $147.7 million compared to $134.7 million in the year-earlier period. Income from continuing operations for the third quarter of 1996 increased 18.3% to $7.1 million, or $.43 per share, from $6.0 million, or $.36 per share, in the third quarter of 1995. Net income for the 1996 third quarter was $7.1 million, or $.43 per share, as compared with $6.6 million, or $.40 per share in 1995, after adding the seasonal income from discontinued operations of $0.6 million, or $.04 per share.

Net Sales. In the sporting goods and other recreational products group, net sales grew 14.3% to $99.6 million in the 1996 quarter compared to $87.1 million in the year-earlier period. The increase was primarily due to K2 Exotech in-line skates. Sales of K2 skates nearly doubled from the prior year, reflecting growth in the European market and increased domestic distribution. Domestic sales of Shakespeare fishing tackle products benefited from a one-year promotional program entered into earlier in the year. Sales of Hilton Active Apparel products as well as Stearns active water products also contributed to the quarter's performance. Partially offsetting these gains was a shortfall in shipments of full suspension mountain bikes to retailers.

Net sales of the industrial products group increased slightly to $48.1 million in the 1996 third quarter from $47.6 million in the prior-year quarter primarily from strength in shipments of building products.

Gross profit. Gross profit rose 17.9% to $42.8 million, or 29.0% of net sales, in the third quarter of 1996 as compared to $36.3 million, or 26.9% of net sales, in the comparable 1995 quarter. The increase in gross profit as a percentage of net sales resulted from the sales mix which included a larger proportion of higher margin products and gains in efficiency, particularly at K2, Stearns and Shakespeare's fiberglass light pole operation. Also contributing to the improvement was the return to more normal costs of recycled corrugated scrap paper as compared with the year ago quarter.

Costs and Expenses. In the third quarter of 1996, selling expenses increased 14.6% to $18.0 million, or 12.2% of net sales, from $15.7 million, or 11.7% of net sales, in the third quarter of 1995. The increase was attributable to improved sales and to higher spending in support of new products in the ski, in-line skate, mountain bike, active water sports and back pack businesses. General and administrative expenses increased 24.5% to $12.7 million, or 8.6% of net sales, in the third quarter of 1996 compared to $10.2 million, or 7.6% of net sales, in the year-earlier period. The increase reflects the acquisition of two new businesses and expenditures to support the growth of the Company.

Operating Income. Operating income grew 16.3% to $12.1 million, or 8.2% of net sales, in the third quarter of 1996, compared to $10.4 million, or 7.7% of net sales, in the comparable 1995 period. The percentage increase was attributable to the higher gross profit margin net of the increase in selling and general and administrative expenses as a percentage of net sales.

Interest Expense. Interest expense increased by a net of $.1 million in the third quarter of 1996 compared to the year-earlier period. Higher average borrowings to support the growth of several product lines increased interest expense by $.5 million, which was offset by a reduction of $.4 million of interest due to lower interest rates.

B.    Comparative Nine-Month Results of Operations

Net sales for the nine months ended September 30, 1996 advanced 10.1% to $449.9 million as compared to $408.5 million in the year-earlier period. Income from continuing operations rose 26.0% to $18.9 million, from $15.0 million. Earnings per share from continuing operations, reflecting the completion on June 1, 1995 of the Company's public offering of 4.6 million shares, was $1.13 per share as compared with $1.08 per share in the year-ago period. Net income increased 25.7% to $18.9 million, or $1.13 per share, compared with $15.0 million, or $1.09 per share, in the 1995 nine-month period, after adding net income from discontinued operations of $0.1 million, or $.01 per share.

Net Sales. Net sales in the sporting goods and other recreational products group increased 16.0% to $298.2 million from $257.0 million in the 1995 period. The improvement was attributable to worldwide shipments of K2 Exotech in-line skates and snowboards. Shakespeare fishing tackle promotional products, Dana Design backpacks, new product introductions at Stearns and Hilton active apparel provided gains as well. Partially offsetting the sales growth were lower shipments of ProFlex full suspension mountain bikes.

In the industrial products group, net sales were $151.7 million in the first nine months of 1996 compared with $151.5 million for the corresponding 1995 period. Improved sales of paperweaving monofilaments and fiberglass utility and ornamental light poles were offset by an early-year decline in sales of building products.

Gross profit. Gross profit increased 17.4% to $125.4 million, or 27.9% of net sales, in the nine months ended September 30, 1996 compared to $106.8 million, or 26.1% of net sales, in the year-earlier period. The improvement was a result of sales of higher margin products and the return to more normal costs of recycled corrugated scrap paper as compared with the year ago period.

Costs and Expenses. Selling expenses increased 18.0% to $53.7 million, or 11.9% of net sales, for the 1996 nine month period from $45.5 million, or 11.1% of net sales, in the same 1995 period. The increase was attributable to improved sales and to higher spending in support of new products. General and administrative expenses increased 15.8% to $38.2 million, or 8.5% of net sales, in the first nine months of 1996 compared to $33.0 million, or 8.1% of net sales, in the corresponding year-ago period. The increase was mainly due to higher spending to support internal growth and from acquisitions.

Operating Income. Operating income improved 18.4% to $33.5 million, or 7.5% of net sales, in the first nine months of 1996 compared to $28.3 million, or 6.9% of net sales, in the comparable 1995 period. The percentage increase was due to higher gross profit margins, partially reduced by higher selling expenses.

Interest Expense. Interest expense decreased by $0.7 million in the nine months ended September 30, 1996 compared to the same year-ago period. Lower rates resulted in a $.9 million decrease which was offset by a $.2 million increase arising from higher average borrowings.

Income Taxes. The provision for income taxes for the first nine months of 1995 was reduced as a result of a credit received from a $0.3 million foreign tax settlement.

C.   Financial Condition

The Company's continuing operating activities provided $14.3 million of cash during the nine-month period ended September 30, 1996, as contrasted with a $22.6 million net usage of cash for the comparable period in 1995. The improvement primarily reflects improved accounts receivable and inventory management during the period, mainly with respect to new products. Consistent with prior years, the allowance for doubtful items decreased as a result of a seasonal reduction in the allowance for volume discounts.

Net cash used for investing activities increased to $18.4 million in the first nine months of 1996 from $13.8 million in the prior year's period, primarily due to the purchases of businesses in the third quarter of 1996. There were no material commitments for capital expenditures at September 30, 1996.

Net cash provided by financing activities for the nine-month period ended September 30, 1996 was $2.9 million as compared with $34.9 million for the nine-month period a year ago. The Company retired its three-year $85 million and 364-day $40 million revolving credit facilities with the proceeds from a new five-year $75 million revolving credit facility and from the sale of accounts receivable under its $50 million accounts receivable purchase facility. The prior year period included proceeds from the secondary stock offering that was used to reduce debt.

The Company anticipates its remaining cash needs in 1996 will be provided from operations and borrowings under the $75 million credit line.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits


                        27      Financial Data Schedule
                                (a) September 30, 1996 Financial Data Schedule
                                (b) September 30, 1995 Restated Financial Data
                                     Schedule

                (b) Reports on Form 8-K filed in the third quarter ended September 30, 1996

                        None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                K2 INC.
                                                            (registrant)

Date:   November 11, 1996                               /s/ RICHARD M. RODSTEIN
                                                        -----------------------
                                                        Richard M. Rodstein
                                                        President and Chief
                                                        Executive Officer


Date:   November 11, 1996                               /s/ JOHN J. RANGEL
                                                        ------------------
                                                        John J. Rangel
                                                        Senior Vice
                                                        President-Finance