Form 10-K
period 1996-12-31
K2 INC
filed 1997-03-28
CIK 6720

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

    PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NO. 1-4290

                                    K2 INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                95-2077125
           (STATE OF INCORPORATION)                    (I.R.S. EMPLOYER
                                                      IDENTIFICATION NO.)
    4900 SOUTH EASTERN AVENUE
     LOS ANGELES, CALIFORNIA                                 90040
      (ADDRESS OF PRINCIPAL                                (ZIP CODE)
        EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (213) 724-2800

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

INDICATE BY AN "X" WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X
                  ---
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PAT III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANTS HELD BY NONAFFILIATES WAS APPROXIMATELY $370,535,000 AS OF MARCH 14, 1997.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF MARCH 14, 1997.

      Common Stock, par value $1                  16,542,295 Shares

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 8, 1997 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            FORM 10-K ANNUAL REPORT

                                    PART I

ITEM 1. BUSINESS:

GENERAL

  K2 Inc. ("K2 Inc." or the "Company") is a leading designer, manufacturer and marketer of brand name sporting goods and other recreational products. The Company is also a major supplier of selected industrial products. K2 Inc.'s sporting goods and other recreational products include several brand name lines such as K2 and Olin alpine skis, K2 snowboards, K2 in-line skates, Shakespeare fishing rods and reels, Stearns personal flotation devices, rainwear and wet suits, ProFlex full-suspension mountain bikes, Dana Design and K2 Outdoor backpacks and hydration systems and Garuda tents. The Company also produces and markets Hilton active apparel and K2 ski apparel. K2 Inc.'s industrial products consist primarily of Shakespeare monofilament line which is used, among others, in weed trimmers, in paper mills and as fishing line; Shakespeare fiberglass marine antennas, light, transmission and distribution poles and Simplex coated and laminated products. Founded in 1946 as Anthony Pools, K2 Inc. has grown to over $600 million in annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic financial information, see Note 12 of Notes to Consolidated Financial Statements.

  In recent years, the Company has aggressively expanded into several new sporting goods markets in the United States, Europe and Japan including in-line skates, snowboards and full-suspension mountain bikes. Management believes these newer products have benefited from the market share positions of other Company products, several of which are now the #1 brands in their respective markets. For example, in the United States, K2 has the #1 market position in alpine skis, and management believes that Stearns has the #1 market position in personal flotation devices and Shakespeare's Ugly Stik is the top selling line of fishing rods.

  On March 5, 1996, the Company completed the sale of substantially all of the assets of its swimming pool and motorized pool cover business to General Aquatics, Inc. (see Note 2 of Notes to Consolidated Financial Statements for further discussion). Following the sale in 1996, the Company changed its name to K2 Inc. The discussion which follows focuses on the continuing operations of the Company.

  The Company's common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: KTO). On June 1, 1995, the Company completed a secondary public offering of 4.6 million new shares of common stock of the Company, resulting in net proceeds of $67.2 million. For further information regarding the stock offering see Note 11 of Notes to Consolidated Financial Statements.

SPORTING GOODS AND OTHER RECREATION PRODUCTS

  Net sales for sporting goods and other recreational products were $407.3 million in 1996, $349.4 million in 1995 and $264.7 million in 1994. The following table lists the Company's principal sporting good products and the brand names under which they are sold.

     PRODUCT                          BRAND NAME
     -------                          ----------
     Alpine Skis                      K2, Olin
     Cross-Country Skis               Madshus
     Snowboards and Accessories       K2
     In-line Skates                   K2
     Fishing Rods and Reels           Shakespeare, Ugly Stik, Pfleuger
     Active Water Sports Products     Stearns
     Full-Suspension Mountain Bikes   ProFlex, Girvin
     Backpacks and Hydration Systems  Dana Design, K2 Outdoor
     Tents                            Garuda
     Imprinted Active Apparel         Hilton, USA
     Ski Apparel                      K2

  Alpine Skis. The Company sells its alpine skis under the names K2 and Olin in the 3 major ski markets of the world--the United States, Europe and Japan. K2 offers skis in a broad range of styles for a variety of conditions and types of skiing at numerous price points. While participation rates for alpine skiing have been relatively flat during the past few years, the market shares of K2 and Olin skis have increased due to their popularity among retail purchasers resulting from their high-quality innovative features, attractive graphics, creative marketing and their U.S. production.

  K2 and Olin skis are manufactured by the Company in the United States and Norway. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. K2 alpine skis are marketed to skiers ranging from beginners to top racers using youthful and often fun advertising. Olin skis are marketed toward more mature and affluent purchasers. To assist in its marketing efforts, the Company sponsors amateur and professional skiers including Phil and Steve Mahre and Glen Plake.

  Cross-Country Skis. The Company's cross-country skis, which are manufactured in the Company's plant in Norway, are sold under the name Madshus by a retailer/distributor which owns the rights to the Madshus name and resells the skis principally in Europe.

  Snowboards. The Company introduced K2 snowboards and snowboard bindings in 1990 and snowboard boots in 1993. High performance snowshoes integrating the Clicker bindings (see below) and backpacks for carrying snowboards and other gear when hiking into the backcountry were introduced this year. While the snowboard market is highly fragmented with over 200 competitors, K2 is one of the few companies which manufactures its own snowboards (most of its competitors source their products from other manufacturers). In 1996, the Company also began manufacturing for the OEM market. The Company believes that its manufacturing capability will provide a competitive advantage as the industry begins to consolidate. Like its alpine skis, K2 snowboards are of high quality, have attractive graphics and are creatively marketed.

  The Company made an important innovation in its snowboarding line in early 1995 when it introduced the Clicker, a revolutionary step-in binding system for snowboards jointly developed with Shimano Inc. under a distribution agreement. The Clicker is among the first commercially available step-in binding systems for snowboards. The Clicker has enabled snowboarders to release and refasten the binding easily which facilitates entering and exiting ski lifts.

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

  In-Line Skates. The Company introduced its K2 in-line skates in 1994. The in-line skate market has grown dramatically in recent years. K2's in-line skates are priced at the mid to upper end of the industry's product line. K2 skates are attractive, are of high quality and feature an innovative soft mesh and leather upper, designed for improved comfort, with a rigid plastic cuff for support. The Company's in-line skates also offer high quality in-line skate components such as HyperTM wheels and TwinCamTM bearings, which are manufactured by others.

  K2 in-line skates are manufactured to Company specifications primarily by vendors in Korea and China. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors.

  Fishing Rods and Reels. The Company sells fishing rods, reels and fishing line in most of the world. The Company believes that Shakespeare's Ugly Stik models have been the best selling fishing rods in the U.S. over the past 19 years. The success of these fishing rods has allowed the Company to establish a strong position with retailers, thereby increasing sales of new rods, reels and kits and combos. Shakespeare rods and reels are manufactured principally in the People's Republic of China, although blanks for the Ugly Stik fishing rod are made by the Company in the United States. Shakespeare products are sold through independent sales representatives to specialty shops and chain stores and directly by the Company to mass merchandisers (two of which in the aggregate purchase more than one-half of the Company's fishing rods and reels).

  Active Water Sports Products. The Company sells Stearns flotation vests, jackets and suits ("personal flotation devices"), cold water immersion products, wet suits, outdoor products and rainwear in the United States and in certain foreign countries. Stearns has recently introduced towables, which are inflatable flotation products towed behind waterski boats. In the United States, occupants of boats are required by law either to wear or have available personal flotation devices meeting Coast Guard standards. Stearns personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories. Stearns manufactures its personal flotation devices in the U.S. and sources its other products in Asia. Stearns products are sold to mass merchandisers through an in-house marketing staff and to specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

  Full-Suspension Mountain Bikes. Girvin, which was acquired by the Company in October 1993, designs and distributes high quality full-suspension mountain bikes and components under the names ProFlex, Girvin and Flexstem in the United States and internationally. The Company believes that full-suspension bikes are a fast growing segment of the mountain bike market. Performance and comfort are provided by these bikes through shock absorbing elements in both front and rear wheels, thereby improving climbing ability and decreasing rider fatigue and off-road vibration. Girvin is a pioneer of full-suspension, and the Company believes it is one of the largest wholesale distributor of these bikes in the United States. Girvin manufactures certain components, including some front forks, at its facility in the United States. The bikes are assembled to Girvin's specifications by a vendor in Taiwan and are distributed through an in-house marketing staff and by independent sales representatives to independent bicycle dealers in the U.S. and through distributors internationally. As part of its promotional and marketing efforts, Girvin sponsors the ProFlex mountain bike team.

  Backpacks. Dana Design, which was acquired by the Company in February 1995, manufactures and distributes high-end backpacks in the U.S. Dana Design products are known for their comfort, high quality and innovative features, such as custom fitting. In 1996 the K2 Outdoor line of external frame mid-priced backpacks was introduced. The line features a patented fiberglass wand fitting system and a hydration system with a patented bite valve. The line also includes a series of unique day packs. Dana Design and K2 Outdoor backpacks are primarily manufactured by the Company in the United States for sale by independent sales representatives to specialty retailers in the United States. In December 1995, the Company acquired Garuda, a U.S. manufacturer of high-end tents, which are sold by independent sales representatives to specialty retailers in the United States.

  Active Wear. The Company manufactures and distributes jackets, shirts, fleece tops and other active wear under the Hilton and USA brand names. These products are sold in the United States to advertising specialty customers, embroiderers and screen printers who in turn sell the imprinted garments, principally to corporate buyers. Hilton and USA apparel, which are manufactured by the Company primarily in the United States, are sold through catalogs, by a direct sales force and by independent sales representatives.

  Ski Apparel. K2 ski apparel is manufactured to the Company's specifications by various suppliers in Europe and Asia. The apparel is sold in Germany through a Company-owned distributor and through the remainder of Europe through independent distributors from whom the Company receives a royalty.

INDUSTRIAL PRODUCTS

  Net sales of industrial products were $195.4 million in 1996, $194.9 million in 1995 and $170.3 million in 1994. The Company's industrial products segment has historically provided a base of generally consistent earnings and cash flow. The following table lists certain of the Company's principal industrial products and the brand names under which they are sold.

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

  Monofilament Line. Nylon and polyester monofilament line is domestically manufactured by the Company in a variety of diameters, tensile strengths and softness. Shakespeare monofilament is primarily used in the manufacture of woven mats for use by paper producers in the United States, Europe and South America and for use as line in weed trimmers in the United States. Monofilament sold in Europe for woven mats is manufactured primarily in the Company's U.K. facility. Shakespeare monofilament also manufactures fishing line domestically and marketed by Shakespeare's fishing tackle division to retailers and mass merchandisers.

  Fiberglass Utility and Decorative Light Poles. The Company produces and sells fiberglass utility and decorative light poles sold under the Shakespeare name in the United States principally to public and private utilities and developers. The Company believes that a large majority of major utility companies in the United States have approved the use of fiberglass for its light and utility poles.

  Marine Radio Antennas. The Company manufactures fiberglass radio antennas under the Shakespeare name in the United States for marine and citizen use and for military application. These products are sold primarily in the United States. The Company also distributes marine radios and other marine electronics under the Shakespeare name which are manufactured in Asia to the Company's specifications. These antennas, radios and other marine electronics are sold by an in-house sales department and through independent sales representatives to specialty marine dealers.

  Coated and Laminated Paperboard Products. K2's Simplex business manufactures a wide range of coated and laminated paperboard products which include insulative sheathing marketed under the trademark Thermo-ply, container components for fiber drums and flexible packaging paperboard products. These products are manufactured in the United States and are sold to a large number of customers in the domestic residential and manufactured housing, container and industrial packaging industries, and in the case of Thermo-ply, to the Japanese residential housing industry. The Company also operates a paper recycling mill which produces chip paperboard primarily used in the manufacture of Thermo-ply and secondarily sold to others in nonconstruction related markets. The Company has recently introduced Studio Board which is used in set construction for the entertainment industry. Studio Board is made from 85% recycled material and is also recyclable itself.

  Protective Building Wrap. The Company manufactures and sells protective building wrap in the United States under the names R-Wrap and Barricade to the domestic residential and manufacturing housing industries. These products are generally sold through distributors to home builders.

  Synthetic Commercial Building Coatings. The Company manufactures and sells synthetic commercial building coatings in the United States under the name Finestone to the domestic commercial construction industry. These products are marketed primarily to architects and builders.

COMPETITION

  The Company's competition varies among its business lines. The sporting goods and recreational products markets are generally highly competitive, with competition mainly centering on product innovation, performance, styling, price, marketing and delivery. Competition in these products (other than snowboards and active apparel) consists of a relatively small number of large producers, some of whom have greater financial and other resources than the Company. A large number of companies compete in snowboards and active apparel. While the Company believes that its well-recognized brand names, established distribution networks and reputation for developing and introducing innovative products have been key factors in the successful introduction of its sporting goods products, there are no significant technological or capital barriers to entry into the markets for many sporting goods and recreational products. These markets face competition from other leisure activities, and sales of leisure products are affected by changes in consumer tastes, which are difficult to predict.

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

FOREIGN SOURCING AND RAW MATERIALS

  The Company has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. A major portion of the Company's fishing rods, including its Ugly Stik models, and reels and certain in-line skates and components are currently manufactured in the People's Republic of China which trades with the United States under a Most Favored Nation ("MFN") trade status. While the Company believes that alternative sources for these products produced in China could be found, maintaining its existing costs of such products will depend on China's continuing to be treated under MFN tariff rates, which the United States from time to time has threatened to rescind. In 1996, the United States again threatened trade sanctions against certain products made in China, including fishing rods, although no sanctions were imposed.

  The Company has not experienced any substantial difficulty in obtaining raw materials for its industrial products segment, although the cost of recycled corrugated scrap paper, a raw material used in the production of the Company's insulative sheathing, has fluctuated significantly over the past two years. The variation in cost has had a significant impact on the cost of the products of the insulative sheathing line. While the Company has been able to adjust its insulative sheathing prices to offset the cost of this raw material, no assurances can be given of the Company's continued ability to do so. The Company has recently expanded its recycling capabilities to lessen its reliance on recycled corrugated scrap paper.

SEASONALITY AND CYCLICALITY; BACKLOG

  Sales of the Company's sporting goods are generally highly seasonal and in many instances are dependent on weather conditions. The Company's industrial products are mildly seasonal. This seasonality causes the Company's financial results to vary from quarter to quarter, and the Company's sales and earnings are usually weakest in the first quarter. In addition, the nature of the Company's ski, snowboard and in-line skate businesses requires it to make relatively large investments in inventory in anticipation of selling seasons for these products, which, in the case of skis and snowboards, runs from August through December, and in the case of in-line skates, runs primarily from February through July. Relatively large investments in receivables are consequently made during and shortly after such seasons. The rapid delivery requirements of the Company's customers for its sporting goods products and active apparel also result in investment in significant amounts of inventory. The Company believes that another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products' retail seasons.

  Sales of sporting goods depend to a large extent on general economic conditions including the amount of discretionary income available for leisure activities and consumer confidence. Sales of the Company's industrial products are dependent to varying degrees upon economic conditions in the domestic housing, container and paper industries.

  As a result of the nature of many of the Company's businesses, backlog is generally not significant except for the in-line skate business. The backlog of in-line skate sales as of February 28, 1997 and 1996 was approximately $61.3 million and $20.8 million, respectively. Management believes that the current backlog demonstrates strong demand for its in-line skates. The backlog may be subject to cancellation or other adjustments and is not necessarily indicative of future sales.

CUSTOMERS

  The Company believes that its customer relationships are excellent, and no one customer of the Company accounted for ten percent or more of its consolidated annual net sales or 5% of its operating income in 1996 or 1995.

RESEARCH AND DEVELOPMENT

  Consistent with the Company's business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, the Company maintains decentralized research and development departments at several of its manufacturing centers which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totalling approximately $9.8 million in 1996, $7.1 million in 1995 and $6.3 million in 1994 were expensed as part of general and administrative expenses in the year incurred.

ENVIRONMENTAL FACTORS

  The Company is one of several potentially responsible parties ("PRP") named in an Environmental Protection Agency matter involving discharge of hazardous materials at an old waste site in South Carolina. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the cleanup of these sites is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company.

  Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1996 and 1995, reserves of approximately $882,000 were provided, with no provision for expected insurance recovery.

EMPLOYEES

  The Company had approximately 4,000 and 4,600 employees at December 31, 1996 and 1995, respectively. The Company believes that its relations with employees generally have been good. The decline was generally due to consolidation of certain foreign and domestic manufacturing plants.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

  While product innovation is a highly important factor in the Company's sporting goods and other recreational products segments and many of the Company's innovations have been patented, the Company does not believe that the loss of any one patent would have a material effect on it. Certain of its brand names, such as K2, Olin, Shakespeare, Ugly Stik, Stearns, Girvin, ProFlex, Hilton, Dana Design and K2 Outdoor are believed by the Company to be well recognized by consumers and therefore important in the sales of these products. Registered and other trademarks and tradenames of Company products are italicized in this Form 10-K.

ITEM 2. PROPERTIES

  The table below provides information with respect to the principal production and distribution facilities utilized by the Company for continuing operations as of December 31, 1996.

                                           OWNED FACILITIES  LEASED FACILITIES
                                           ----------------- -----------------
                               TYPE OF      NO. OF   SQUARE   NO. OF   SQUARE
         LOCATION              FACILITY    LOCATIONS FOOTAGE LOCATIONS FOOTAGE
         --------              --------    --------- ------- --------- -------
SPORTING GOODS AND OTHER
 RECREATIONAL PRODUCTS
  Alabama.................. Distribution
                            and production      1    170,000      1     15,000
  California............... Distribution
                            and production                        1     10,000
  Illinois................. Distribution                          1     85,000
  Minnesota................ Distribution
                            and production      2    302,000      5    208,000
  Montana.................. Distribution
                            and production                        4     17,000
  North Carolina........... Distribution                          1      7,000
  Rhode Island............. Distribution
                            and production                        1     55,000
  South Carolina........... Distribution
                            and production      1    100,000
  Washington............... Distribution
                            and production      1    160,000      2     67,000
  Foreign.................. Distribution
                            and production      3     68,000      9    125,000
                                              ---    -------    ---    -------
                                                8    800,000     25    589,000
                                              ===    =======    ===    =======
INDUSTRIAL PRODUCTS
  Florida.................. Production          2     77,000
  Michigan................. Production          2    298,000
  South Carolina........... Distribution
                            and production      2    515,000
                                              ---    -------
                                                6    890,000
                                              ===    =======

  The corporate headquarters of the Company is located in 15,000 square feet of leased office space in Los Angeles, California. The terms of the Company's leases range from one to eight years, and many are renewable for additional periods. The termination of any lease expiring during 1997 or 1998 would not have a material adverse effect on the Company's continuing operations.

  The Company believes that, in general, its plants and equipment are adequately maintained, in good operating condition and are adequate for the Company's present needs. The Company regularly upgrades and modernizes its facilities and equipment and expands its facilities to meet production and distribution requirements.

ITEM 3. LEGAL PROCEEDINGS

  Certain of the Company's products are used in relatively high-risk recreational settings and from time to time the Company is named as a defendant in lawsuits asserting product liability claims relating to its sporting goods products. To date none of these lawsuits has had a material effect on the Company, and the Company does not believe that any lawsuit now pending could reasonably be expected to have such an effect. The Company maintains product liability, general liability and excess liability insurance coverages. No assurances can be given that such insurance will continue to be available at an acceptable cost to the Company or that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

  On December 5, 1995, two of the directors of the Company, Robert T. Anthony and Abraham L. Gray, and Mr. Anthony's mother, acting as stockholders of the Company, filed a complaint in the California Superior Court for Los Angeles County (No. BC 140251) entitled Marilyn Anthony, Robert T. Anthony and Abraham
L. Gray vs. John B. Simon, Hugh V. Hunter, Anthony Industries, Inc. and Does 1 through 100. The complaint purports to be a derivative complaint brought on behalf of the Company and arises out of the negotiation and approval of a retirement agreement in November 1995 between the Company and B.I. Forester, then the Company's Chairman of the Board and Chief Executive Officer. Under the agreement, Mr. Forester stepped down as Chief Executive Officer two years prior to the expiration of his employment contract, allowing for an orderly and timely management succession, and agreed to continue as the Company's Chairman of the Board and provide consulting services to the Company. To avert a deadlock on the Board, without the necessity of Mr. Forester voting on his own retirement agreement, the retirement agreement was approved by the Executive Committee, with Mr. Forester abstaining. The two members of the Executive Committee, in addition to Mr. Forester, are Messrs. Hunter and Simon. At a meeting of the full Board of Directors held the same day, the full Board, including Mr. Forester, voted to approve the actions of the Executive Committee, by vote of five to four. Those in favor were Messrs. Forester, Hunter, Offermans, Rodstein and Simon. Those opposed were Messrs. Anthony, Goldberg, Gray and Weiner. The complaint seeks recovery of damages from the two defendant directors of not less than $10 million allegedly suffered by the Company as a result of the Executive Committee's approval of the Forester retirement agreement. The complaint alleges that the agreement is unfair to the Company and that the defendants breached their duties of loyalty; acted in bad faith; engaged in intentional misconduct; and engaged in a knowing violation of law in approving the agreement. In the opinion of management of the Company, the allegations of the complaint are without merit.

  The plaintiffs have conducted substantial discovery in the case, but have not completed such discovery; and except for certain requests for document production the defendants have not yet begun discovery. No trial date has been set in the action.

  On September 11, 1996, the Board of Directors appointed a Special Committee and delegated to it various matters including the task of evaluating whether continuance of the lawsuit is in the best interests of the Company. The Special committee is comprised of three outside independent directors who were not on the Board when the challenged activities occurred.

  On February 18, 1997, the Special Committee, after interviewing 23 witnesses and reviewing over 55,000 pages of documents (directly or through counsel), issued its report. The report concluded that the litigation is meritless and the continuation of the lawsuit is not in the best interests of the Company and instructed the Company to seek its dismissal. Thereupon, the Company requested that Mr. Gray and Mr. Anthony and his mother dismiss the lawsuit. When they did not do so, on March 4, 1997, the Company filed a motion for summary judgment seeking dismissal of the case. The motion is currently pending.

  The Company is one of several potentially responsible parties ("PRP") named in an Environmental Protection Agency matter involving discharge of hazardous materials at an old waste site in South Carolina. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the cleanup of these sites is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company.

  Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1996 and 1995, reserves of approximately $882,000 were provided, with no provision for expected insurance recovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

        NAME                                  POSITION                         AGE
        ----                                  --------                         ---
Richard M. Rodstein   President and Chief Executive Officer                    42
Robert E. Doyle       Senior Vice President; President of Simplex Products     50
John J. Rangel        Senior Vice President--Finance                           43
Tony H. Chow          Vice President and Director of Taxes                     49
David G. Cook         Vice President; President of Stearns                     59
Timothy C. Cronin     Vice President; President of Hilton Active Apparel       46
Woodrow P. Greene     Vice President--Quality and Process Improvement          52
David H. Herzberg     Vice President; President of Shakespeare Monofilament    54
J. Wayne Merck        Vice President; President of Shakespeare Electronics and
                      Fiberglass                                               37
Harry Miller          Vice President                                           38
James A. Vandergrift  Vice President                                           46
Susan E. McConnell    Secretary                                                53

  Mr. Rodstein has been President of the Company for more than the past five years and Chief Executive Officer since January 1, 1996.

  Mr. Doyle has been a Senior Vice President of the Company and president of Simplex Products for more than the past five years.

  Mr. Rangel, a CPA, has been Senior Vice President-Finance of the Company for more than the past five years.

  Mr. Chow has been a Vice President of the Company for more than the past five years.

  Mr. Cook has been a Vice President of the Company and president of Stearns for more than the past five years.

  Mr. Cronin has been a Vice President of the Company since January 1, 1996 and president of Hilton Active Apparel since November 1996. Mr. Cronin was Executive Vice President of Hilton Active Apparel from October 1992 to December 1995. From February to October 1992 Mr. Cronin was a design and sourcing executive with Odyssey International Ltd.

  Mr. Greene has been Vice President-Quality and Process Improvement of the Company since January 1, 1993. From June 1995 to June 1996 Mr. Greene was president of Shakespeare Electronics and Fiberglass, and for more than one year prior to 1993 he was Director of Quality and Process Improvement of the Company.

  Mr. Herzberg has been a Vice President of the Company and president of Shakespeare Monofilament for more than the past five years.

  Mr. Merck has been a Vice President of the Company since January 1, 1996 and president of Shakespeare Electronics and Fiberglass since June 1996. Mr. Merck was president of the Company's former Anthony Pools business from February 1994 to June 1996, manager of quality and process improvement of the Company from August 1992 to February 1994, and director of manufacturing of Shakespeare Electronics and Fiberglass for one year previous to that.

  Mr. Miller has been a Vice President of the Company since January 1, 1996. From June 1992 to December 1995 Mr. Miller was director of business development of the Company, and for more than one year previous to that he was a vice president of Omega Corporation.

  Mr. Vandergrift has been a Vice President of the Company since January 1, 1996 and vice president of product development of K-2 Corporation for more than the past five years.

  Mrs. McConnell, a California attorney, has been Secretary of the Company for more than the past five years.

  Officers of the Company are elected for one year by the directors at their first meeting after the annual meeting of shareholders and hold office until their successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
    MATTERS

PRINCIPAL MARKETS

  The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KTO." At March 14, 1997 there were 1,747 holders of record of Common Stock of the Company.

COMMON STOCK PRICES AND DIVIDENDS

  The following table sets forth, for the quarters indicated, the reported high, low and closing sales prices of the Company's Common Stock, as reported by the New York Stock Exchange during the Company's two most recent fiscal years:

                                                                       DIVIDENDS
                                                     STOCK PRICES      PER SHARE
                                                ---------------------- ---------
                                                 HIGH   LOW    CLOSE     CASH
                                                ------ ------ -------- ---------
   1996
     Fourth.................................... 27 1/2 21 1/4 27 1/2     $.11
     Third..................................... 27 1/4 23 3/8 26 1/8      .11
     Second.................................... 30 1/8 23 7/8 27 1/8      .11
     First..................................... 26 7/8 20 3/8 26 1/2      .11
   1995
     Fourth.................................... 23 1/4 16 7/8 23         $.11
     Third..................................... 20 5/8 18 1/8 18 15/16    .11
     Second.................................... 18 1/2 15 1/4 18 1/2      .11
     First..................................... 16 7/8 15 1/8 16 1/4      .11

DIVIDENDS

  The Company has paid a cash dividend on the Common Stock since 1978. The timing and amounts of dividends depend on, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. The Company is subject to credit agreements which limit its ability to pay cash dividends. As of December 31, 1996, $12.2 million of retained earnings were free of such restrictions. See
Note 5 of Notes to Consolidated Financial Statements for further description of the Company's credit facilities.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

Harris Trust Company of California
601 South Figueroa Street, Suite 4900
Los Angeles, California 90017

ITEM 6. SELECTED FINANCIAL DATA

                                         YEAR ENDED DECEMBER 31
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
INCOME STATEMENT DATA:
  Net sales.................. $602,734  $544,268  $434,995  $373,712  $341,545
  Cost of products sold......  432,775   400,840   319,021   276,759   249,707
                              --------  --------  --------  --------  --------
  Gross profit...............  169,959   143,428   115,974    96,953    91,838
  Selling expenses...........   73,844    61,256    49,575    41,519    40,802
  General and administrative
   expenses..................   51,759    45,086    38,713    31,759    28,428
                              --------  --------  --------  --------  --------
  Operating income...........   44,356    37,086    27,686    23,675    22,608
  Interest expense...........    9,294     9,916     7,481     5,759     6,687
  Other income, net..........   (1,480)   (1,449)   (1,239)     (903)     (872)
                              --------  --------  --------  --------  --------
  Income before provision for
   income taxes..............   36,542    28,619    21,444    18,819    16,793
  Provision for income taxes.   11,325     8,820     7,690     6,455     5,730
                              --------  --------  --------  --------  --------
  Income from continuing
   operations................   25,217    19,799    13,754    12,364    11,063
  Discontinued operations,
   net of taxes(a)...........             (4,920)     (721)   (1,243)   (2,542)
                              --------  --------  --------  --------  --------
  Net Income................. $ 25,217  $ 14,879  $ 13,033  $ 11,121  $  8,521
                              ========  ========  ========  ========  ========
  Per share data:
    Continuing operations.... $   1.51  $   1.37  $   1.15  $   1.05  $    .95
    Discontinued
     operations(a)...........               (.34)     (.06)     (.11)     (.22)
                              --------  --------  --------  --------  --------
    Net income............... $   1.51  $   1.03  $   1.09  $    .94  $    .73
                              ========  ========  ========  ========  ========
  Dividends:
    Cash--per share.......... $    .44  $    .44  $   .425  $   .405  $   .385
    Stock....................                            5%        5%        5%
  Weighted average shares
   outstanding...............   16,734    14,498    11,919    11,798    11,635
BALANCE SHEET DATA:
  Total current assets....... $274,409  $300,455  $226,474  $181,790  $163,729
  Total assets...............  367,831   384,423   301,536   254,093   232,507
  Total current liabilities..   74,250   120,533    79,724    66,790    69,402
  Long-term debt.............   89,096    75,071   109,921    87,271    68,525
  Shareholders' equity.......  188,988   175,816    98,996    88,656    83,598
MARGINS:
  Gross profit...............     28.2%     26.4%     26.7%     25.9%     26.9%
  Operating profit...........      7.4%      6.8%      6.4%      6.3%      6.6%

--------
(a) See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  K2 Inc. is a leading designer, manufacturer and marketer of brand name sporting goods and other recreational products, which represents $407.3 million, or 68% of the Company's 1996 consolidated net sales. The Company is also a supplier of selected industrial products, which had sales of $195.4 million in 1996.

  The Company maintains its books using a 52/53-week year ending on the last Sunday of December. The years ended December 31, 1996 and 1994 consisted of 52 weeks. The year ended in 1995 consisted of 53 weeks. The Company believes that the impact on the financial statements of the additional week in 1995 was not significant.

  In October 1995, the Company signed a letter of intent to sell the assets and business of its swimming pool and motorized pool cover business (the "Division"). As a result, the Company reclassified the Division as discontinued operations in 1995 and 1994. On March 5, 1996, the Company completed the sale of substantially all of the assets of the Division to General Aquatics, Inc. (see Note 2 of Notes to Consolidated Financial Statements). Following the sale in 1996, the Company changed its name to K2 Inc. The discussion which follows focuses on the continuing operations of the Company.

REVIEW OF OPERATIONS: COMPARISON OF 1996 TO 1995

  Net sales from continuing operations increased 10.7% to $602.7 million compared to $544.3 million in 1995. Income from continuing operations grew 27.3% to $25.2 million from $19.8 million in 1995. Earnings per share from continuing operations, reflecting the completion on June 1, 1995 of the Company's public offering of 4.6 million shares, was $1.51 per share, as compared with $1.37 per share a year ago. Net income totaled $25.2 million, or $1.51 per share, as compared to $14.9 million, or $1.03 per share in 1995, which included a loss of $4.9 million related to the disposition of the Division.

  Net Sales. In the sporting goods and other recreational products group, net sales increased 16.6% to $407.3 million compared to $349.4 million in 1995. While the increase was broad based, the largest share was attributable to the growth of K2 in-line skates, primarily in the European and domestic markets, and to K2 snowboards, bindings and original equipment manufacturer snowboard sales. The improvement in domestic sales of Shakespeare fishing tackle products benefited from a one-year promotional program entered into earlier in the year. Stearns wetsuits, rainwear and other new products as well as Hilton's apparel sales to the ad specialty market also contributed to the improvement. Partially offsetting these gains were lower sales of full-suspension mountain bikes due to increased competition and softness in the mountain bike market.

  In the industrial products group, net sales increased modestly to $195.4 million compared to $194.9 million in 1995. Improved sales were reported by the Shakespeare monofilament business through new product introductions. Offsetting the sales increase was a decline in Thermo-ply insulative sheathing and paperboard product sales due to increased competition, adverse weather conditions and a reduction in selling prices. Sales of fiberglass light and utility poles were comparable to the prior year as utilities reevaluated all their pole programs in light of the deregulation of the utility industry.

  Gross Profit. Gross profit advanced 18.5% to $170.0 million, or 28.2% of net sales, compared to $143.4 million, or 26.3% of net sales, in 1995. The improvement in gross profit as a percentage of net sales resulted from the sales mix which included a larger proportion of higher margin products and gains in efficiency, particularly at K2 and Stearns. Volume related gains from K2 in-line skates as well as the return to more normal costs of recycled corrugated scrap paper as compared with the prior year also contributed to the increase. The improvement in gross profit was partially diminished by higher costs incurred to manufacture active apparel and backpacks and lower prices on sales of full-suspension mountain bikes.

  Costs and Expenses. Selling expenses increased 20.4% to $73.8 million compared to $61.3 million in 1995. The increase was volume driven, especially by new products in the in-line skate, mountain bike, snowboard, ski and backpack businesses. Higher expenses were also incurred to further promote these products and support them in the market place.

  General and administrative expenses increased 14.9% to $51.8 million compared to $45.1 million in 1995, although as a percentage of net sales they were comparable to the prior year. The dollar increase is attributable to spending on new product development, investment in systems and personnel in various divisions to support growth and the inclusion of acquired product lines.

  Operating Income. Operating income increased by 19.7% to $44.4 million, or 7.4% of net sales, compared to $37.1 million, or 6.8% of net sales, in 1995. The percentage increase is due to the higher gross profit percentage partially offset by slightly higher selling expenses as a percentage of net sales.

  Interest Expense. Interest expense declined by a net amount of $.6 million in 1996. Lower interest rates which resulted in a decrease of $1.0 million, were offset by an increase of $.4 million due to higher average borrowings to support the growth of several product lines.

  Other Income. Other income of $1.5 million includes certain royalty, interest and other miscellaneous income, of which $1.2 million is reported as a component of segment operating profit.

  Income Taxes. The income tax rate for 1996 remained comparable to 1995 as a result of the continuation of the utilization of prior years' foreign net losses in the current period.

  Segment Information. Total segment operating profit (before interest, corporate expenses and taxes) increased 16.7% to $52.4 million compared to $44.9 million in 1995. In the sporting goods products group, operating profit rose 18.6% to $31.9 million in 1996 compared to $26.9 million in 1995. The increase was fueled by sales-related gains of in-line skates, improved margin on new skis and from higher sales and lower costs of Stearns new water products. The worldwide fishing tackle business, reflecting the impact of the one-year promotional program also contributed to the improvement. Partially offsetting these profit gains was a loss in the full-suspension mountain bike business reflecting increased competition and softness in the worldwide mountain bike market. In the industrial products group, operating profits increased 13.9% to $20.5 million in 1996 compared to $18.0 million in 1995. The improvement was mainly due to sales-related gains at the Shakespeare Monofilament business and increased cost efficiencies at the Shakespeare Electronics and Fiberglass and Simplex businesses. For additional information regarding the segment information, see Note 12 of Notes to Consolidated Financial Statements.

REVIEW OF OPERATIONS: COMPARISON OF 1995 TO 1994

  Net sales from continuing operations increased 25.1% to $544.3 million in 1995 compared to $435.0 in 1994. Income from continuing operations rose 44.0% to $19.8 million from $13.8 million in 1994. Earnings per share from continuing operations, reflecting the completion on June 1, 1995 of the Company's public offering of 4.6 million shares, advanced to $1.37 per share in 1995, as compared with $1.15 per share in 1994. Net income for 1995 was $14.9 million, or $1.03 per share as compared to $13.0 million or $1.09 per share in 1994.

  Net Sales. In the sporting goods and other recreational products group, net sales increased 32.0% to $349.4 million in 1995 compared to $264.7 million in 1994. The increase in sales was widespread and was led by the rapid growth of K2 Exotech in-line skates in both the international and domestic markets, increased demand worldwide for K2 snowboards and step-in bindings and strong shipments of Shakespeare's new Ugly Stik Lite fishing rod, together with other new reels and kits and combos. New models of Stearns wetsuits, towables and flotation vests also contributed significantly to the overall sales growth. Sales of ProFlex full-suspension mountain bikes increased more than 75 % due to market demand for the new frame design in the U.S. and Europe and expansion of its domestic dealer and international distributor base. Hilton's new active apparel styles, the growth of its Charles Bastion golf shirt line and the inclusion of the Dana Design business, which was acquired in early 1995, also contributed to the sales growth for the year.

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

  Gross profit. Gross profit rose 23.7% to $143.4 million, or 26.3% of net sales, in 1995 as compared to $116.0 million, or 26.7% of net sales, in 1994. The decline of gross profit as a percentage of net sales was primarily attributable to the cost of increasing the production capacity of the rapidly growing line of Shakespeare fiberglass light, distribution and transmission poles and from certain raw material cost increases. The gross profit was adversely affected by the dramatic increase in the cost of recycled corrugated scrap paper, which was subsequently offset by corresponding price increases in the latter part of the year. Higher sales of lower margin international shipments, introductory price point flotation vests and active apparel was offset by the profit impact of greater skate, snowboard and mountain bike sales.

  Costs and Expenses. Selling expenses increased 23.6% to $61.3 million in 1995 compared to $49.6 million in 1994. However, as a percentage of net sales, selling expenses were consistent from year to year. The dollar increase was primarily due to new product growth of in-line skates, snowboards, full-suspension mountain bikes and fiberglass light poles and the inclusion of the recently acquired backpack businesses.

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

  Operating Income. Operating income improved by 34.0% to $37.1 million, or 6.8% of net sales, in 1995 compared to $27.7 million, or 6.4% of net sales, in 1994. The percentage increase was due to lower selling, general and administrative expenses as a percentage of net sales, which was partially offset by the reduction in gross profit margin percentage.

  Interest Expense. Interest expense rose $2.4 million in 1995 compared to 1994. Higher average borrowings of $13.9 million, net of proceeds from the Company's secondary public offering, were incurred to support the growth of several product lines and accounted for $1.1 million of additional interest, while $1.3 million reflected higher rates.

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

  Segment information. Total segment operating profit (before interest, corporate expenses and taxes) increased 32.8% to $44.9 million in 1995 compared to $33.8 million in 1994. The sporting goods and other recreational products group, reported operating profit of $26.9 million in 1995, up 57.3% from $17.1 million in 1994. Gains from higher sales of snowboards and in-line skates fueled the increase. The continued strength of sales of new fishing rods, reels and kits and combos along with higher sales from Stearns also provided earnings gains. Partially offsetting these gains were lower profitability of the active apparel business. Mountain bike sales contributed to the profit increase as the Company's sales growth exceeded the growth of its expenses. The industrial products group's segment operating profit increased 7.8% to $18.0 million in 1995 from $16.7 million in 1994. The increase was attributable to the increased volume and cost efficiencies of the Shakespeare Monofilament and Simplex businesses. For additional segment information see Note 12 of Notes to Consolidated Financial Statements.

LIQUIDITY AND SOURCES OF CAPITAL

  The Company's continuing operations provided $19.7 million of cash in 1996 as contrasted with $36.3 million of cash used in 1995. The $56.0 million net improvement reflects increased earnings, improved accounts receivable and inventory management and the absence of a need for a proportional increase in working capital to support the significant growth in new product sales. The disposition of the Division did not have a significant impact on the liquidity and cash flows of the Company in 1996, 1995 or 1994.

  Net cash used in investing activities increased to $22.5 million from $19.7 million in 1995. The increase was attributable to expenditures to increase manufacturing capacity in the recreational products group and to improve manufacturing efficiencies, principally in the industrial products group. The acquisition of Basic Designs also required a moderate use of cash. No material commitments for capital expenditures existed at year end.

  During 1996, the Company entered into a new $75 million Credit Line ("Credit Line") as its principal long-term facility, which becomes due on May 20, 2001 and a $50 million accounts receivable purchase facility ("Purchase Facility"). The proceeds of the Credit Line and Purchase Facility were used to repay the amounts outstanding under a $40 million 364-day unsecured revolving credit line and an $85 million long-term revolving credit line, which have been terminated. At December 31, 1996, $54.5 million was outstanding under the Credit Line and $46.7 million of accounts receivable had been sold under the Purchase Facility. Under the Credit Line, the Company is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of December 31, 1996, $12.2 million of retained earnings were free of such restrictions. The Company also has $35.6 million of 8.39% unsecured senior notes due through 2004, payable in eight equal principal payments. The notes are subject to agreements which are generally less restrictive than the long-term borrowing facilities. Additionally, the Company had several foreign and domestic short-term lines of credit available totaling $42.4 million, of which $7.3 million was outstanding at December 31, 1996. For further information regarding the Company's borrowings, see Note 5 of Notes to Consolidated Financial Statements.

  On June 1, 1995, the Company completed a secondary public offering of 4.6 million shares of its common stock, resulting in net proceeds of $67.2 million. For further information regarding the stock offering see Note 11 of Notes to Consolidated Financial Statements.

  The Company anticipates its cash needs in 1997 will be provided from operations and from borrowings principally under its Credit Line and Purchase Facility and other existing credit lines.

ENVIRONMENTAL MATTERS

  The Company is one of several named potentially responsible parties ("PRP") in an Environmental Protection Agency matter involving discharge of hazardous materials at an old waste site in South Carolina. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the cleanup of these sites is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company.

  Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1996 and 1995, reserves of $882,000 were provided with no provision for expected insurance recovery.

  The ultimate outcome of this matter cannot be predicted with certainty, however. Taking into consideration reserves provided, management currently does not believe this matter will have a material adverse effect on the Company's financial conditions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which requires that impaired assets or assets to be disposed of be accounted for at the lower of the carrying amount or fair value of the assets less costs of disposal. The adoption of the new standard did not have a material effect on the Company's financial statements.

  In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. Companies have the option of recognizing compensation expense for virtually all stock-based compensation arrangements based upon the fair value of the option at the grant date, or alternatively, continuing to recognize compensation expense based on the excess of the quoted market price over the option price on the measurement date in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based awards in accordance with APB No. 25. It was determined that the effect of applying SFAS No 123's fair value method to the Company's stock-based award method is not materially different from amounts reported in accordance with APB No. 25.

IMPACT OF INFLATION AND CHANGING PRICES

  The inflation rate, as measured by the Consumer Price Index, has been relatively low in the last few years, and therefore pricing decisions by the Company have largely been influenced by competitive market conditions. During 1995, however, the cost of recycled corrugated scrap paper dramatically increased, particularly in the first half of the year, resulting in price increases of Thermo-ply insulative sheathing. In 1996, the cost returned to a more normal level. The Company uses the LIFO method of inventory pricing for 30% of its inventories, which results in the most recent costs of LIFO-priced inventory being reflected in the income statement. From a practical standpoint, current costs of the Company's inventories priced on a FIFO basis are also reflected in the income statement because of the relatively high turnover of these inventories.

  Depreciation expense is based on the historical cost to the Company of its fixed assets and therefore is considerably less than it would be if it were based on current replacement cost. While buildings, machinery and equipment acquired in prior years will ultimately have to be replaced at significantly higher prices, it is expected that this will be a gradual process over many years.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

  This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding consolidation in the snowboarding industry and the competitive advantage provided by the Company's manufacturing capability; statements regarding growth in the full-suspension bike segment of the mountain bike market; statements regarding the Company's ability to raise insulated sheathing product prices to offset raw material cost increases; statements regarding the seasonality of the Company's business; statements regarding expected remediation and other costs relating to an environmental condition; statements regarding the merits and effect of pending lawsuits on the Company; and statements regarding the consistency of the Company's industrial products segment's earnings and cash flow. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: demand for snowboard products and the availability of third party snowboard manufacturing capacity; increased competition in the snowboard market; changes in consumer tastes and new product development in the mountain bike industry; the availability and pricing of competing insulative sheathing materials; changes in historical seasonal buying patterns, including changes caused by climatic conditions, such as a lack of snow in the winter months or adverse weather conditions during the summer months; changing environmental regulations and the various environmental factors discussed under "Business--Environmental Matters"; changes in demand for the Company's industrial products; significant changes in the cost of key raw materials used in the Company's industrial products; increased competition in the markets in which the Company sells its industrial products; and general economic conditions. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    K2 INC.

                       STATEMENTS OF CONSOLIDATED INCOME

                                                     YEAR ENDED DECEMBER 31
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                   (IN THOUSANDS, EXCEPT PER
                                                         SHARE FIGURES)
Net sales......................................... $602,734  $544,268  $434,995
Cost of products sold.............................  432,775   400,840   319,021
                                                   --------  --------  --------
  Gross profit....................................  169,959   143,428   115,974
Selling expenses..................................   73,844    61,256    49,575
General and administrative expenses...............   51,759    45,086    38,713
                                                   --------  --------  --------
  Operating income................................   44,356    37,086    27,686
Interest expense..................................    9,294     9,916     7,481
Other income, net.................................   (1,480)   (1,449)   (1,239)
                                                   --------  --------  --------
  Income before provision for income taxes........   36,542    28,619    21,444
Provision for income taxes........................   11,325     8,820     7,690
                                                   --------  --------  --------
  Income from continuing operations...............   25,217    19,799    13,754
Discontinued operations:
  Loss from operations, net of taxes..............               (664)     (721)
  Loss on disposal, net of taxes..................             (4,256)
                                                   --------  --------  --------
                                                               (4,920)     (721)
                                                   --------  --------  --------
  Net Income...................................... $ 25,217  $ 14,879  $ 13,033
                                                   ========  ========  ========
Per share data:
  Continuing operations........................... $   1.51  $   1.37  $   1.15
  Discontinued operations.........................               (.34)     (.06)
                                                   --------  --------  --------
  Net Income...................................... $   1.51  $   1.03  $   1.09
                                                   ========  ========  ========

                See notes to consolidated financial statements.

                                    K2 INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................ $ 10,860  $  7,357
  Accounts receivable, net.................................   94,079   140,202
  Inventories, net.........................................  155,376   140,679
  Deferred taxes...........................................    8,195     6,683
  Prepaid expenses and other current assets................    5,899     5,534
                                                            --------  --------
    Total current assets...................................  274,409   300,455
PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements...............................    2,629     1,704
  Buildings and leasehold improvements.....................   30,303    28,963
  Machinery and equipment..................................  115,190   103,434
  Construction in progress.................................    9,249     5,605
                                                            --------  --------
                                                             157,371   139,706
  Less allowance for depreciation and amortization.........   89,848    82,599
                                                            --------  --------
                                                              67,523    57,107
OTHER ASSETS
  Intangibles, principally goodwill, net...................   16,346    14,108
  Investments..............................................    6,408
  Net assets of discontinued operations....................              8,650
  Other....................................................    3,145     4,103
                                                            --------  --------
    Total Assets........................................... $367,831  $384,423
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank loans............................................... $  7,307  $ 50,219
  Accounts payable.........................................   26,639    27,985
  Accrued payroll and related..............................   20,410    21,443
  Other accruals...........................................   15,012    16,031
  Current portion of long-term debt........................    4,882     4,855
                                                            --------  --------
    Total current liabilities..............................   74,250   120,533
Long-term Debt.............................................   89,096    75,071
Deferred Taxes.............................................   15,497    13,003
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value, authorized 12,500,000
   shares, none issued
  Common Stock, $1 par value, authorized 40,000,000 shares,
   issued shares--
   17,131,662 in 1996 and 17,064,065 in 1995...............   17,132    17,064
  Additional paid-in capital...............................  131,627   130,995
  Retained earnings........................................   55,047    37,121
  Employee Stock Ownership Plan and stock option loans.....   (7,087)   (4,778)
  Treasury shares at cost, 575,928 in 1996 and 481,059
   shares in 1995..........................................   (6,719)   (4,189)
  Cumulative translation adjustments.......................   (1,012)     (397)
                                                            --------  --------
    Total Shareholders' Equity.............................  188,988   175,816
                                                            --------  --------
    Total Liabilities and Shareholders' Equity............. $367,831  $384,423
                                                            ========  ========

                See notes to consolidated financial statements.

                                    K2 INC.

                 STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                       FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                         --------------------------------------------------------------------------
                                                      EMPLOYEE-STOCK
                                 ADDITIONAL           OWNERSHIP PLAN TREASURY  CUMULATIVE
                         COMMON   PAID-IN   RETAINED    AND STOCK     SHARES   TRANSLATION
                          STOCK   CAPITAL   EARNINGS   OPTION LOANS  AT COST   ADJUSTMENTS  TOTAL
                         ------- ---------- --------  -------------- --------  ----------- --------
                                       (IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)
BALANCE AT JANUARY 1,
 1994                    $11,681  $ 56,863  $30,895      $(3,361)    $(3,993)    $(3,429)  $ 88,656
 Net income for the year
  1994..................                     13,033                                          13,033
 Exercise of stock
  options...............      78       764                  (575)                               267
 Cash dividends, $.425
  per share.............                     (5,010)                                         (5,010)
 Stock dividends, 5%
  plus cash in lieu of
  fractional shares.....     562     9,348   (9,924)                                            (14)
 Translation
  adjustments...........                                                           2,261      2,261
 Repurchase of shares
  and stock option loan
  repayments............       2        (2)                  303        (196)                   107
 Employee Stock
  Ownership Plan,
  amortization and
  partial loan
  repayment.............                                    (304)                              (304)
                         -------  --------  -------      -------     -------     -------   --------
BALANCE AT DECEMBER 31,
1994                      12,323    66,973   28,994       (3,937)     (4,189)     (1,168)    98,996
 Net income for the year
  1995..................                     14,879                                          14,879
 Exercise of stock
  options...............     141     1,388                (1,274)                               255
 Cash dividends, $.44
  per share.............                     (6,752)                                         (6,752)
 Translation
  adjustments...........                                                             771        771
 Stock option loan
  repayments............                                     336                                336
 Stock offering
  proceeds..............   4,600    62,634                                                   67,234
 Employee Stock
  Ownership Plan,
  amortization and
  partial loan
  repayment.............                                      97                                 97
                         -------  --------  -------      -------     -------     -------   --------
BALANCE AT DECEMBER 31,
1995                      17,064   130,995   37,121       (4,778)     (4,189)       (397)   175,816
 Net income for the year
  1996..................                     25,217                                          25,217
 Exercise of stock
  options...............      68       632                  (256)                               444
 Cash dividends, $.44
  per share.............                     (7,291)                                         (7,291)
 Translation
  adjustments...........                                                            (615)      (615)
 Repurchase of shares
  and stock option loan
  repayments............                                   2,443      (2,530)                   (87)
 Employee Stock
  Ownership Plan,
  amortization, loan and
  partial loan
  repayment.............                                  (4,496)                            (4,496)
                         -------  --------  -------      -------     -------     -------   --------
BALANCE AT DECEMBER 31,
1996                     $17,132  $131,627  $55,047      $(7,087)    $(6,719)    $(1,012)  $188,988
                         =======  ========  =======      =======     =======     =======   ========

                See notes to consolidated financial statements.

                                    K2 INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                    YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                          (THOUSANDS)
OPERATING ACTIVITIES
 Income from continuing operations............... $ 25,217  $ 19,799  $ 13,754
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation of property, plant and equipment..   10,093     9,510     7,298
  Amortization of intangibles....................    1,057       722       614
  Deferred taxes.................................      961     1,323       (17)
  Changes in operating assets and liabilities:
   Accounts receivable...........................       97   (30,569)  (20,759)
   Inventories...................................  (13,408)  (41,433)  (19,274)
   Prepaid expenses and other current assets.....     (339)   (1,610)   (1,275)
   Accounts payable..............................   (1,797)    1,446     1,918
   Payrolls and other accruals...................   (2,151)    4,554     2,770
                                                  --------  --------  --------
 Net cash provided by (used in) operating
  activities.....................................   19,730   (36,258)  (14,971)
INVESTING ACTIVITIES
 Property, plant and equipment expenditures......  (18,832)  (17,292)  (11,273)
 Disposals of property, plant and equipment......      153       101     1,468
 Purchases of businesses, net of cash acquired...   (3,315)   (2,159)
 Other items, net................................     (251)     (364)    1,459
                                                  --------  --------  --------
 Net cash used in investing activities...........  (22,245)  (19,714)   (8,346)
FINANCING ACTIVITIES
 Borrowings under long-term debt.................   54,500              22,582
 Payments of long-term debt......................  (40,448)  (33,623)   (3,738)
 Net (decrease) increase in short-term bank
  loans..........................................  (42,912)   31,878    12,053
 Proceeds from accounts receivable facility......   46,725
 Exercise of stock options.......................      444       255       267
 Dividends paid..................................   (7,291)   (6,752)   (5,010)
 Advance to ESOP.................................   (5,000)               (400)
 Net proceeds from stock offering................             67,234
                                                  --------  --------  --------
 Net cash provided by financing activities.......    6,018    58,992    25,754
                                                  --------  --------  --------
Net increase in cash and cash equivalents from
 continuing operations...........................    3,503     3,020     2,437
Cash used in discontinued operations.............             (3,363)     (597)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    3,503      (343)    1,840
Cash and cash equivalents at beginning of year...    7,357     7,700     5,860
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 10,860  $  7,357  $  7,700
                                                  ========  ========  ========

                See notes to consolidated financial statements.

                                    K2 INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Name Change

  On June 3, 1996, the Company changed its name from Anthony Industries, Inc. to K2 Inc.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Shakespeare Company, K-2 Corporation, Stearns Manufacturing Company, Girvin Inc. and Dana Design, Ltd. All significant intercompany accounts and transactions have been eliminated.

 Fiscal Periods

  The Company maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year-end is stated as December 31. The year ended December 31, 1996 and 1994 consisted of 52 weeks. The year ended in 1995 consisted of 53 weeks.

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

 Cash Equivalents

  Short-term investments (including any debt securities) that are part of the Company's cash management portfolio are classified as cash equivalents and are carried at amortized cost. These investments are highly liquid, are of limited credit risk and have original maturities of three months or less when purchased. The carrying amount of cash equivalents approximates market.

 Accounts Receivable and Allowances

  Accounts receivable are the result of the Company's worldwide sales activities. Although the Company's credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 1996, the Company's receivables from sporting goods retailers who sell skis, skates and snowboards amounted to 47% of total receivables. The Company performs periodic credit evaluations to manage its credit risk. Accounts receivable are net of allowances for doubtful accounts of $6,120,000 and $5,298,000 at December 31, 1996 and 1995, respectively.

                                    K2 INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined on the LIFO method with respect to approximately 30% and 45% of total inventories at December 31, 1996 and 1995, respectively. Cost was determined on the FIFO method for all other inventories.

 Property, Plant and Equipment

  Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets. Repairs and maintenance of $6,866,000, $7,270,000 and $6,020,000 in 1996, 1995 and 1994, respectively, were expensed as incurred.

 Intangibles

  Goodwill arising from acquisitions is amortized on a straight-line basis over a period of up to 40 years. Other intangibles are amortized on a straight-line basis over 3 to 15 years. Accumulated amortization of intangibles as of December 31, 1996 and 1995 amounted to $4,538,000 and $3,481,000 respectively. The Company periodically reviews intangibles for impairment of value.

 Investments

  Investments include a 5.6% subordinated note receivable from GAI with a face value of $6,178,000 and 100,000 shares of common stock of GAI with a carrying value of $1,500,000 which were received in connection with the sale of the Division (see Note 2). The note receivable, with a maturity date of March 1, 2001, was discounted by $1,270,000 to reflect a market rate of interest of 10% and will be amortized over the term of the note using the effective interest method.

 Advertising Costs

  Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 1996, 1995 and 1994 amounted to $14,723,000, $13,006,000 and $10,177,000, respectively.

 Research and Development

  Research and development costs are charged to expense as incurred. Research and development costs for the years ended December 31, 1996, 1995 and 1994 amounted to $9,831,000, $7,132,000 and $6,255,000, respectively.

 Income Taxes

  Income taxes are provided for based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires that income taxes be provided for using the liability method.

 Per Share Data

  Earnings per share were determined by dividing net income by the weighted average number of outstanding shares, including common stock equivalents, using the treasury stock method. Common stock equivalents include stock options. Primary earnings per share approximate earnings per share on a fully diluted basis.

                                    K2 INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Newly Issued Accounting Standards

  On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that impaired assets, or assets to be disposed of, be accounted for at the lower of the carrying amount or fair value of the assets less costs of disposal. The adoption of the new standard did not have a material effect on the Company's financial statements.

  The Company accounts for stock-based awards in accordance with Accounting Principles Board Opinion ("APB") No. 25, which recognizes compensation expense based on the excess of the quoted market price over the option price on the measurement date. In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. This statement encourages the recognition of compensation expense for virtually all stock-based compensation arrangements based upon the fair value of the option at the grant date, or alternatively, pro forma footnote disclosure had compensation expense been recognized based upon the fair value of the option at the grant date. The Company has determined that the effect of applying SFAS No. 123's fair value method to the Company's stock-based award method is not materially different from amounts reported in accordance with APB No. 25.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2--DISCONTINUED OPERATIONS

  On March 5, 1996 the Company completed the sale of the assets and business of its swimming pool and motorized pool cover business ("Division") to General Aquatics. Inc. As the result of the sale, the Company reclassified the accompanying prior years' financial statements to show the Division as a discontinued operation. Consideration included a subordinated note and approximately 9% of the outstanding shares of common stock of GAI, a privately owned company. In addition, the Company received warrants to purchase additional shares upon the occurrence of certain conditions. The exercise of the warrants may be funded through the surrender of the unpaid portion of the note. No value was given to the warrants. Additionally, GAI assumed certain liabilities of the Division. The face value of the note receivable was discounted to reflect a market rate at the date of issuance (10%) and the common stock was valued at estimated fair value.

  The loss on disposal of the discontinued operations, net of tax benefit of $3,218,000, included a provision for operating losses of $2,087,000 prior to disposal. The tax benefit is more than the benefit computed using statutory tax rates due to the realization of the benefit of deductions treated as permanent differences in prior years. Net assets of discontinued operations were segregated in the accompanying Consolidated Balance Sheets and consisted primarily of accounts receivable, inventories, fixed assets and goodwill offset by accounts payable, accrued payroll and related items and other accruals (excluding the reserve for the loss on disposal and operating losses prior to disposal). Net sales of $65,349,000 and $67,449,000 in the years ended December 31, 1995 and 1994, respectively, were excluded from consolidated net sales in the accompanying Consolidated Statements of Income.

NOTE 3--ACQUISITION OF BUSINESSES

  On July 23, 1996, the Company purchased the stock of Basic Designs, Inc., a designer and distributor of outdoor and marine products for sale primarily in the United States and Japan. The Company also purchased the assets of a small bicycle shock absorber manufacturer, which was integrated into the full-suspension mountain bike business. The combined purchase price of these acquisitions was $3.3 million, net of cash acquired.

                                    K2 INC.

NOTE 4--INVENTORIES

  Inventories consisted of the following at December 31:

                                                                1996     1995
                                                              -------- --------
                                                                 (THOUSANDS)
Finished goods............................................... $111,989 $ 97,193
Work in process..............................................   10,810    9,700
Raw materials................................................   37,041   38,668
                                                              -------- --------
Total at lower of FIFO cost or market (approximates current
 cost).......................................................  159,840  145,561
Less LIFO valuation reserve..................................    4,464    4,882
                                                              -------- --------
                                                              $155,376 $140,679
                                                              ======== ========

NOTE 5--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

  At December 31, 1996, the Company had available foreign and domestic short-term lines of credit totaling $42.4 million, of which $7.3 million was outstanding. The foreign subsidiaries' lines of credit generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries' local currencies. At December 31, 1996, interest rates on short-term lines of credit ranged from 7.0% to 9.7%. The weighted average interest rates on short-term lines of credit as of December 31, 1996 and 1995 were 9.5% and 6.8%, respectively.

  The principal components of long-term debt at December 31 were:

                                                                 1996    1995
                                                                ------- -------
                                                                  (THOUSANDS)
Notes payable due in eight equal annual principal installments through 2004 with semi-annual interest payable at 8.39%......  $35,556 $40,000
$75 million five-year unsecured bank revolving credit line due
 May 20, 2001, quarterly interest payments due at LIBOR plus
 3/10% to 5/8% and a commitment fee of 1/10% to 9/40% on the
 unused portion of the line through May 1997..................   54,500
$85 million bank revolving credit line replaced by the $75
 million revolving credit line described above................           35,500
Other debt....................................................    3,922   4,426
                                                                ------- -------
                                                                 93,978  79,926
Less--amounts due within one year.............................    4,882   4,855
                                                                ------- -------
                                                                $89,096 $75,071
                                                                ======= =======

  The principal amount of long-term debt maturing in each of the five years following 1996 is:

                                              (THOUSANDS)
                                              -----------
            1997.............................   $4,882
            1998.............................    4,912
            1999.............................    4,946
            2000.............................    4,982
            2001.............................   60,921

  Interest paid on short- and long-term debt for the years ended December 31, 1996, 1995 and 1994 was $9.3 million, $9.9 million and $7.5 million, respectively.

                                    K2 INC.

NOTE 5--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS--(CONTINUED)

  In May 1996, the Company entered into an agreement providing for a $75 million, five-year bank revolving credit line due May 2001. Interest rates on borrowings under the revolving line at December 31, 1996 ranged from 6.0% to 6.3%.

  In May 1996, the Company entered into an agreement to sell, with limited recourse, undivided participation interests in designated pools of accounts receivable for a period of up to five years, in an amount not to exceed $50 million at any time. At December 31, 1996, $46.7 million of receivables were sold under this arrangement.

  The borrowings under the $75 million credit line and the proceeds from the sale of accounts receivables facility were used to retire the $85 million credit line and a $40 million 364-day unsecured revolving short-term facility. The $75 million credit line and the accounts receivable arrangement, among other things, restrict amounts available for payment of cash dividends by the Company. As of December 31, 1996, $12.2 million of retained earnings were free of such restrictions.

  The Company had $18.3 million of letters of credit outstanding as of December 31, 1996, of which $6.5 million of standby letters of credit are a reduction of amounts available under the $75 million credit line.

  The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged, which approximate market rates. The fair value of the $35.6 million 8.39% notes payable, based on quoted market price, is $33.0 million as compared to a carrying amount of $35.6 million.

  The Company, including its foreign subsidiaries, enters into forward exchange contracts to hedge certain firm and anticipated sales and purchase commitments which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce the Company's risk to fluctuating exchange rates. At December 31, 1996, the Company had foreign exchange contracts with maturities of generally less than one year in the aggregate amount of $27.5 million, and with net unrealized gains of $1.2 million. The unrealized gains will be recognized in earnings when realized and when the underlying transaction occurs.

  The Company entered into a $20.0 million forward exchange contract to hedge its investment in a foreign subsidiary. An $.8 million unrealized gain is included in current liabilities offsetting the impact to the cumulative translation adjustment in shareholders' equity.

NOTE 6--INCOME TAXES

  Pretax income from continuing operations for the years ended December 31 was taxed under the following jurisdictions:

                                                          1996    1995    1994
                                                         ------- ------- -------
                                                               (THOUSANDS)
Domestic................................................ $29,402 $22,174 $16,353
Foreign.................................................   7,140   6,445   5,091
                                                         ------- ------- -------
                                                         $36,542 $28,619 $21,444
                                                         ======= ======= =======

                                    K2 INC.

NOTE 6--INCOME TAXES--(CONTINUED)

  Components of the income tax provision applicable to continuing operations for the three years ended December 31 are:

                                    1996             1995             1995
                              ---------------- ---------------- ----------------
                              CURRENT DEFERRED CURRENT DEFERRED CURRENT DEFERRED
                              ------- -------- ------- -------- ------- --------
                                                 (THOUSANDS)
Federal...................... $ 9,230   $190   $7,625   $(405)  $5,835   $(755)
State........................     665    (15)   1,310     (40)   1,915     (85)
Foreign......................     775    480      310      20      505     275
                              -------   ----   ------   -----   ------   -----
                              $10,670   $655   $9,245   $(425)  $8,255   $(565)
                              =======   ====   ======   =====   ======   =====

  The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

                                                               1996  1995  1994
                                                               ----  ----  ----
                                                                 (PERCENT)
Statutory federal income tax rate............................. 35.0  35.0  35.0
State income tax effect, net of federal benefit...............  1.2   2.9   5.6
U.S. tax effect of foreign earnings........................... (3.6) (6.8) (4.8)
Other......................................................... (1.6) (0.2)  0.1
                                                               ----  ----  ----
                                                               31.0  30.9  35.9
                                                               ====  ====  ====

  No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are considered to be permanently reinvested. At December 31, 1996, foreign subsidiaries had unused operating loss carryforwards of approximately $1.6 million of which approximately $1.0 million expires in 2001 and the remainder carries forward indefinitely. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation reserve has been recognized to offset the deferred tax assets arising from such carryforwards. As a result of realizing the benefit of certain foreign operating loss carryforwards, the valuation reserve, which is included in the tax effect of foreign earnings above, was reduced by $1.4 million in both 1996 and 1995, and none in 1994.

  Deferred tax assets and liabilities are comprised of the following at December 31:

                                                                    1996   1995
                                                                   ------ ------
                                                                    (THOUSANDS)
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment.... $5,549 $6,323
Trademark amortization............................................    285    246
Other.............................................................  9,663  6,434
                                                                   ------ ------
  Deferred tax liabilities........................................ 15,497 13,003
Deferred tax assets:
Insurance accruals................................................  1,561  2,006
Tax effect of foreign loss carryforwards..........................    487  1,863
Bad debt reserve..................................................  1,332    879
Other.............................................................  5,302  3,798
                                                                   ------ ------
                                                                    8,682  8,546
Less--valuation reserve...........................................    487  1,863
                                                                   ------ ------
  Current deferred tax assets.....................................  8,195  6,683
                                                                   ------ ------
Deferred tax liabilities, net..................................... $7,302 $6,320
                                                                   ====== ======

  Income taxes paid, net of refunds, in the years ended December 31, 1996, 1995 and 1994 were $7.3 million, $6.8 million and $6.7 million, respectively.

                                    K2 INC.

NOTE 7--COMMITMENTS AND CONTINGENCIES

  Future minimum payments under noncancelable operating leases as of December 31, 1996 are as follows:

                                                       (THOUSANDS)
                                                       -----------
         1997.........................................   $2,404
         1998.........................................    2,212
         1999.........................................    1,405
         2000.........................................      782
         2001.........................................      296
         Thereafter...................................      207
                                                         ------
                                                         $7,306
                                                         ======

  Leases are primarily for rental of facilities, and about two-thirds of these contain rights to extend the terms from one to ten years.

  Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $3,720,000, $3,105,000 and $2,969,000 for the years ended December 31 1996, 1995 and 1994, respectively.

  The Company is subject to various legal actions and proceedings in the normal course of business. While the ultimate outcome of these matters cannot be predicted with certainty, management does not believe these matters will have a material adverse effect on the Company's financial statements.

  The Company is one of several named potentially responsible parties ("PRP") in an Environmental Protection Agency matter involving discharge of hazardous materials at an old waste site South Carolina. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company.

  Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1996 and 1995, reserves of approximately $882,000 were provided with no provision for expected insurance recovery.

  The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves provided, management currently does not believe this matter will have a material adverse effect on the Company's financial statements.

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

                                    K2 INC.

NOTE 8--PENSION PLANS AND OTHER BENEFIT PLANS--(CONTINUED)

  The Company also sponsors defined contribution pension plans covering most of its domestic employees. Contributions by the Company for the defined contribution plans are determined as a percent of the amounts contributed by the respective employees.

  The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                     1996                        1995
                          --------------------------- ---------------------------
                          ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED    BENEFITS     ACCUMULATED    BENEFITS
                            BENEFITS    EXCEED ASSETS   BENEFITS    EXCEED ASSETS
                          ------------- ------------- ------------- -------------
                                                (THOUSANDS)
Actuarial present value
 of benefit obligations:
  Accumulated benefit
   obligations, including
   vested benefits of
   $38,306 in 1996 and
   $35,870 in 1995.......   $(36,379)      $(3,240)     $(33,505)      $(3,298)
                            ========       =======      ========       =======
Projected benefit
 obligation for service
 rendered to date........   $(44,716)      $(3,240)     $(42,140)      $(3,298)
Plan assets at fair
 value, primarily
 publicly traded stocks,
 bonds and other fixed
 income securities.......     43,681                      41,067
                            --------       -------      --------       -------
Projected benefit
 obligation in excess of
 plan assets.............     (1,035)       (3,240)       (1,073)       (3,298)
Unrecognized net loss....      1,376           609         3,050           869
Unrecognized prior
 service cost............        658           199           415           328
Unrecognized net
 transition (asset)
 obligation at January 1,
 1987, net of
 amortization............     (1,151)          458        (1,430)          523
Adjustment required to
recognize minimum
liability................                   (1,266)                     (1,720)
                            --------       -------      --------       -------
Prepaid pension cost
 (pension liability)
 recognized in the
 consolidated balance
 sheets..................   $   (152)      $(3,240)     $    962       $(3,298)
                            ========       =======      ========       =======

  The weighted average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.4%, respectively, at December 31, 1996 and 7.25% and 4.4%, respectively, at December 31, 1995. The expected long-term rates of return on plan assets were 9.0% for each of the three years ended December 31, 1996. As a result of increasing the weighted average discount rate from 7.25% to 7.50%, the accumulated benefit obligation and the projected benefit obligation decreased by $.8 million and $1.3 million, respectively.

  Net pension cost consisted of the following at December 31:

                                                      1996     1995     1994
                                                     -------  -------  -------
                                                           (THOUSANDS)
Service cost-benefits earned during the period...... $ 1,779  $ 1,312  $ 1,495
Interest cost on the projected benefit obligation...   3,420    3,018    2,829
Actual (gains) losses on plan assets................  (4,579)  (7,369)     360
Net amortization and deferral.......................     898    4,162   (3,802)
                                                     -------  -------  -------
Total net periodic pension cost of funded defined
 benefit plans......................................   1,518    1,123      882
Defined contribution plans..........................     796      465      435
                                                     -------  -------  -------
Total pension plan cost............................. $ 2,314  $ 1,588  $ 1,317
                                                     =======  =======  =======

                                    K2 INC.

NOTE 9--QUARTERLY OPERATING DATA (UNAUDITED)

                                                       QUARTER
                                             ---------------------------
                                             FIRST  SECOND THIRD  FOURTH   YEAR
                                             ------ ------ ------ ------  ------
                                             (IN MILLIONS EXCEPT FOR PER SHARE
                                                          FIGURES)
1996
Net sales................................... $158.9 $143.3 $147.7 $152.8  $602.7
Gross profit................................   41.4   41.2   42.8   44.6   170.0
Income from continuing operations...........    4.8    7.0    7.1    6.3    25.2
Income per share--continuing operations..... $  .29 $  .42 $  .43 $  .38  $ 1.51
Net income per share........................ $  .29 $  .42 $  .43 $  .38  $ 1.51
1995
Net sales................................... $138.0 $135.9 $134.7 $135.7  $544.3
Gross profit................................   34.3   36.2   36.3   36.6   143.4
Income from continuing operations...........    3.6    5.4    6.0    4.8    19.8
Income per share--continuing operations..... $  .30 $  .41 $  .36 $  .29  $ 1.37
Net income per share........................ $  .17 $  .48 $  .40 $ (.01) $ 1.03

NOTE 10--STOCK OPTIONS

  Under the Company's 1994 and 1988 Incentive Stock Option Plans ("1994 and 1988 Plans," respectively), options may be granted to eligible directors and key employees of the Company and its subsidiaries at not less than 100% of the market value of the shares on the dates of grant. No further options may be granted under the 1988 Plan.

  The 1994 Plan permits the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established by the Compensation Committee of the Board of Directors at the dates of grant.

  The Company is authorized, at the discretion of the Compensation Committee, to provide loans to key employees in connection with the exercise of stock options under both the 1994 Plan and the 1988 Plan. The loans are collateralized by the underlying shares of stock issued and bear interest at the applicable rates published by the IRS. At December 31, 1996 and 1995, there was a total of $1,191,000 and $3,378,000, respectively, of loans and accrued interest outstanding which are due on various dates through November 2001. The amounts of these loans are shown as a reduction of shareholders' equity.

                                    K2 INC.

NOTE 10--STOCK OPTIONS--(CONTINUED)

  Options granted, exercised and forfeited for the 1994 and 1988 Plans were as follows:

                                                              EXERCISE PRICE
                                                          ----------------------
                                                                        WEIGHTED
                                                 SHARES    LOW    HIGH  AVERAGE
                                                --------  ------ ------ --------
Options outstanding at December 31, 1993.......  504,995  $ 5.66 $14.52  $11.49
  Granted......................................  182,800   15.00  17.25   17.20
  Exercised....................................  (83,774)   5.66  14.52   10.41
  Forfeited....................................  (21,286)   8.85  14.52   12.25
                                                --------
Options outstanding at December 31, 1994.......  582,735    5.66  17.25   14.40
  Granted......................................  182,500   16.38  23.00   22.74
  Exercised.................................... (141,215)   5.66  17.25    9.90
  Forfeited....................................  (69,264)  11.75  17.25   15.20
                                                --------
Options outstanding at December 31, 1995.......  554,756    5.66  23.00   16.91
  Granted......................................  220,000   23.00  26.50   26.43
  Exercised....................................  (67,597)   5.66  17.25   10.35
  Forfeited....................................  (18,100)  14.52  22.88   18.32
                                                --------
Options outstanding at December 31, 1996.......  689,059   11.11  26.50   20.56
                                                ========

  At December 31, 1996, 1995 and 1994, stock options to purchase 270,084, 205,736 and 184,071 shares were exercisable at weighted average prices of $15.44, $12.28 and $11.20, respectively. At December 31, 1996, 1,202,084 shares of common stock were reserved for issuance under the Plans.

  The Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation," as of December 31, 1996. If the accounting provisions of the new Statement had been adopted as of the beginning of 1996, the effect on 1996 net earnings would have been immaterial. The effect on net income for 1996 and 1995 is not representative of the effect on net income in future years because it does not take into consideration compensation expense related to grants made prior to 1995.

  Information regarding stock options outstanding as of December 31, 1996 is as follows:

                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                         ---------------------------------------- ----------------------
                                    WEIGHTED        WEIGHTED                 WEIGHTED
                                    AVERAGE     AVERAGE REMAINING            AVERAGE
PRICE RANGE              SHARES  EXERCISE PRICE CONTRACTUAL LIFE  SHARES  EXERCISE PRICE
-----------              ------- -------------- ----------------- ------- --------------
$11.11 to $17.25........ 296,059     $14.83        2.28 years     198,834     $16.52
$22.88 to $26.50........ 393,000      24.87        6.65 years      71,250      12.43

NOTE 11--SHAREHOLDERS' EQUITY

 Preferred Stock

  Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 1996 and 1995.

 Stock Offering

  On June 1, 1995, the Company completed a secondary public offering of 4.6 million new shares of its Common Stock. The net proceeds of $67.2 million were used to reduce amounts outstanding under an $85 million credit facility during 1995.

                                    K2 INC.

NOTE 11--SHAREHOLDERS' EQUITY--(CONTINUED)

 Employee Stock Ownership Plan

  The Company has an Employee Stock Ownership Plan ("ESOP") which covers substantially all of its domestic non-union employees with at least one year of service. As of December 31, 1996, the trust was indebted to the Company in the aggregate amount of $771,000 in connection with stock purchases made from 1982 through 1984 of which 196,016 shares with an aggregate market value of $5,390,000 as of December 31, 1996 remained unallocated to participants. These loans are repayable over the next six to eight years with interest at prime plus 1/2%, not to exceed 18%, and the unallocated shares will be released to participants proportionately as these loans are repaid. Of the total dividends received by the ESOP on its investment in the Company's Common Stock, dividends on allocated and unallocated shares in the amount of $168,000 and $169,000 in 1996 and 1995, respectively, were used to service these loans. Allocated shares as of December 31, 1996 totaled 2,044,147. Additionally, the trust was indebted to the Company in the amount of $5,000,000 and $400,000 at December 31, 1996 and 1995, respectively, in connection with distributions made to terminees.

  Shareholders' equity has been reduced by the amounts of the loans and any payments made by the Company on behalf of the trust. The payments, made by the Company on behalf of the trust, which at December 31, 1996 totaled $125,000, are being amortized to expense over the lives of the loans.

  The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's Board of Directors. For the three years 1996, 1995 and 1994 contributions were limited to amounts in excess of annual dividends, net of debt service, of the ESOP necessary to fund obligations arising in each of those years to retired and terminated employees. These amounts were $236,000, $13,000 and $1,016,000, respectively. ESOP expense, including amortization of the foregoing payments, was $389,000, $264,000 and $1,014,000 in 1996, 1995 and 1994, respectively.

 Preferred Stock Rights

  Rights are outstanding which entitle the holder of each share of Common Stock of the Company to buy one one-hundredth of a share of Series A preferred stock at an exercise price of $51.712 per one one-hundredth of a share, subject to adjustment. The rights are not separately tradable or exercisable until a party either acquires, or makes a tender offer that would result in ownership of, at least 20% of the Company's common shares. If a person becomes the owner of at least 20% of the Company's outstanding common shares (an "Acquiring Person"), each holder of a right other than such Acquiring Person and its affiliates is entitled, upon payment of the then-current exercise price per right (the "Exercise Price"), to receive shares of Common Stock (or Common Stock equivalents) having a market value of twice the Exercise Price. If the Company subsequently engages in a merger, a business combination or an asset sale with the Acquiring Person, each holder of a right other than the Acquiring Person and its affiliates is thereafter entitled, upon payment of the Exercise Price, to receive stock of the Acquiring Person having a market value of twice the Exercise Price. At any time after any party becomes an Acquiring Person, the Board of Directors may exchange the rights (except those held by the Acquiring Person) at an exchange ratio of one common share per right. Prior to a person becoming an Acquiring Person, the rights may be redeemed at a redemption price of one cent per right, subject to adjustment. The rights are subject to amendment by the Board.

NOTE 12--SEGMENT DATA

  The Company and its subsidiaries are organized into sporting goods and other recreational products and industrial products segments. The sporting goods and other recreational products segment is composed of the following lines of business: manufacture and sale of skis and snowboards; sale of in-line skates; manufacture

                                    K2 INC.

NOTE 12--SEGMENT DATA--(CONTINUED)

and sale of athletic jackets, imprintable shirts, and bowling shirts; manufacture and sale of personal flotation devices, towables and rainwear; manufacture and sale of full-suspension mountain bikes and accessories; manufacture and sale of rods, reels and other fishing tackle items; and manufacture and sale of backpacks and tents. The industrial products segment consists of the manufacture and sale of extruded monofilament used by the paperweaving industry and for cutting line, fishing line and sewing thread; fiberglass marine antennas, communication equipment, light poles and transmission and distribution poles; and laminated and coated paperboard products.

  The following segment data is presented for continuing operations for the three years ended December 31, 1996. "Identifiable Assets" are as of December 31.

                                           NET SALES TO
                                           UNAFFILIATED
                                            CUSTOMERS         PRETAX INCOME
                                       -------------------- -------------------
                                        1996   1995   1994  1996   1995   1994
                                       ------ ------ ------ -----  -----  -----
                                                (MILLION OF DOLLARS)
Sporting goods and other recreational
 products............................  $407.3 $349.4 $264.7 $31.9  $26.9  $17.1
Industrial products..................   195.4  194.9  170.3  20.5   18.0   16.7
                                       ------ ------ ------ -----  -----  -----
                                       $602.7 $544.3 $435.0  52.4   44.9   33.8
                                       ====== ====== ======
Corporate
  Interest and other income..........                         0.3    0.3    0.4
  Interest expense...................                        (9.3)  (9.9)  (7.5)
  General expense....................                        (6.9)  (6.7)  (5.3)
                                                            -----  -----  -----
Pretax income........................                       $36.5  $28.6  $21.4
                                                            =====  =====  =====

                                                    CAPITAL
                          IDENTIFIABLE ASSETS    EXPENDITURES     DEPRECIATION    AMORTIZATION
                          -------------------- ----------------- --------------- --------------
                           1996   1995   1994  1996  1995  1994  1996  1995 1994 1996 1995 1994
                          ------ ------ ------ ----- ----- ----- ----- ---- ---- ---- ---- ----
                                                  (MILLION OF DOLLARS)
Sporting goods and other
 recreational products..  $249.8 $269.9 $203.6 $ 9.7 $ 7.7 $ 6.7 $ 5.2 $4.9 $3.0 $1.0 $0.6 $0.5
Industrial products.....    88.6   91.3   74.8   9.1   9.6   4.6   4.9  4.5  4.2
                          ------ ------ ------ ----- ----- ----- ----- ---- ---- ---- ---- ----
  Total segment data....   338.4  361.2  278.4  18.8  17.3  11.3  10.1  9.4  7.2  1.0  0.6  0.5
Corporate...............    29.4   14.5   12.9                     0.0  0.1  0.1  0.1  0.1  0.1
                          ------ ------ ------ ----- ----- ----- ----- ---- ---- ---- ---- ----
                          $367.8 $375.7 $291.3 $18.8 $17.3 $11.3 $10.1 $9.5 $7.3 $1.1 $0.7 $0.6
                          ====== ====== ====== ===== ===== ===== ===== ==== ==== ==== ==== ====

                             UNITED STATES           FOREIGN           ELIMINATIONS         TOTAL SEGMENT DATA
                          -------------------- ------------------- ----------------------  --------------------
                           1996   1995   1994   1996   1995  1994   1996    1995    1994    1996   1995   1994
                          ------ ------ ------ ------ ------ ----- ------  ------  ------  ------ ------ ------
                                                        (MILLIONS OF DOLLARS)
Net Sales...............  $488.0 $444.8 $354.0 $139.3 $122.0 $99.8 ($24.6) ($22.5) ($18.8) $602.7 $544.3 $435.0
Less--intergeographic
 sales..................     9.3    7.1    8.5   15.3   15.4  10.3  (24.6)  (22.5)  (18.8)
                          ------ ------ ------ ------ ------ ----- ------  ------  ------  ------ ------ ------
Net sales to
 unaffiliated customers.   478.7  437.7  345.5  124.0  106.6  89.5                          602.7  544.3  435.0
                          ------ ------ ------ ------ ------ -----                         ------ ------ ------
Operating profit........    44.7   37.9   27.2    7.7    7.0   6.6                           52.4   44.9   33.8
                          ------ ------ ------ ------ ------ -----                         ------ ------ ------
Identifiable assets.....   259.7  294.4  228.4   78.7   66.8  50.0                          338.4  361.2  278.4
                          ------ ------ ------ ------ ------ -----                         ------ ------ ------
Capital expenditures....    17.4   12.4    9.4    1.4    4.9   1.9                           18.8   17.3   11.3
                          ------ ------ ------ ------ ------ -----                         ------ ------ ------
Depreciation............     8.4    7.4    6.0    1.7    2.0   1.2                           10.1    9.4    7.2
                          ------ ------ ------ ------ ------ -----                         ------ ------ ------
Amortization............     1.0    0.5    0.6                                                1.0    0.5    0.6
                          ====== ====== ======                                             ====== ====== ======

                                    K2 INC.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
K2 Inc.

  We have audited the accompanying consolidated balance sheets of K2 Inc., formerly Anthony Industries, Inc., and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operation and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 21, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Except as noted in the following paragraph the information called for by Items 10, 11, 12 and 13 have been omitted because on or before April 29, 1997, Registrant will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items set forth in that proxy statement is incorporated herein by reference.

  The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as part of this report.

  (a-1) Financial Statements (for the three years ended December 31, 1996 unless otherwise stated):

                                                   PAGE REFERENCE
                                                     FORM 10K
                                                   --------------
      Statements of consolidated income..........          18
      Consolidated balance sheets at December 31,
       1996 and 1995.............................          19
      Statements of consolidated shareholders'
       equity....................................          20
      Statements of consolidated cash flows......          21
      Notes to consolidated financial statements.       22-33
      Report of Ernst & Young LLP, Independent
       Auditors..................................          34

  (a-2) Consolidated financial statement schedule

      II-Valuation and qualifying accounts.......         F-1

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

  (a-3)Exhibits

     (3)(a)(i) Restated Certificate of Incorporation dated May 4, 1989, filed as Exhibit (3)(a) to Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     (a)(ii)  Certificate of Amendment of Restated Certificate of
              Incorporation dated May 31, 1995, filed as Exhibit 3(a)(ii) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

     (a)(iii) Certificate of Amendment of Restated Certificate of
              Incorporation, filed as Exhibit (3)(I) to Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

     (b) By-Laws of Anthony Industries, Inc., as amended, filed as Item 7(c), Exhibit 3.1 to Form 8-K dated November 20, 1995 and incorporated herein by reference.

     (4)(a) Rights Agreement dated August 10, 1989 between the Company and Harris Trust Company, filed as Item 6, Exhibit (a) to Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference.

     (10)Material contracts

     (a) Note Agreement Re: $40,000,000 8.39% Senior Notes due November 20, 2004 dated as of October 15, 1992, filed as Exhibit
              (10)(b) to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

                 (1) First Amendment to the Note Agreement, dated May 1, 1996, filed as Exhibit 10.04 for the quarter ended June 30, 1996 and incorporated herein by reference.

     (b) Credit Agreement dated as of May 21, 1996 among Anthony Industries, Inc., Bank of America National Trust and Savings Association as Agent, Swing Line Bank and Issuing Bank and the Other Financial Institutions Party Hereto, filed as Exhibit
              10.02 for the quarter ended June 30, 1996 and incorporated herein by reference.

                 (1) First Amendment to the Credit Agreement dated as of March
                   17, 1997.

     (c) Transfer and Administrative Agreement among Enterprise Funding Corp. as the Company, Anthony Industries, Inc. as the Transferor and Master Servicer, and NationsBank, N.A. as the Administrative Agent and the Collateral Agent effective May 21, 1996, filed as Exhibit 10.03 for the quarter ended June 30, 1996 and incorporated herein by reference.

     (d)      Executive compensations plans and arrangements

                 (1) (i) Retirement agreement dated November 20, 1995 between the Company and B.I. Forester, filed as Exhibit
                         (10)(d)(1)(i) for the year ended December 31, 1995 and incorporated herein by reference.

                     (ii) Trust for Anthony Industries, Inc. Supplemental
                          Employee Retirement Plan for the Benefit of B.I. Forester between the Company and Wells Fargo Bank N.A., as Trustee, dated November 20, 1995, filed as Exhibit (10)(d)(1)(ii) for the year ended December 31, 1995 and incorporated herein by reference.

                 (2) (i) Special Supplemental Benefit Agreement between the
                         Company and Bernard I. Forester dated December 9, 1986, filed as Exhibit (10)(g) to Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.

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

                 (7) K2 Inc. Executive Officers' Incentive Compensation Plan
                   adopted August 5, 1993 as amended December 17, 1996.

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

     (11)Computation of earnings per share for three years ended December 31, 1996.

     (21)Subsidiaries

     (23)Consent of Independent Auditors

     (27)Financial Data Schedule

  (b)Reports on Form 8-K:

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          K2 INC.
                                          (Registrant)

                                          By   /s/  Richard M. Rodstein
                                          _____________________________________
                                                   (Richard M. Rodstein)
                                                    President and Chief
                                                     Executive Officer

                                          Date        March 27, 1997
                                          _____________________________________

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
     /s/ Richard M. Rodstein         Director, President and         March 27, 1997
____________________________________ Chief Executive Officer
       (Richard M. Rodstein)         (Principal Executive
                                     Officer)
         /s/ John J. Rangel          Senior Vice President--         March 27, 1997
____________________________________ Finance (Principal Financial
          (John J. Rangel)           and Accounting Officer)
         /s/ B.I. Forester           Director, Chairman of the       March 27, 1997
____________________________________ Board
           (B.I. Forester)
                                     Director                        March  , 1997
____________________________________
        (Robert T. Anthony)
        /s/ Susan E. Engel           Director                        March 27, 1997
____________________________________
          (Susan E. Engel)
                                     Director                        March  , 1997
____________________________________
       (Richard L. Goldberg)
      /s/ Jerry E. Goldress          Director                        March 27, 1997
____________________________________
         (Jerry E. Goldress)
       /s/ Abraham L. Gray           Director                        March 27, 1997
____________________________________
         (Abraham L. Gray)
        /s/ Hugh V. Hunter           Director                        March 27, 1997
____________________________________
           (Hugh V. Hunter)
      /s/ John H. Offermans          Director                        March 27, 1997
____________________________________
        (John H. Offermans)
     /s/ Richard M. Rosenberg        Director                        March 27, 1997
____________________________________
       (Richard M. Rosenberg)
        /s/ John B. Simon            Director                        March 27, 1997
____________________________________
          (John B. Simon)

                                    K2 INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                  (THOUSANDS)

                                          ADDITIONS         DEDUCTIONS
                                    --------------------- --------------
                                              CHARGED TO     AMOUNTS
                                    CHARGED     OTHER        CHARGED
                         BALANCE AT TO COSTS   ACCOUNTS     TO RESERVE   BALANCE
                         BEGINNING    AND     (PRIMARILY      NET OF     AT END
      DESCRIPTION         OF YEAR   EXPENSES GROSS SALES) REINSTATEMENTS OF YEAR
      -----------        ---------- -------- ------------ -------------- -------
Year ended December 31,
 1996
  Allowance for doubtful
   items................   $5,298    $3,994     $  --         $3,172     $6,120
  Other (primarily sales
   discounts)...........    2,937                2,494(a)      4,369      1,062
                           ------    ------     ------        ------     ------
                           $8,235    $3,994     $2,494        $7,541     $7,182
                           ======    ======     ======        ======     ======
Year ended December 31,
 1995
  Allowance for doubtful
   items................   $4,404    $2,093     $  --         $1,199     $5,298
  Other (primarily sales
   discounts)...........    3,018                4,194         4,275      2,937
                           ------    ------     ------        ------     ------
                           $7,422    $2,093     $4,194        $5,474     $8,235
                           ======    ======     ======        ======     ======
Year ended December 31,
 1994
  Allowance for doubtful
   items................   $3,677    $1,509     $  --         $  782     $4,404
  Other (primarily sales
   discounts)...........    2,712                5,430         5,124      3,018
                           ------    ------     ------        ------     ------
                           $6,389    $1,509     $5,430        $5,906     $7,422
                           ======    ======     ======        ======     ======

--------
(a) Decline reflects a change in billing practices to net discounts against selling prices in certain divisions.