Form 10-Q
period 1997-03-31
K2 INC
filed 1997-05-13
CIK 6720

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1997                  Commission File No. 1-4290

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

                                              Yes (X)
                                                   -
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997.

Common Stock, par value $1                           16,542,121 Shares

                           FORM 10-Q QUARTERLY REPORT
                         PART - 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Dollars in thousands, except for per share figures)

                                              THREE MONTHS
                                             ENDED MARCH 31
                                           --------------------
                                             1997        1996
                                           --------------------
                                                (Unaudited)
Net sales                                  $171,541    $158,853
Cost of products sold                       125,160     117,470
                                           --------    --------
Gross profit                                 46,381      41,383

Selling expenses                             22,391      19,132
General and administrative expenses          13,270      13,074
                                           --------    --------
Operating income                             10,720       9,177

Interest expense                              2,519       2,432
Other income, net                              (291)       (297)
                                           --------    --------

Income before provision for income taxes      8,492       7,042
Provision for income taxes                    2,630       2,255
                                           --------    --------

Net income                                 $  5,862    $  4,787
                                           ========    ========

Per share data:
      Net income                           $   0.35    $   0.29

      Cash dividend                        $   0.11    $   0.11


Average shares outstanding                   16,727      16,731



See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Dollars in thousands)

                                                    MARCH 31     DECEMBER 31
                                                      1997           1996
                                                   -----------   ------------
                                                   (Unaudited)
                           Assets
                           ------
Current Assets
   Cash and cash equivalents                          $  5,559   $ 10,860
   Accounts receivable, net                            114,285     94,079
   Inventories
     Finished goods                                    105,933    111,989
     Work in process                                    11,664     10,810
     Raw materials                                      38,857     37,041
                                                      --------   --------
                                                       156,454    159,840
     Less LIFO reserve                                   4,513      4,464
                                                      --------   --------
                                                       151,941    155,376

   Deferred taxes                                        6,765      8,195
   Prepaid expenses and other current assets             5,839      5,899
                                                      --------   --------
       Total current assets                            284,389    274,409

Property, Plant and Equipment                          162,845    157,371
   Less allowance for depreciation and amortization     92,386     89,848
                                                      --------   --------
                                                        70,459     67,523

Intangibles, principally goodwill                       16,502     16,346
Investments                                              6,408      6,408
Other                                                    3,200      3,145
                                                      --------   --------
     Total Assets                                     $380,958   $367,831
                                                      ========   ========

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Dollars in thousands)

                                                        MARCH 31   DECEMBER 31
                                                          1997         1996
                                                      -----------  ----------
                                                      (Unaudited)

             Liabilities and Shareholders' Equity
             ------------------------------------

Current Liabilities
     Bank loans                                        $  7,022    $  7,307
     Accounts payable                                    26,238      26,639
     Accrued payroll and related                         18,793      20,410
     Other accruals                                      15,782      15,012
     Current portion of long-term debt                    4,887       4,882
                                                       --------    --------

     Total current liabilities                           72,722      74,250

Long-Term Debt                                          100,983      89,096
Deferred Taxes                                           15,494      15,497

Shareholders' Equity
     Preferred Stock $1 par value, authorized
      12,500,000 shares, none issued
     Common Stock, $1 par value, authorized
      40,000,000 shares, issued shares -
      17,149,174 in 1997 and 17,131,662 in 1996          17,149      17,132
     Additional paid-in capital                         131,933     131,627
     Retained earnings                                   59,087      55,047
     Employee Stock Ownership Plan and
      stock option loans                                 (6,479)     (7,087)
     Treasury shares at cost, 603,987 shares in 1997
       and 575,928 shares in 1996                        (7,537)     (6,719)
     Cumulative translation adjustments                  (2,394)     (1,012)
                                                       --------    --------

     Total Shareholders' Equity                         191,759     188,988


                                                       --------    --------
     Total Liabilities and Shareholders' Equity        $380,958    $367,831
                                                       ========    ========


See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(Dollars in thousands)

                                                                               THREE MONTHS
                                                                              ENDED MARCH 31
                                                                           --------------------
                                                                              1997       1996
                                                                           --------------------
Operating Activities                                                            (Unaudited)
   Net income                                                              $  5,862    $  4,787
   Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
        Depreciation and amortization                                         3,255       2,525
        Deferred taxes                                                        1,427         343
        Changes in operating assets and liabilities:
           Accounts receivable                                              (15,481)    (11,605)
           Inventories                                                        3,435       8,603
           Prepaid expenses and other current assets                             60         339
           Accounts payable                                                    (401)     (2,120)
           Payrolls and other accruals                                         (847)       (835)
                                                                           --------    --------
Net cash  (used in) provided by operating activities                         (2,690)      2,037

Investing Activities
     Property, plant and equipment expenditures                              (6,209)     (4,670)
     Disposals of property, plant and equipment                                   9          12
     Other items, net                                                        (1,471)       (201)
                                                                           --------    --------
Net cash used in investing activities                                        (7,671)     (4,859)

Financing Activities
     Borrowings under long-term debt                                         12,000       4,500
     Payments of long-term debt                                              (4,833)       (100)
     Net decrease in short-term bank loans                                     (285)     (1,816)
     Dividends paid                                                          (1,822)     (1,825)
                                                                           --------    --------
Net cash provided by financing activities                                     5,060         759
                                                                           --------    --------

Net decrease in cash and cash equivalents                                    (5,301)     (2,063)

Cash and cash equivalents at beginning of year                               10,860       7,357
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $  5,559    $  5,294
                                                                           ========    ========

Supplemental disclosure of cash flow information:
      Interest paid                                                        $  1,920    $  1,367
      Income taxes paid                                                       1,203         220
                                                                           --------    --------
                                                                           $  3,123    $  1,587
                                                                           ========    ========

See notes to consolidated condensed financial statements.

                                    K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - Summary of Significant Accounting Policies

Name Change
On June 3, 1996, the Company changed its name from Anthony Industries, Inc. to K2 Inc.

Accounts Receivable and Allowances
Accounts receivable are net of allowances for doubtful accounts of $6,017,000 at March 31, 1997 and $6,120,000 at December 31, 1996.

Newly Issued Accounting Standard
On January 1, 1997, the Company adopted the requirements of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, the Company has modified several agreements to meet the new requirements to enable it to continue recognizing transfers of certain receivables to a special purpose entity as sales. As a result, the impact of adoption did not have a material effect on the Company's consolidated financial statements.

NOTE 3 - Borrowings and Other Financial Instruments

On April 18, 1997, the Company amended it principal long-term borrowing facility to increase amounts available from $75 million to $100 million. All other material terms remained unchanged. This credit facility is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of March 31, 1997, $13.6 million of retained earnings were free of such restrictions.

At March 31, 1997, $42 million of accounts receivable were sold under the existing $50 million accounts receivable purchase facility.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


A.    Comparative First Quarter Results of Operations

Net sales for the three months ended March 31, 1997 advanced 7.9% to $171.5 million compared to $158.9 million in the year-earlier period. Net income for the first quarter of 1997 increased 22.9% to $5.9 million, or $.35 per share, from $4.8 million, or $.29 per share, in the first quarter of 1996.

Net Sales. In the sporting goods and other recreational products group, net sales grew 12.8% to $121.7 million in the 1997 quarter compared to $107.9 million in the year-earlier period. K2 in-line skates led the growth. Sales of K2 skates increased nearly 150% from the prior year, reflecting continued growth in the European market and increased domestic distribution. Modest sales gains of snowboards, full-suspension mountain bikes and back packs also contributed favorably to the quarters' sales performance. Sales of Shakespeare fishing tackle declined due to the effect of a special one-year promotional program in effect a year ago. First quarter sales of Stearns active water sports products also decreased due to shifts in the ordering patterns of several large customers, and sales of Hilton active apparel products declined due to the impact of lower jacket sales during the quarter.

Net sales of the industrial products group decreased slightly to $49.8 million in the 1997 first quarter from $51.0 million in the prior-year quarter. Improved shipments of building products were offset by declines in cutting line and fiberglass pole sales.

Gross profit. Gross profit rose 12.1% to $46.4 million, or 27.1% of net sales, in the first quarter of 1997 as compared to $41.4 million, or 26.1% of net sales, in the comparable 1996 quarter. The increase in gross profit as a percentage of net sales resulted from a sales mix that included a larger proportion of higher margin products and manufacturing efficiency gains, particularly at Shakespeare's fiberglass pole operation. Partially offsetting the improvement was the impact of closeout sales of mountain bikes and snowboards and increased raw material costs in the manufacture of residential building products.

Costs and Expenses. In the first quarter of 1997, selling expenses increased 17.3% to $22.4 million, or 13.1% of net sales, from $19.1 million, or 12.0% of net sales, in the first quarter of 1996. The increase was attributable to the higher sales volume and to increased marketing and promotional activities. General and administrative expenses increased slightly to $13.3 million in the first quarter of 1997 compared to $13.1 million in the year-earlier period but declined as a percentage of net sales from 8.2% to 7.8%.

Operating Income. Operating income grew 16.3% to $10.7 million, or 6.2% of net sales, in the first quarter of 1997, compared to $9.2 million, or 5.8% of net sales, in the comparable 1996 period. The percentage increase was attributable to the improvement in gross profit percentage and to lower general and administrative expenses net of the increase in selling expenses as a percentage of net sales.

Interest Expense. Interest expense increased slightly in the first quarter of 1997 compared to the year-earlier period. Higher average borrowings to support the growth in sales increased interest expense by $.4 million, which was offset by a reduction of $.3 million of interest due to lower interest rates.


B.   Financial Condition

The Company's operating activities used $2.7 million of cash during the three months ended March 31, 1997, as compared to $2.0 million of cash provided during the first three months ended March 31, 1996. The net use of cash in the 1997 period was primarily due to financing higher levels of working capital arising from the growth of sales of in-line skates and shifts in the ordering patterns of several large customers which require manufacturers to carry higher inventory levels.

An increase over the prior year's period of $2.8 million in net cash used for investing activities arose from capital expenditures necessary to increase manufacturing capacity in the recreational products group and improve manufacturing efficiencies in the industrial products group. The impact of the strong dollar on the net assets of European subsidiaries also contributed to the increase. There were no material commitments for capital expenditures at March 31, 1997.

Net cash provided by financing activities increased $4.3 million over the prior year due to an increase in long-term borrowings to support growth in sales. The Company increased its primary long term-borrowing facility from $75 million to $100 million.

The Company anticipates its remaining cash needs in 1997 will be provided from operations and borrowings under existing credit lines.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (c ) At the Annual Meeting of the Stockholders of the Company held May
               8, 1997, the following actions were taken:

               (1) The following directors were elected:
                       Bernard I. Forester - 14,431,873 voted for and 190,469
                        votes were withheld;

                       Richard J. Heckmann - 14,296,919 voted for and 325,423
                        votes were withheld;

                       Stewart M. Kasen - 14,266,942 voted for and 355,400 votes
                        were withheld.

               (2) The selection by the Board of Directors to approve Ernst &
                   Young as the Company's independent auditors for the 1997 year was ratified as follows:

                      14,442,693 voted for, 43,512 voted against and 136,137
                      votes abstained.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               3   Amended and restated By-Laws of K2 Inc.

               10.01 First Amendment to Receivables Purchase Agreements and Transfer and Administration Agreement dated as of March 15, 1997.

               10.02 Second Amendment to Credit Agreement dated as of April 18, 1997.

               27     Financial Data Schedule

           (b) Reports on Form 8-K filed in the first quarter ended March 31,
               1997

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   K2 INC.
                                                 (registrant)

Date:  May 13, 1997                      /s/ RICHARD M. RODSTEIN
                                         --------------------------
                                         Richard M. Rodstein
                                         President and Chief Executive
                                         Officer



Date:  May 13, 1997                      /s/ JOHN J. RANGEL
                                         ---------------------------
                                         John J. Rangel
                                         Senior Vice President - Finance