Form 10-Q
period 1997-06-30
K2 INC
filed 1997-08-13
CIK 6720

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1997                   Commission File No. 1-4290

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

                                              Yes  X
                                                   -

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997.

Common Stock, par value $1                                   16,532,221 Shares

                          FORM 10-Q QUARTERLY REPORT
                        PART - 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(In thousands, except per share figures)

                                                             THREE MONTHS                        SIX MONTHS
                                                            ENDED JUNE 30                       ENDED JUNE 30
                                                     --------------------------         ---------------------------
                                                        1997             1996              1997              1996
                                                     ---------        ---------         ---------         ---------
                                                                               (Unaudited)
Net sales                                            $171,522         $143,373          $343,063          $302,226
Cost of products sold                                 120,376          102,157           245,536           219,627
                                                     --------         --------          --------          --------
Gross profit                                           51,146           41,216            97,527            82,599

Selling expenses                                       22,891           16,569            45,282            35,701
General and administrative expenses                    12,926           12,428            26,196            25,502
                                                     --------         --------          --------          --------
Operating income                                       15,329           12,219            26,049            21,396

Interest expense                                        2,679            2,297             5,198             4,729
Other expense (income), net                                63             (335)             (228)             (632)
                                                     --------         --------          --------          --------

Income before provision for income taxes               12,587           10,257            21,079            17,299
Provision for income taxes                              3,900            3,280             6,530             5,535
                                                     --------         --------          --------          --------

Net income                                           $  8,687         $  6,977          $ 14,549          $ 11,764
                                                     ========         ========          ========          ========

Per share data:
     Net income                                      $   0.52         $   0.42          $   0.87          $   0.70

     Cash dividend                                   $   0.11         $   0.11          $   0.22          $   0.22


Average shares outstanding                             16,703           16,742            16,714            16,731

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(In thousands)

                                                                                  JUNE 30          DECEMBER 31
                                                                                    1997              1996
                                                                                 ---------         -----------
                                                                                (Unaudited)
                 Assets
                 ------
Current Assets
   Cash and cash equivalents                                                     $  4,527           $ 10,860
   Accounts receivable, net                                                       107,764             94,079
   Inventories
     Finished goods                                                               111,991            111,989
     Work in process                                                               12,060             10,810
     Raw materials                                                                 39,832             37,041
                                                                                 --------           --------
                                                                                  163,883            159,840
     Less LIFO reserve                                                              4,568              4,464
                                                                                 --------           --------
                                                                                  159,315            155,376

   Deferred taxes                                                                   8,362              8,195
   Prepaid expenses and other current assets                                        5,501              5,899
                                                                                 --------           --------
       Total current assets                                                       285,469            274,409

Property, Plant and Equipment                                                     168,163            157,371
   Less allowance for depreciation and amortization                                94,872             89,848
                                                                                 --------           --------
                                                                                   73,291             67,523

Intangibles, principally goodwill                                                  16,258             16,346
Investments                                                                            --              6,408
Other                                                                               3,027              3,145
                                                                                 --------           --------
     Total Assets                                                                $378,045           $367,831
                                                                                 ========           ========

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(In thousands, except per share figures)

                                                          JUNE 30         DECEMBER 31
                                                            1997               1996
                                                         ----------       ------------
                                                         (Unaudited)
     Liabilities and Shareholders' Equity
     ------------------------------------

Current Liabilities
     Bank loans                                          $ 11,399           $  7,307
     Accounts payable                                      22,237             26,639
     Accrued payroll and related                           20,968             20,410
     Other accruals                                        21,696             15,012
     Current portion of long-term debt                      4,446              4,882
                                                         --------           --------

     Total current liabilities                             80,746             74,250

Long-Term Debt                                             80,112             89,096
Deferred Taxes                                             15,494             15,497

Shareholders' Equity
     Preferred Stock $1 par value, authorized
      12,500,000 shares, none issued
     Common Stock, $1 par value, authorized
      40,000,000 shares, issued shares -
      17,155,980 in 1997 and 17,131,662 in 1996            17,156             17,132
     Additional paid-in capital                           132,026            131,627
     Retained earnings                                     65,954             55,047
     Employee Stock Ownership Plan and
      stock option loans                                   (1,582)            (7,087)
     Treasury shares at cost, 621,379 shares in
      1997 and 575,928 in 1996                             (8,031)            (6,719)
      Cumulative translation adjustments                   (3,830)            (1,012)
                                                         --------           --------

     Total Shareholders' Equity                           201,693            188,988
                                                         --------           --------

     Total Liabilities and Shareholders' Equity          $378,045           $367,831
                                                         ========           ========

See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(In thousands)


                                                                                                   SIX MONTHS
                                                                                                 ENDED JUNE 30
                                                                                         -----------------------------
                                                                                            1997                1996
                                                                                         ---------           ---------
Operating Activities                                                                            (unaudited)
   Net income                                                                            $ 14,549            $ 11,764
   Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation and amortization                                                       6,615               5,380
        Deferred taxes                                                                       (170)              2,208
        Changes in operating assets and liabilities:
           Accounts receivable                                                             (8,960)              5,331
           Inventories                                                                     (3,939)             10,147
           Prepaid expenses and other current assets                                          398               1,033
           Accounts payable                                                                (4,402)             (8,880)
           Payrolls and other accruals                                                      7,244                 (98)
                                                                                         --------            --------
Net cash provided by operating activities                                                  11,335              26,885

Investing Activities
     Property, plant and equipment expenditures                                           (12,245)             (7,966)
     Disposals of property, plant and equipment                                                50                  (9)
     Sale of investments                                                                    6,408
     Other items, net                                                                      (2,719)             (2,880)
                                                                                         --------            --------
Net cash used in investing activities                                                      (8,506)            (10,855)

Financing Activities
     Borrowings under long-term debt                                                       18,667              30,000
     Payments of long-term debt                                                           (28,087)            (35,701)
     Net increase (decrease) in short-term bank loans                                       4,092             (49,523)
     (Repurchase of) proceeds from accounts receivable facility                            (4,725)             40,725
     Dividends paid                                                                        (3,642)             (3,648)
     Repayment of loans to ESOP                                                             4,533                 400
                                                                                         --------            --------
Net cash used in financing activities                                                      (9,162)            (17,747)
                                                                                         --------            --------

Net decrease in cash and cash equivalents                                                  (6,333)             (1,717)

Cash and cash equivalents at beginning of year                                             10,860               7,357
                                                                                         --------            --------
Cash and cash equivalents at end of period                                               $  4,527            $  5,640
                                                                                         ========            ========

Supplemental disclosure of cash flow information:
      Interest paid                                                                      $  4,936            $  4,502
      Income taxes paid                                                                     6,700               1,753
                                                                                         --------            --------
                                                                                         $ 11,636            $  6,255
                                                                                         ========            ========

See notes to consolidated condensed financial statements.

                                    K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Name Change
On June 3, 1996, the Company changed its name from Anthony Industries, Inc. to K2 Inc.

Accounts Receivable and Allowances

Accounts receivable are net of allowances for doubtful accounts of $5,646,000 at June 30, 1997 and $6,120,000 at December 31, 1996.

Investments

Investments received in connection with the sale of the Company's swimming pool and motorized pool cover business were sold during the second quarter ended June 30, 1997. The amount of the net gain realized on the sale of the investments after establishment of reserves was not material.

Per Share Data

Earnings per share were determined by dividing net income by the weighed average number of outstanding shares, including common stock equivalents, using the treasury stock method. Common stock equivalents include stock options. Primary earnings per share approximate earnings per share on a fully diluted basis.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes a different method of computing earnings per share than is currently used. The Company will be required to present both basic earnings per share and diluted earnings per share. Basic earnings per share for the three and six months ended June 30, 1997 were $.53 and $.88, respectively and $.42 and $.71, respectively for the three and six months ended June 30, 1996. Diluted earnings per share for all of these periods were not materially different than basic earnings per share. The Company plans to adopt SFAS No. 128 on December 31, 1997, and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS No. 128.

                                    K2 INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS-CONTINUED
                                 JUNE 30, 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Newly Issued Accounting Standard

On January 1, 1997, the Company adopted the requirements of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The impact of adoption did not have a material effect on the Company's consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

On April 18, 1997, the Company increased its unsecured, five-year bank revolving credit line from $75 million to $100 million and extended its due date to May 20, 2002. All other material terms remained unchanged. This credit facility is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of June 30, 1997, $16.2 million of retained earnings were free of such restrictions.

At June 30, 1997, $42 million of accounts receivable had been sold under the existing $50 million accounts receivable purchase facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.    Comparative Second Quarter Results of Operations
      ------------------------------------------------

Net sales for the three months ended June 30, 1997 advanced 19.6% to $171.5 million compared to $143.4 million in the year-earlier period. Net income for the second quarter of 1997 increased 24.3% to $8.7 million, or $.52 per share, from $7.0 million, or $.42 per share, in the second quarter of 1996.

Net sales. In the sporting goods and other recreational products group, net sales grew 25.7% to $114.0 million in the 1997 quarter compared to $90.7 million in the year-earlier period. K2 in-line skates led the sales growth. Sales of K2 skates increased nearly 85%, reflecting growth in shipments of preseason orders to both the European and domestic markets. Shipments of skis increased over 60% in the second quarter due to higher demand from dealers for K2's innovative shaped skis. Sales of Shakespeare fishing tackle increased 22%, despite the effect of a special one-year promotional program in the prior year. Modest sales gains of back packs, full suspension mountain bikes and Stearns active water sports products also contributed favorably to the quarter's sales performance. Second quarter shipments of snowboard products declined due mainly to lower private label sales, and sales of Hilton active apparel products declined due to the impact of lower jacket sales during the quarter.

Net sales of the industrial products group increased to $57.5 million in the 1997 second quarter, from $52.7 million in the prior-year quarter. Strong sales of fiberglass lightpoles, aided by modest sales gains in paperweaving monofilaments and industrial flexible packaging accounted for the increase.

Gross profit. Gross profit rose 24.0% to $51.1 million, or 29.8% of net sales, in the second quarter of 1997 as compared to $41.2 million, or 28.7% of net sales, in the comparable 1996 quarter. The increase in gross profit as a percentage of net sales resulted from a sales mix that included a larger proportion of higher margin products and manufacturing efficiency gains, particularly at Shakespeare's fiberglass pole and fishing tackle operations. Partially offsetting the improvement was the impact of closeout sales of mountain bikes and active apparel.

Costs and expenses. In the second quarter of 1997, selling expenses increased 38.0% to $22.9 million, or 13.4% of net sales, from $16.6 million, or 11.6% of net sales, in the second quarter of 1996. The increase was attributable to the higher sales volume and to increased marketing and promotional activities. General and administrative expenses increased only slightly to $12.9 million in the second quarter of 1997 compared to $12.4 million in the year-earlier period, but declined as a percentage of net sales from 8.6% to 7.5%.

Operating income. Operating income grew 25.4% to $15.3 million, or 8.9% of net sales, in the second quarter of 1997, compared to $12.2 million, or 8.5% of net sales, in the comparable 1996 period. The percentage increase was attributable to the improvement in gross profit percentage and to lower general and administrative expenses net of the increase in selling expenses as a percentage of net sales.

Interest expense. Interest expense increased slightly in the second quarter of 1997 compared to the year-earlier period. Higher average borrowings incurred to support the growth in sales increased interest expense by $.4 million.

B.  Comparative Six-Month Results of Operations
    -------------------------------------------

Net sales for the six months ended June 30, 1997 increased 13.5% to $343.1 million as compared to $302.2 million in the corresponding prior-year period. Net income advanced 22.9% to $14.5 million, or $.87 per share, compared with $11.8 million, or $.70 per share, in the 1996 six-month period.

Net Sales. Net sales in the sporting goods and other recreational products group increased 18.7% to $235.8 million from $198.6 million in the 1996 period. The improvement was mainly due to an increase of over 100% in worldwide shipments of preseason orders of K2 softboot in-line skates. Ski sales enjoyed a 19.7% growth as a result of increased demand for K2's innovative shaped skis. Sales of backpacks and full-suspension mountain bikes added modestly to the sales improvement for the period. Shakespeare fishing tackle sales declined due to the impact during the first quarter of the one-year promotional program in effect a year ago. Sales of Stearns active water sports products declined slightly, and sales of Hilton active apparel were lower due to a softness in demand for jackets.

The industrial products group reported net sales of $107.3 million for the six months ended June 30, 1997, up from the $103.6 million in the year-earlier period. Improved sales of fiberglass lightpoles, marine antennas and industrial flexible packaging offset slightly lower sales of paperweaving monofilaments.

Gross Profit. Gross profit improved 18.0% to $97.5 million, or 28.4% of net sales, in the first six months of 1997 compared to $82.6 million, or 27.3% of sales, in the corresponding year-earlier period. The improvement in gross profit as a percentage of net sales resulted from a sales mix that included a larger proportion of higher margin products and manufacturing efficiency gains, particularly at Shakespeare's fiberglass pole operation. Partially offsetting the improvement was the impact of closeout sales of mountain bikes.

Costs and Expenses. Selling expenses increased 26.9% to $45.3 million, or 13.2% of net sales, in the first six months of 1997 compared to $35.7 million, or 11.8% of sales in the comparable 1996 period. Higher sales volume and increased marketing and promotional activities contributed to the rise in selling expenses. General and administrative expenses increased slightly to $26.2 million, as compared to $25.5 million in the year-earlier period, but declined as a percentage of sales from 8.4% to 7.6%.

Operating Income. Operating income improved 21.5% to $26.0 million, or 7.6% of net sales, in the first six months of 1997, as compared to $21.4 million, or 7.1% of net sales, in the same prior-year period. The percentage increase was due to higher gross profit margins, partially reduced by higher selling expenses.

Interest Expense. Interest expense increased slightly in the first half of 1997 compared to the year-earlier period. Higher average borrowings incurred to support the growth in sales increased interest expense by $.9 million, which was offset by a reduction of $.4 million due to lower interest rates.

C.   Financial Condition
     -------------------

The Company's operating activities provided $11.3 million of cash during the six months ended June 30, 1997 as compared to $26.9 million of cash during the six months ended June 30, 1996. The decline in the cash provided in the 1997 period was primarily due to financing higher levels of working capital arising from the growth of sales of in-line skates and the corresponding increase in inventory.

Increased capital expenditures of $4.3 million were offset by the funds received from the sale of investments. Higher capital expenditures were necessary in the first half of 1997 to increase manufacturing capacity in the recreational products group and improve manufacturing efficiencies in the industrial products group. The impact of the strong dollar on the net assets of European subsidiaries also contributed to the increase. There were no material commitments for capital expenditures at June 30, 1997.

Net cash used in financing activities was $9.2 million in the 1997 six month period as compared with $17.7 million in the corresponding year ago period. The net reduction of $8.6 million in cash used was due to an increase in borrowings to support the growth in sales. Partially offsetting this increase was the repayment of $4.5 million from the Company's ESOP for funds borrowed in the prior year. During the 1997 six month period, the Company increased its primary long-term borrowing facility from $75 million to $100 million.

The Company anticipates its remaining cash needs in 1997 will be provided from operations and borrowings under existing credit lines.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, two directors of the Company, Robert T. Anthony and Abraham L. Gray, and Mr. Anthony's mother, acting as stockholders of the Company, filed a complaint on December 5, 1995 in the California Superior Court for Los Angeles County (No. BC140251) entitled Marilyn Anthony, Robert T. Anthony and Abraham L. Gray vs. John B. Simon, Hugh V. Hunter, Anthony Industries, Inc. and Does 1 through 100. The complaint purports to be a derivative complaint brought on behalf of the Company and arises out of the negotiation and approval of a retirement agreement in November 1995 between the Company and B. I. Forester, then the Company's Chairman of the Board and Chief Executive Officer.

          On September 11, 1996, the Board of Directors appointed a Special Committee and delegated to it various matters including the task of evaluating whether continuance of the lawsuit is in the best interest of the Company. On February 18, 1997, the Special Committee issued a report finding that the lawsuit is without merit, a waste of corporate resources and should be dismissed. Based on this finding, the Company moved for a summary judgment. The Court heard the Company's motion for summary judgment on July 23, 1997 and orally granted the motion. The Court indicated its intention to enter a formal, written order of dismissal on, or shortly after, August 18, 1997. The plaintiffs will have 60 days thereafter to file an appeal, if they choose to do so.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27  Financial Data Schedule

         (b)  Reports on Form 8-K filed in the second quarter ended June 30,
              1997

              None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   K2 INC.
                                                 (registrant)

Date:  August 13, 1997                   /s/ RICHARD M. RODSTEIN
                                         --------------------------------
                                         Richard M. Rodstein
                                         President and Chief Executive
                                         Officer



Date:  August 13, 1997                   /s/ JOHN J. RANGEL
                                         --------------------------------
                                         John J. Rangel
                                         Senior Vice President - Finance