Form 10-Q
period 1997-09-30
K2 INC
filed 1997-11-12
CIK 6720

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1997           Commission File No. 1-4290



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

                                              Yes X
                                                  -

As of October 31, 1997, the total number of outstanding shares of each of the issuer's classes of common stock was:

Common Stock, par value $1                          16,534,821 Shares

                          FORM 10-Q QUARTERLY REPORT
                        PART - 1 FINANCIAL INFORMATION

Item 1.  Financial Statements


STATEMENTS OF CONSOLIDATED INCOME (condensed)
(In thousands, except per share figures)


                                                        Three months                Nine months
                                                     ended September 30          ended September 30
                                                 ------------------------------------------------------
                                                     1997          1996          1997          1996
                                                 --------------------------  --------------------------
                                                                           (Unaudited)

Net sales                                           $142,335      $147,664      $485,398      $449,890
Cost of products sold                                101,327       104,830       346,863       324,457
                                                 ------------  ------------  ------------  ------------
Gross profit                                          41,008        42,834       138,535       125,433

Selling expenses                                      19,416        18,036        64,698        53,737
General and administrative expenses                   12,190        12,668        38,386        38,170
Restructuring charge                                   2,400                       2,400
                                                 ------------  ------------  ------------  ------------
Operating income                                       7,002        12,130        33,051        33,526

Interest expense                                       2,574         2,076         7,772         6,805
Other expense (income), net                              116          (433)         (112)       (1,065)
                                                 ------------  ------------  ------------  ------------
Income before provision for income taxes               4,312        10,487        25,391        27,786

Provision for income taxes                             1,245         3,355         7,775         8,890
                                                 ------------  ------------  ------------  ------------

Net income                                          $  3,067      $  7,132      $ 17,616      $ 18,896
                                                  ===========   ===========   ===========   ===========
Per share data:
   Net income                                       $   0.18      $   0.43      $   1.05      $   1.13

   Cash dividend                                    $   0.11      $   0.11      $   0.33      $   0.33


Weighted average shares outstanding                   16,720        16,747        16,713        16,732


See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(In thousands)

                                                           September 30,    December 31,
                                                                1997           1996 *
                                                           --------------  --------------
                                                            (Unaudited)

                         Assets
                         ------
Current Assets
   Cash and cash equivalents                                    $  6,237        $ 10,860
   Accounts receivable, net                                      108,069          94,079
   Inventories
     Finished goods                                              131,269         111,989
     Work in process                                              12,266          10,810
     Raw materials                                                41,812          37,041
                                                           --------------  --------------
                                                                 185,347         159,840
     Less LIFO reserve                                             4,651           4,464
                                                           --------------  --------------
                                                                 180,696         155,376

   Deferred taxes                                                  8,997           8,195
   Prepaid expenses and other current assets                       7,726           5,899
                                                           --------------  --------------
   Total current assets                                          311,725         274,409

Property, plant and equipment                                    172,477         157,371
Less allowance for depreciation and amortization                  98,169          89,848
                                                           --------------  --------------
                                                                  74,308          67,523

Intangibles, net - principally goodwill                           15,968          16,346
Investments                                                                        6,408
Other                                                              3,243           3,145
                                                           --------------  --------------
     Total Assets                                               $405,244        $367,831
                                                            =============   =============

(In thousands, except per share figures)


                                                           September 30,    December 31,
                                                                1997           1996 *
                                                           --------------  --------------
                                                            (Unaudited)

         Liabilities and Shareholders' Equity
         ------------------------------------
Current Liabilities
     Bank loans                                                 $ 31,519        $  7,307
     Accounts payable                                             21,906          26,639
     Accrued payroll and related                                  20,652          20,410
     Other accruals                                               24,375          15,012
     Current portion of long-term debt                             4,446           4,882
                                                           --------------  --------------
     Total current liabilities                                   102,898          74,250

Long-term debt, less current portion                              86,112          89,096
Deferred taxes                                                    15,497          15,497

Shareholders' Equity
     Preferred Stock $1 par value, authorized
      12,500,000 shares, none issued
     Common Stock, $1 par value, authorized
      40,000,000 shares, issued shares -
      17,158,080 in 1997 and 17,131,662 in 1996                   17,158          17,132
     Additional paid-in capital                                  132,055         131,627
     Retained earnings                                            67,203          55,047
     Employee Stock Ownership Plan and
      stock option loans                                          (3,037)         (7,087)
     Treasury shares at cost, 623,759 shares in
      1997 and 575,928 in 1996                                    (8,106)         (6,719)
     Cumulative translation adjustments                           (4,536)         (1,012)
                                                           --------------  --------------
     Total Shareholders' Equity                                  200,737         188,988
                                                           --------------  --------------
     Total Liabilities and Shareholders' Equity                 $405,244        $367,831
                                                            =============   =============

* Derived from the audited consolidated balance sheet at December 31, 1996.

See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(In thousands)

                                                                                      Nine months
                                                                                   ended September 30
                                                                               --------------------------
                                                                                   1997          1996
                                                                               --------------------------
                                                                                       (unaudited)
Operating Activities
   Net income                                                                      $ 17,616     $ 18,896
   Adjustments to reconcile net income to net cash
     provided by (used in ) operating activities:
        Depreciation and amortization                                                10,276        7,017
        Deferred taxes                                                                 (802)       2,668
        Changes in operating assets and liabilities:
           Accounts receivable                                                       (8,765)     (12,307)
           Inventories                                                              (25,320)       4,967
           Prepaid expenses and other current assets                                 (1,827)      (4,448)
           Accounts payable                                                          (4,733)      (2,631)
           Payrolls and other accruals                                                9,607          111
                                                                               ------------  ------------
Net cash provided by (used in) operating activities                                  (3,948)      14,273

Investing Activities
     Property, plant and equipment expenditures                                     (16,823)     (12,206)
     Disposals of property, plant and equipment                                         441           64
     Sale of investments                                                              6,408
     Acquisition of businesses, net of cash acquired                                              (3,366)
     Other items, net                                                                (3,808)       1,676
                                                                               ------------  ------------
Net cash used in investing activities                                               (13,782)     (13,832)

Financing Activities
     Borrowings under long-term debt                                                 24,667       49,000
     Payments of long-term debt                                                     (28,086)     (35,896)
     Net increase (decrease) in short-term bank loans                                24,211      (45,430)
     (Repurchase of) proceeds from accounts receivable facility                      (5,225)      40,725
     Dividends paid                                                                  (5,460)      (5,470)
     Repayment of loans to (borrowing by) ESOP                                        3,000       (4,600)
                                                                               ------------  ------------
Net cash provided by (used in) financing activities                                  13,107       (1,671)
                                                                               ------------  ------------
Net decrease in cash and cash equivalents                                            (4,623)      (1,230)

Cash and cash equivalents at beginning of period                                     10,860        7,357
                                                                               ------------  ------------
Cash and cash equivalents at end of period                                         $  6,237     $  6,127
                                                                                ===========   ===========

Supplemental disclosure of cash flow information:
      Interest paid                                                                $  6,597     $  5,950
      Income taxes paid                                                               8,577        4,506

See notes to consolidated condensed financial statements.

                                    K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Allowances

Accounts receivable are net of allowances for doubtful accounts of $5,592,000 at September 30, 1997 and $6,120,000 at December 31, 1996.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes a different method of computing earnings per share than is currently used. The Company will be required to present both basic earnings per share and diluted earnings per share. Basic earnings per share for the three and nine months ended September 30, 1997 were $.19 and $1.07, respectively, and $.43 and $1.14, respectively, for the three and nine months ended September 30, 1996. Diluted earnings per share for all of these periods were not materially different than basic earnings per share. The Company plans to adopt SFAS No. 128 on December 31, 1997, and at that time all historical earnings per share data presented will be restated to conform to the provisions of SFAS No. 128.

                                    K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -CONTINUED
                               SEPTEMBER 30, 1997


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

NOTE 3 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

On April 18, 1997, the Company increased its unsecured, five-year bank revolving credit line from $75 million to $100 million and extended its due date to May 20, 2002. All other material terms remained unchanged. This credit facility is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of September 30, 1997, $16.0 million of retained earnings were free of such restrictions.

At September 30, 1997, $41.5 million of accounts receivable has been sold under the existing $50 million accounts receivable purchase facility.

NOTE 4 - RESTRUCTURING CHARGE

A special restructuring charge of $2.4 million ($1.6 million, or $.09 per share, after-tax) was recorded in the third quarter of 1997. The restructuring charge was recorded subsequent to the announcement of the Company's plan to consolidate its mountain bike and outdoor equipment operations into its facility on Vashon Island, Washington, and move its production of outdoor products to outside sources. The restructuring charge includes slightly over $1.0 million in expected cash outlays primarily related to severance benefits and shutdown of the facilities. The balance of the restructuring charge relates to the divestiture of the remaining assets. The Company plans to complete the restructuring by the end of the first quarter of 1998.

NOTE 5 - SUBSEQUENT EVENTS

On October 1, 1997, the Company purchased the stock of Planet Earth Skateboards, Inc., a designer, manufacturer and marketer of skateboards and related apparel and accessories. The Company also purchased, on October 20, 1997, the net assets of Katin U.S.A., Inc., a designer, manufacturer and marketer of surfwear apparel. The combined purchase price of the acquisitions was not material.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.    Comparative Third Quarter Results of Operations
      -----------------------------------------------

Net sales for the three months ended September 30, 1997 declined to $142.3 million from $147.7 million in the year-earlier period. Net income for the period fell to $3.1 million, or $.18 per share, from $7.1 million, or $.43 per share, a year ago. In the current year's quarter, net income included the impact of a special restructuring charge of $2.4 million ($1.6 million, or $.09 per share, after-tax).

Net sales. In the sporting goods and other recreational products group, net sales declined to $94.7 million from $99.6 million in the year-earlier period. Sales of K2 in-line skates for the quarter fell 32.2%, reflecting disappointing industry-wide sales of in-line skates coupled with significant discounting of large amounts of inventory of hard plastic skates by competitors and unfavorable weather conditions throughout most of the summer in Europe. Partially offsetting the decline was an increase in snowboard boot, binding and board sales. Demand for Shakespeare's core fishing tackle products strengthened substantially, although overall shipments were down due to the impact of a one-time promotional program a year ago. Contributing to the demand were favorable weather conditions which extended the fishing season and new products which have been well received by the retailers. Sales of Hilton activewear declined due to soft third quarter demand for activewear in the advertising specialty market. Each of the Compamy's other recreational and sporting goods product lines - Stearns active water sports products, K2 mountain bikes and Dana Design and K2 outdoor products - reported sales gains during the quarter.

Net sales of the industrial products group were essentially flat at $47.6 million versus $48.1 million. Continuing strong demand of fiberglass lightpoles and antennas aided by sales gains in paperweaving monofilaments and industrial flexible packaging were offset by lower sales of Simplex's Thermo-ply insulative sheathing for the residential housing market. Significant competition from a competitive product primarily accounted for the sales decline.

Gross profit. Gross profit decreased slightly to $41.0 million, or 28.8% of net sales, in the third quarter as compared to $42.8 million, or 29.0% of net sales, in the prior year's quarter. The dollar decline in gross profit is largely volume related. The percentage decline in gross profit reflects an increase in the quarter in the cost of raw materials used in the manufacture of Thermo-ply, partially offset by a favorable sales mix of higher margin products and improvements in manufacturing efficiencies in several other businesses.

Costs and expenses. Selling expenses for the third quarter increased to $19.4 million, or 13.6% of net sales, from $18.0 million, or 12.2% of net sales, in the prior year. The increase was mainly attributable to K2 brand marketing and promotional activities. General and administrative expenses, before the restructuring charge, decreased to $12.2 million as compared to $12.7 million in the prior year period. As a percentage of net sales, these expenses were 8.6% for both years.

Restructuring charge. A special restructuring charge of $2.4 million ($1.6 million, or $.09 per share, after-tax) was recorded subsequent to the announcement of the Company's plan to consolidate its mountain bike and outdoor equipment operations into its facility on Vashon Island, Washington, and move its production of outdoor products to outside sources. The restructuring charge includes slightly over $1.0 million in expected cash outlays primarily related to severance benefits and shutdown of the facilities. The balance of the restructuring charge relates to the divestiture of the remaining assets. The Company plans to complete the restructuring by the end of the first quarter of 1998.

Operating income. Operating income before the restructuring charge fell to $9.4 million, or 6.6% of net sales, in the third quarter as compared to $12.1 million, or 8.2% of net sales, in the comparable 1996 period. The decline is mainly due to higher selling expenses for the quarter. Operating profit after the restructuring charge was $7.0 million, or 4.9% of net sales, versus $12.1 million, or 8.2% of net sales, in the third quarter of 1996.

Interest expense. Interest expense increased $498,000 in the third quarter of 1997 compared to the year-earlier period. The increase was primarily due to higher average borrowings to finance higher levels of working capital arising from an increase of in-line skate inventory.


B.   Comparative Nine-Month Results of Operations
     --------------------------------------------

Net sales for the nine months ended September 30, 1997 increased to $485.4 million as compared to $449.9 million in the corresponding prior-year period. Net income decreased to $17.6 million, or $1.05 per share, compared with $18.9 million, or $1.13 per share, in the 1996 nine-month period. Net income for the current year's period included the impact of a special restructuring charge of $2.4 million ($1.6 million, or $.09 per share, after-tax).

Net Sales. Net sales in the sporting goods and other recreational products group increased to $330.5 million from $298.2 million in the 1996 period. The improvement was mainly due to sharply higher preseason shipments of K2 softboot in-line skates in the first six months of the year. Ski sales also grew as a result of increased demand for K2's innovative shaped skis while sales of backpacks and full-suspension mountain bikes also improved for the period. Shakespeare fishing tackle sales declined due to the impact of the one-year Marlboro promotional program in effect a year ago. Sales of Stearns active water sports products increased slightly, while sales of Hilton active apparel were lower due to a softness in demand for jackets and warm up suits.

The industrial products group reported net sales of $154.9 million for the nine months ended September 30, 1997, up from the $151.7 million in the year-earlier period. Improved sales of fiberglass poles, marine antennas and industrial flexible packaging accounted for the increase.

Gross Profit. Gross profit improved to $138.5 million, or 28.5% of net sales, for the first nine months compared to $125.4 million, or 27.9% of sales, in the corresponding year-earlier period. The improvement in gross profit as a percentage of net sales arose from a favorable sales mix and manufacturing efficiency gains. Partially offsetting the improvement was the impact of closeout sales of mountain bikes and the higher cost of raw materials used in the manufacture of Thermo-ply.

Costs and Expenses. Selling expenses increased to $64.7 million, or 13.3% of net sales, in the first nine months compared to $53.7 million, or 11.9% of net sales, in the comparable 1996 period. Higher sales volume and increased marketing and promotional activities contributed to the rise in selling expenses. General and administrative expenses increased slightly to $38.4 million prior to the restructuring charge of $2.4 million.

Operating Income. Operating income before the restructuring charge increased to $35.5 million, or 7.3% of net sales, in the first nine months as compared to $33.5 million, or 7.4% of net sales, in the corresponding prior-year period.
The dollar increase was due to an improvement in sales augmented by a higher gross profit percentage. Operating income after the restructuring charge was $33.1 million, or 6.8% of net sales.

Interest Expense. Interest expense increased $967,000 in the first nine months compared to the year-earlier period. The increase was primarily due to $1.3 million of higher average borrowings, offset in part by a reduction of $333,000 from lower interest rates.

C.   Financial Condition
     -------------------

The Company's operating activities used $3.9 million of cash during the nine months ended September 30, 1997, as compared to $14.3 million of cash provided during the nine months ended September 30, 1996. The decline in the cash provided in the 1997 period was primarily due to financing higher levels of working capital arising from an increase of in-line skate inventory.

Higher capital expenditures of $4.6 million were incurred to increase manufacturing capacity in the recreational products group and improve manufacturing efficiencies in the industrial products group. There were no material commitments for capital expenditures at September 30, 1997.

Net cash provided by financing activities was $13.1 million in the 1997 nine-month period as compared with $1.7 million used in the corresponding year-ago period. The net increase of $14.8 million in cash provided was due to an increase in borrowings to support the growth in inventory and the repayment of $3.0 million from the Company's ESOP for funds borrowed in the prior year. During the 1997 nine-month period, the Company increased its primary long-term borrowing facility from $75 million to $100 million.

The Company anticipates its remaining cash needs in 1997 will be provided from operations and borrowings under existing credit lines.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, two then directors of the Company, Robert T. Anthony and Abraham L. Gray (who remains a director of the Company), and Mr. Anthony's mother, acting as stockholders of the Company, filed a complaint on December 5, 1995 in the California Superior Court for Los Angeles County (No. BC140251) entitled Marilyn Anthony, Robert T. Anthony and Abraham L. Gray vs. John B. Simon, Hugh V. Hunter, Anthony Industries, Inc. and Does 1 through 100. The complaint purports to be a derivative complaint brought on behalf of the Company and arises out of the negotiation and approval of a retirement agreement in November 1995 between the Company and B. I. Forester, then the Company's Chairman of the Board and Chief Executive Officer.

          On September 11, 1996, the Board of Directors appointed a Special Committee and delegated to it various matters including the task of evaluating whether continuance of the lawsuit is in the best interest of the Company. On February 18, 1997, the Special Committee issued a report finding that the lawsuit is without merit, a waste of corporate resources and should be dismissed. Based on this finding, the Company moved for a summary judgment. The Court granted the Company's motion for summary judgment and, on September 15, 1997, dismissed the lawsuit with prejudice. On October 28, 1997, the plaintiffs filed a notice of appeal to the dismissal. The plaintiff's appeal is currently pending.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)  Exhibits

                       27    Financial Data Schedule

                  (b) Reports on Form 8-K filed in the third quarter ended September 30, 1997

                       None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   K2 INC.
                                                 (registrant)



Date:  November 12, 1997                 /s/ RICHARD M. RODSTEIN
                                         --------------------------
                                         Richard M. Rodstein
                                         President and Chief Executive
                                         Officer



Date:  November 12, 1997                 /s/ JOHN J. RANGEL
                                         ------------------
                                         John J. Rangel
                                         Senior Vice President - Finance