Form 10-K405
period 1997-12-31
K2 INC
filed 1998-03-30
CIK 6720

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 1997                  COMMISSION FILE NO. 1-4290
                            ------------------------

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

                            ------------------------

       Registrant's telephone number, including area code (213) 724-2800

          Securities registered pursuant to Section 12(b) of the Act:

                TILE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------------  ---------------------------------------------------
            Common Stock, par value $1                             New York Stock Exchange
                                                                      Pacific Exchange
     Series A Preferred Stock Purchase Rights                      New York Stock Exchange
                                                                      Pacific Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
                            ------------------------

    Indicate by an "X" whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days. Yes __X__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $279,883,800 as of March 16, 1998.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 16, 1998.

             Common Stock, par value $1            16,538,321 Shares

    Documents Incorporated by Reference

        Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 7, 1998 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FORM 10-K ANNUAL REPORT
                                     PART I

ITEM 1. BUSINESS:

GENERAL

    K2 Inc. ("K2 Inc.," or the "Company") is a premier, branded consumer products company with a portfolio of diversified sporting goods and other recreational products. The Company is also a supplier of selected industrial products. K2 Inc.'s sporting goods and other recreational products include several name brand lines such as K2 and OLIN alpine skis, K2 snowboards, boots and bindings, K2 in-line skates, K2 full-suspension mountain bikes, SHAKESPEARE fishing rods and reels, STEARNS personal flotation devices, rainwear and wet suits and DANA DESIGN and K2 backpacks and hydration systems. The Company also produces and markets HILTON corporate casual apparel and K2 ski apparel. K2 Inc.'s industrial products consist primarily of SHAKESPEARE monofilament line which is used, among others, in weed trimmers, in paper mills and as fishing line; SHAKESPEARE fiberglass and composite marine antennas, light, transmission and distribution poles and SIMPLEX coated and laminated products. Founded in 1946, K2 Inc. has grown to nearly $650 million in annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic information, see Note 12 of Notes to Consolidated Financial Statements.

    In recent years, the Company has aggressively expanded into several new sporting goods markets in the United States, Europe and Japan, including in-line skates, snowboards and full-suspension mountain bikes. Management believes these newer products have benefited from the market share positions of other Company products, several of which are now among the top brands in their respective markets. For example, in the United States, K2 has the #2 market position in alpine skis, snowboards, boots and bindings, and management believes that STEARNS has the #1 market position in personal flotation devices and that Shakespeare's UGLY STIK is the top selling line of moderately-priced fishing rods.

    The Company's common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: KTO).

SPORTING GOODS AND OTHER RECREATION PRODUCTS

    Net sales for sporting goods and other recreational products were $445.0 million in 1997, $407.3 million in 1996 and $349.4 million in 1995. The following table lists the Company's principal sporting good products and the brand names under which they are sold.

PRODUCT                                                               BRAND NAME
-------------------------------------------------------  -------------------------------------
Alpine Skis............................................  K2, Olin
Snowboards and Accessories.............................  K2
In-line Skates.........................................  K2
Fishing Rods and Reels.................................  Shakespeare, Ugly Stik, Pfleuger
Active Water Sports Products...........................  Stearns
Full-Suspension Mountain Bikes.........................  K2, Girvin, Noleen
Backpacks and Hydration Systems........................  Dana Design, K2
Imprinted Corporate Casuals............................  Hilton, USA
Ski and Snowboard Apparel..............................  K2

    ALPINE SKIS. The Company sells its alpine skis under the names K2 and OLIN in the 3 major ski markets of the world--the United States, Europe and Japan. K2 offers skis in a broad range of styles for a variety of conditions and types of skiing at mid to upper price points. While participation rates for alpine skiing have been relatively flat during the past few years, the Company believes that industry retail sales declined in the domestic market in 1997. Over the past few years the market share of K2 skis have benefited from their popularity among retail purchasers, resulting from their high-quality, innovative features, (such as its line of deep side-cut skis incorporating piezoelectronics technology), attractive graphics, creative marketing and their U.S. production.

    K2 and OLIN skis are manufactured by the Company in the United States and Norway. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. K2 alpine skis are marketed to skiers ranging from beginners to top racers using youthful and often irreverent advertising. OLIN skis are marketed toward more mature and affluent purchasers. To assist in its marketing efforts, the Company sponsors amateur and professional skiers including the well-known extreme skier, Glen Plake and Olympic gold-medalist Jonny Moseley.

    SNOWBOARDS. The Company sells snowboards under the K2 brand and snowboard bindings and snowboard boots under the K2 CLICKER brand. Back country accessories, including packs and high performance snowshoes integrating the CLICKER bindings and backpacks for carrying snowboards and other gear when hiking into the backcountry were introduced in 1996. The snowboard market, which is highly fragmented, is gradually consolidating in favor of the larger, better established brands. K2, one of the larger brands, is one of the few companies which manufactures its own snowboards (most of its competitors source their products from others). The Company believes that its manufacturing capability and ability to innovate provide a competitive advantage. Like its alpine skis, K2 snowboards are of high quality, have innovative features and attractive graphics and are creatively marketed.

    The Company's innovations in its snowboarding line include the CLICKER, a revolutionary step-in binding system for snowboards jointly developed with Shimano Inc. and sourced from them under a distribution agreement, and the Electra, a snowboard which utilizes piezoelectronics technology. The CLICKER is among the first commercially available step-in binding systems for snowboards.

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

    IN-LINE SKATES. The Company introduced its K2 soft boot in-line skates in 1994. The in-line skate market had grown dramatically since then, however, industry sales began to soften in 1997, becoming more pronounced in the second half of the year. K2's in-line skates target the enthusiast and are priced at the mid to upper end of the industry's price points. K2 skates are attractive and of high quality and have innovative features such as a soft mesh and leather upper designed for improved comfort, with a rigid plastic cuff for support. The Company's in-line skates also offer high quality in-line skate components, which are manufactured by others.

    K2 in-line skates are manufactured to Company specifications primarily by vendors in Korea and China. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. During 1997, sales of in-line skates in Europe amounted to approximately 60% of total in-line skate sales.

    FISHING RODS AND REELS. The Company sells fishing rods, reels and fishing line in most of the world. The Company believes that Shakespeare's UGLY STIK models have been the best selling fishing rods in the U.S. over the past 20 years. The success of these fishing rods has allowed the Company to establish a strong position with retailers, thereby increasing sales of new rods, reels and kits and combos. SHAKESPEARE rods and reels are manufactured principally in the People's Republic of China, although blanks for the UGLY STIK fishing rod are made by the Company in the United States. SHAKESPEARE products are sold directly by the Company and through independent sales representatives to mass merchandisers (two of which in the aggregate purchase more than one-third of the Company's fishing rods and reels).

    ACTIVE WATER SPORTS PRODUCTS. The Company sells STEARNS flotation vests, jackets and suits ("personal flotation devices"), cold water immersion products, wet suits, outdoor products and rainwear in the United States and in certain foreign countries. Stearns has recently introduced towables, which are inflatable flotation products towed behind waterski boats. In the United States, occupants of boats are required by law either to wear or have available personal flotation devices meeting Coast Guard standards. STEARNS personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories. Stearns manufactures its personal flotation devices in the U.S. and sources its other products from Asia. Stearns products are sold principally through an in-house marketing staff and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

    FULL-SUSPENSION MOUNTAIN BIKES. K2 designs and distributes high quality full-suspension mountain bikes and components under the K2, NOLEEN and FLEXSTEM names in the United States and internationally. Performance and comfort are provided by these bikes, which have shock absorbing elements for both front and rear wheels, thereby improving climbing ability and decreasing rider fatigue and off-road vibration. K2 entered the full-suspension mountain bike business in 1993 through its acquisition of Girvin, and continues to market bikes under the ProFlex brand name. During 1997, the Company changed the name of its mountain bikes to K2 in conjunction with the introduction of several innovative products, including the SMART SHOCK and a carbon fiber frame. Although the Company believes that the growth of the market for mountain bikes has declined, it believes that growth could be obtained through market share gains by providing innovative, quality products delivered on a timely basis. K2, through its acquired company, is a pioneer of full-suspension mountain bikes, and the Company believes it is one of the largest wholesale distributors of such bikes in the United States. K2 manufactures certain components, including its SMART SHOCK and carbon fiber frames, at its facility in the United States and sources the remaining components from vendors worldwide. The bikes are manufactured and assembled to K2'S specifications by vendors and are distributed through an in-house marketing staff and by independent sales representatives to independent bicycle dealers in the U.S. and through distributors internationally. As part of its promotional and marketing efforts, K2 sponsors the K2 mountain bike racing team.

    BACKPACKS. Dana Design, which was acquired by the Company in 1995, manufactures and distributes high-end backpacks in the U.S. DANA DESIGN products are known for their comfort, high quality and innovative features, such as custom fitting. In 1996 the line was extended to include a line of external frame mid-priced backpacks with a patented fiberglass wand fitting system and a hydration system with a patented bite valve. The line also includes a series of "activity specific" packs marketed by K2 ski, mountain bike and snowboard. DANA DESIGN and K2 backpacks are primarily manufactured to the Company's specifications by vendors in Asia for sale by independent sales representatives to specialty retailers in the United States.

    CORPORATE CASUALS. The Company manufactures and distributes jackets, shirts, fleece tops and other active wear under the HILTON and USA brand names. The products are sold in the United States to advertising specialty customers, embroiderers and screen printers who in turn sell imprinted items, including garments, principally to corporate buyers. HILTON and USA apparel, which are both manufactured by the Company in the United States and sourced from offshore vendors, are sold through catalogs by direct sales force and by independent sales representatives.

    SKI AND SNOWBOARD APPAREL. K2 ski apparel, sold exclusively in Europe, is manufactured to the Company's specifications by various suppliers located in Europe and Asia. K2 snowboard apparel, sold in the US and Europe, is manufactured to the Company's specifications by suppliers in the United States. The apparel is sold in Germany through a Company-owned distributor and through the remainder of Europe through independent distributors from whom the Company receives a royalty and in the U.S. by sales representatives in the case of snowboard apparel.

INDUSTRIAL PRODUCTS

    Net sales of industrial products were $201.9 million in 1997, $195.4 million in 1996 and $194.9 million in 1995. The following table lists the Company's principal industrial products and the brand names under which they are sold.

PRODUCT                                                                       BRAND NAME
-----------------------------------------------------------------------  ---------------------
Monofilament Line......................................................  Shakespeare
Composite Utility and Decorative Light Poles...........................  Shakespeare
Fiberglass Marine Radio Antennas.......................................  Shakespeare
Coated and Laminated Paperboard Products...............................  Thermo-ply
Protective Building Wrap...............................................  Barricade, R-Wrap
Synthetic Commercial Building Coatings.................................  Finestone

    MONOFILAMENT LINE. Nylon and polyester monofilament line is domestically manufactured by the Company in a variety of diameters, tensile strengths and softness. Monofilament is used in various applications including the manufacture of woven mats for use by paper producers in the United States, Europe and South America and for use as line in weed trimmers in the United States. Monofilament sold in Europe for woven mats is manufactured primarily in the Company's U.K. facility. Shakespeare monofilament also manufactures fishing line domestically, which is marketed by Shakespeare's fishing tackle division to retailers and mass merchandisers.

    COMPOSITE UTILITY AND DECORATIVE LIGHT POLES. The Company produces and sells composite utility and decorative light poles under the SHAKESPEARE name in the United States principally to public and private utilities and developers for specialty and unique applications. The Company believes that a large majority of major utility companies in the United States have approved the use of composites for its light and utility poles.

    MARINE RADIO ANTENNAS. The Company manufactures fiberglass radio antennas in the United States for marine, citizen band and military application under the SHAKESPEARE name. The products are sold primarily in the United States. The Company also distributes marine radios and other marine electronics under the SHAKESPEARE name which are manufactured in Asia to the Company's specifications. The antennas, radios and other marine electronics are sold by an in-house sales department and independent sales representatives to specialty marine dealers.

    COATED AND LAMINATED PAPERBOARD PRODUCTS. K2's Simplex business manufactures a wide range of coated and laminated paperboard products, which include insulative sheathing marketed under the trademark THERMO-PLY and flexible packaging paperboard products. The products are manufactured in the United States and are sold to a large number of customers in the domestic residential and manufactured housing, container and industrial packaging industries, and in the case of THERMO-PLY, to the Japanese residential housing industry. The Company also operates a paper recycling mill which produces chip paperboard used primarily in the manufacture of THERMO-PLY and sold secondarily to other markets.

    PROTECTIVE BUILDING WRAP. The Company manufactures and sells protective building wrap in the United States under the names R-WRAP and BARRICADE to the domestic residential and manufactured housing industries. The products are generally sold through distributors to home builders.

    SYNTHETIC COMMERCIAL BUILDING COATINGS. The Company manufactures and sells synthetic commercial building coatings in the United States under the name FINESTONE to the domestic commercial construction industry. The products are marketed primarily to architects and builders.

COMPETITION

    The Company's competition varies among its business lines. The sporting goods and recreational products markets are generally highly competitive, with competition centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than snowboards and active wear) consists of a relatively small number of large producers, some of whom have greater financial and other resources than the Company. A large number of companies compete in snowboards and active wear. While the Company believes that its well-recognized brand names, established distribution networks and reputation for developing and introducing innovative products have been key factors in the successful introduction of its sporting goods products, there are no significant technological or capital barriers to entry into the markets for many sporting goods and recreational products. These markets face competition from other leisure activities, and sales of leisure products are affected by changes in consumer tastes, which are difficult to predict.

    The Company believes that its industrial products segment competes based on product quality, service and delivery, however, the Company's industrial products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products such as paperboard container components. Insulative sheathing products compete with substitute products and materials, such as Oriented Strand Board. Composite utility and light poles compete with products made of other materials, such as wood and aluminum. Certain industrial competitors have greater financial and other resources than the Company.

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

    The Company has not experienced any substantial difficulty in obtaining raw materials for its industrial products segment, although the cost of recycled corrugated scrap paper, a raw material used in the production of the Company's insulative sheathing, has fluctuated significantly over the past three years. The variation in cost has had a significant impact on the profitability of the insulative sheathing line. No assurances can be given that the Company will be able to adjust its insulative sheathing prices to offset the cost of this raw material. The Company has recently expanded its recycling capabilities to lessen its reliance on recycled corrugated scrap paper.

SEASONALITY AND CYCLICALITY; BACKLOG

    Sales of the Company's sporting goods are generally highly seasonal and in many instances are dependent on weather conditions. The Company's industrial products are mildly seasonal. This seasonality causes the Company's financial results to vary from quarter to quarter, and the Company's sales and earnings are usually weakest in the first quarter. In addition, the nature of the Company's ski, snowboard, mountain bike and in-line skate businesses requires that in anticipation of the selling seasons for these products, it make relatively large investments in inventory, which, in the case of skis and snowboards runs from August through December, in the case of mountain bikes, runs from September through December and in the case of in-line skates, runs primarily from February through July. Relatively large investments in receivables are consequently made during and shortly after such seasons. The rapid delivery requirements of the Company's customers for its sporting goods products and active wear also result in investment in significant amounts of inventory. The Company believes that another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products' retail seasons and ordering based on rates of sale.

    Sales of sporting goods depend to a large extent on general economic conditions including the amount of discretionary income available for leisure activities and consumer confidence. Sales of the Company's industrial products are dependent to varying degrees upon economic conditions in the domestic housing, container and paper industries.

    As a result of the nature of many of the Company's businesses, backlog is generally not significant, except for the in-line skate business. The backlog of in-line skate sales as of February 28, 1998 and 1997 was approximately $36.4 million and $61.3 million, respectively. Management believes that the current backlog demonstrates a shift in demand for in-line skates, as retailers reduce their levels of inventories and place orders closer to their selling season due to uncertainty in the marketplace. The backlog may be subject to cancellation or other adjustments and is not necessarily indicative of future sales.

CUSTOMERS

    The Company believes that its customer relationships are excellent, and no one customer of the Company accounted for ten percent or more of its consolidated annual net sales or 5% of its operating income in 1997 or 1996.

RESEARCH AND DEVELOPMENT

    Consistent with the Company's business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, the Company maintains decentralized research and development departments at several of its manufacturing centers which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $12.4 million in 1997, $9.9 million in 1996 and $7.1 million in 1995 and were expensed as a part of general and administrative expenses in the year incurred.

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1997 and 1996, reserves of approximately $930,000 and $882,000, respectively, were provided, with no provision for expected insurance recovery.

EMPLOYEES

    The Company had approximately 3,800 and 4,000 employees at December 31, 1997 and 1996, respectively. The Company believes that its relations with employees generally have been good. The decline was generally due to a shutdown of certain domestic manufacturing plants.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

    While product innovation is a highly important factor in the Company's sporting goods and other recreational products segments and many of the Company's innovations have been patented, the Company does not believe that the loss of any one patent would have a material effect on it. Certain of its brand names, such as K2, OLIN, SHAKESPEARE, UGLY STIK, PFLEUGER, STEARNS, HILTON and DANA DESIGN are believed by the Company to be well-recognized by consumers and therefore important in the sales of these products. Registered and other trademarks and tradenames of Company products are italicized in this Form 10-K.

ITEM 2. PROPERTIES

    The table below provides information with respect to the principal production and distribution facilities utilized by the Company as of December 31, 1997.

                                                                  OWNED FACILITIES       LEASED FACILITIES
                                                               ----------------------  ----------------------
                                                                 NO. OF      SQUARE      NO. OF      SQUARE
LOCATION                                    TYPE OF FACILITY    LOCATIONS    FOOTAGE    LOCATIONS    FOOTAGE
------------------------------------------  -----------------  -----------  ---------  -----------  ---------
SPORTING GOODS AND OTHER
  RECREATIONAL PRODUCTS

  Alabama.................................  Distribution and
                                            production                  1     170,000           1      15,000
  California..............................  Distribution                                        3      17,000
  Illinois................................  Distribution                                        1      85,000
  Minnesota...............................  Distribution and
                                            production                  2     302,000           5     208,000
  South Carolina..........................  Distribution and
                                            production                  1     100,000
  Washington..............................  Distribution and
                                            production                  1     160,000           2     170,000
  Foreign.................................  Distribution and
                                            production                  2      35,000          17     313,000
                                                                    -----   ---------       -----   ---------
                                                                        7     767,000          29     808,000
                                                                    -----   ---------       -----   ---------
                                                                    -----   ---------       -----   ---------
INDUSTRIAL PRODUCTS

  Florida.................................  Production                  2      77,000           2      41,000
  Michigan................................  Production                  2     298,000           1      21,000
  South Carolina..........................  Distribution and
                                            production                  2     515,000
  Texas...................................  Distribution                                        1      10,000
  Foreign.................................  Distribution and
                                            production                  1      33,000
                                                                    -----   ---------       -----   ---------
                                                                        7     923,000           4      72,000
                                                                    -----   ---------       -----   ---------
                                                                    -----   ---------       -----   ---------

    The corporate headquarters of the Company is located in 15,000 square feet of leased office space in Los Angeles, California. The terms of the Company's leases range from one to eight years, and many are renewable for additional periods. The termination of any lease expiring during 1998 or 1999 would not have a material adverse effect on the Company's operations.

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

    The Company is a nominal defendant in a complaint that purports to be a derivative complaint brought on behalf of the Company against two of its directors. The lawsuit has been dismissed with prejudice, however it is currently on appeal under ANTHONY ET. AL. v. SIMON AND HUNTER ET. AL., California Superior Court for Los Angeles (No. BC 140251).

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1997 and 1996, reserves of approximately $930,000 and $882,000, respectively, were provided, with no provision for expected insurance recovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

NAME                                                       POSITION                                    AGE
----------------------------  -------------------------------------------------------------------      ---
Richard M. Rodstein.........  President and Chief Executive Officer                                        43
Robert E. Doyle.............  Senior Vice President; President of Simplex Products                         51
John J. Rangel..............  Senior Vice President-Finance                                                44
Tony H. Chow................  Vice President and Director of Taxes                                         50
David G. Cook...............  Vice President; President of Stearns                                         60
Timothy C. Cronin...........  Vice President; President of Hilton Corporate Casuals                        47
Woodrow P. Greene...........  Vice President--Quality and Process Improvement                              53
David H. Herzberg...........  Vice President; President of Shakespeare Monofilament                        55
J. Wayne Merck..............  Vice President; President of Shakespeare Composites and Electronics          38
Harry Miller................  Vice President                                                               39
James A. Vandergrift........  Vice President                                                               47
Susan E. McConnell..........  Secretary                                                                    54

    Mr. Rodstein has been President of the Company for more than the past five years and Chief Executive Officer since January 1, 1996.

    Mr. Doyle has been a Senior Vice President of the Company and president of Simplex Products for more than the past five years.

    Mr. Rangel, a CPA, has been Senior Vice President-Finance for more than the past five years.

    Mr. Chow has been a Vice President of the Company for more than the past five years.

    Mr. Cook has been a Vice President of the Company and president of Stearns for more than the past five years.

    Mr. Cronin has been a Vice President of the Company since January 1, 1996 and president of Hilton Corporate Casuals since November 1996. Mr. Cronin was Executive Vice President of Hilton Corporate Casuals from October 1992 to December 1995. From February to October 1992 Mr. Cronin was a design and sourcing executive with Odyssey International Ltd.

    Mr. Greene has been Vice President-Quality and Process Improvement of the Company since January 1, 1993. From June 1995 to June 1996 Mr. Greene was president of Shakespeare Composites and Electronics, and for more than three years previous to that he was Director of Quality and Process Improvement of the Company.

    Mr. Herzberg has been a Vice President of the Company and president of Shakespeare Monofilament for more than the past five years.

    Mr. Merck has been a Vice President of the Company since January 1, 1996 and president of Shakespeare Composites and Electronics since June 1996. Mr. Merck was president of the Company's former Anthony Pools business from February 1994 to June 1996, manager of quality and process improvement of the Company from August 1992 to February 1994, and director of manufacturing of Shakespeare Composites and Electronics for one year previous to that.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS

PRINCIPAL MARKETS

    The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange under the symbol "KTO." At March 16, 1998 there were 1,662 holders of record of Common Stock of the Company.

COMMON STOCK PRICES AND DIVIDENDS

    The following table sets forth, for the quarters indicated, the reported high, low, and closing sales prices of the Company's Common Stock, as reported by the New York Stock Exchange during the Company's two most recent fiscal years:

                                                       STOCK PRICES             DIVIDENDS PER SHARE
                                               -----------------------------   ---------------------
                                                HIGH        LOW       CLOSE            CASH
                                               -------    -------    -------   ---------------------
1997
  Fourth....................................    29 13/16   22 7/16    23             $     .11
  Third.....................................    32 15/16   23 7/16    25 1/8         $     .11
  Second....................................    31 7/8     24 1/8     31 11/16       $     .11
  First.....................................    29 7/8     24 3/8     24 7/8         $     .11

1996
  Fourth....................................    27 1/2     21 1/4     27 1/2         $     .11
  Third.....................................    27 1/4     23 3/8     26 1/8         $     .11
  Second....................................    30 1/8     23 7/8     27 1/8         $     .11
  First.....................................    26 7/8     20 3/8     26 1/2         $     .11

DIVIDENDS

    The Company has paid a cash dividend on the Common Stock since 1978. The timing and amounts of dividends depend on, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. The Company is subject to credit agreements which limit its ability to pay cash dividends. As of December 31, 1997, $16.3 million of retained earnings were free of such restrictions. See
Note 5 of Notes to Consolidated Financial Statements for further description of the Company's credit facilities.

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT FOR COMMON STOCK

    Harris Trust Company of California
    601 South Figueroa Street, Suite 4900
    Los Angeles, California 90017

ITEM 6. SELECTED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31
                                                              ----------------------------------------------------------
                                                               1997(C)       1996        1995        1994        1993
                                                              ----------  ----------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE FIGURES AND PERCENTAGES)
INCOME STATEMENT DATA:
  Net sales.................................................  $  646,933  $  602,734  $  544,268  $  434,995  $  373,712
  Cost of products sold.....................................     465,585     432,775     400,840     319,021     276,759
                                                              ----------  ----------  ----------  ----------  ----------
  Gross profit..............................................     181,348     169,959     143,428     115,974      96,953
  Selling expenses..........................................      86,702      73,844      61,256      49,575      41,519
  General and administrative expenses.......................      38,757      41,878      37,954      32,458      27,488
  Research and development expenses.........................      12,444       9,881       7,132       6,255       4,271
  Restructuring costs (a)...................................       2,400
                                                              ----------  ----------  ----------  ----------  ----------
  Operating income..........................................      41,045      44,356      37,086      27,686      23,675
  Interest expense..........................................      10,560       9,294       9,916       7,481       5,759
  Other income, net.........................................        (630)     (1,480)     (1,449)     (1,239)       (903)
                                                              ----------  ----------  ----------  ----------  ----------
  Income before provision for income taxes..................      31,115      36,542      28,619      21,444      18,819
  Provision for income taxes................................       9,215      11,325       8,820       7,690       6,455
                                                              ----------  ----------  ----------  ----------  ----------
  Income from continuing operations.........................      21,900      25,217      19,799      13,754      12,364
  Discontinued operations, net of taxes (b).................                              (4,920)       (721)     (1,243)
                                                              ----------  ----------  ----------  ----------  ----------
  Net income................................................  $   21,900  $   25,217  $   14,879  $   13,033  $   11,121
                                                              ----------  ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------  ----------
Basic earnings per share:
  Continuing operations.....................................  $     1.32  $     1.52  $     1.38  $     1.17  $     1.06
  Discontinued operations...................................                                (.34)       (.06)       (.11)
                                                              ----------  ----------  ----------  ----------  ----------
  Net income................................................  $     1.32  $     1.52  $     1.04  $     1.10  $     0.95
                                                              ----------  ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------  ----------
Diluted earnings per share:
  Continuing operations.....................................  $     1.31  $     1.51  $     1.37  $     1.15  $     1.05
  Discontinued operations...................................                                (.34)       (.06)       (.11)
                                                              ----------  ----------  ----------  ----------  ----------
  Net income................................................  $     1.31  $     1.51  $     1.03  $     1.09  $     0.94
                                                              ----------  ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------  ----------
Dividends:
  Cash-per share                                              $      .44  $      .44  $      .44  $     .425  $     .405
  Stock.....................................................                                               5%          5%
Basic shares................................................      16,541      16,574      14,367      11,800      11,703
Diluted shares..............................................      16,713      16,734      14,498      11,919      11,798
BALANCE SHEET DATA:
  Total current assets......................................  $  330,168  $  274,409  $  300,455  $  226,474  $  181,790
  Total assets..............................................     428,928     367,831     384,423     301,536     254,093
  Total current liabilities.................................     122,553      74,250     120,533      79,724      66,790
  Long-term debt............................................      88,668      89,096      75,071     109,921      87,271
  Shareholders' equity......................................     202,885     188,988     175,816      98,996      88,656

------------------------

(a) See Note 2 to Notes to Consolidated Financial Statements.

(b) See Note 3 to Notes to Consolidated Financial Statements.

(c) Operating income, net income, basic earnings per share and diluted earnings per share are $43,445, $23,460, $1.42 and $1.40, respectively, before restructuring costs of $2,400 ($1,560 net of taxes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    K2 Inc. is a leading designer, manufacturer and marketer of brand name sporting goods and other recreational products which represents $445.0 million, or 69% of the Company's 1997 consolidated net sales. The Company is also a manufacturer and supplier of selected industrial products, which had sales of $201.9 million in 1997.

    The Company maintains its books using a 52/53-week year, ending on the last Sunday of December. The years ended December 31, 1997 and 1996, consisted of 52 weeks. The year ended in 1995 consisted of 53 weeks. The Company believes that the impact on the financial statements of the additional week in 1995 was not significant.

REVIEW OF OPERATIONS: COMPARISON OF 1997 TO 1996

    Net sales advanced 7.3% to $646.9 million from $602.7 million in 1996. Net income declined to $21.9 million, or $1.31 per diluted shares from $25.2 million, or $1.51 per diluted share in 1996.

    NET SALES. In the sporting goods and other recreational products group, net sales increased 9.3% to $445.0 million from $407.3 million in 1996. The increase was driven by K2 in-line skate sales primarily in the first half of the year. Sales slowed in the second half of the year due to declining consumer demand and significant discounting by competitors. Worldwide sales of snowboards improved for the year reflecting market acceptance of the Clicker step-in bindings and innovative K2 snowboards. Although ski sales increased modestly worldwide, a strengthening dollar against most European currencies had an unfavorable impact on translated sales of our German subsidiary. Shipments of Shakespeare's Ugly Stik fishing rods grew due to the acceptance of new models of the rods. Sales of core reels, and kits and combos also grew during the year, however, overall fishing tackle sales declined due to the end of a one-time promotional program in effect a year ago. New product introductions of inflatables, towables and other active water gear by Stearns also contributed to the increase in sales. Partially offsetting these gains were sales declines of Hilton Corporate Casuals, due to sluggish market conditions and the impact of poor prior year delivery, and lower shipments of full-suspension mountain bikes due to continued softness in the mountain bike market from the prior year.

    In the industrial products group, net sales improved to $201.9 million from $195.4 million in 1996. The increase was due to the growth in sales of Shakespeare composite poles and marine antennas, which benefited from a centennial year promotional program, and from new paperweaving products and specialty resins which helped support the sales growth at the Shakespeare Monofilament business. Soft demand for building products and pricing pressures from competing materials lowered sales at the Simplex business.

    GROSS PROFIT. Gross profit rose 6.6% to $181.3 million, or 28.0% of net sales from $170.0 million, or 28.2% of net sales, in 1996. The slight decline in the gross profit as a percentage of sales was attributable to the 1997 mix of sales which included a larger proportion of shipments to distributors overseas, an increase in manufacturing and sourcing costs and the closeout of certain bike models and apparel at reduced margins.

    COSTS AND EXPENSES. Selling expenses increased 17.5% to $86.7 million, or 13.4% of net sales from $73.8 million, or 12.2% of net sales, in 1996. The increase was due to expanded marketing of the K2 brand and the promotion of the centennial anniversary of Shakespeare fishing tackle products.

    General and administrative expenses declined to $38.8 million, or 6.0% of net sales from $41.9 million, or 7.0% of net sales in 1996. The decline in spending is attributable to the effect of ongoing expense controls throughout the Company. Research and development expenses increased 25.3% to $12.4 million from $9.9 million in 1996 as the result of heightened new product development efforts.

    RESTRUCTURING CHARGE. A restructuring charge of $2.4 million ($1.6 million, or $.09 per diluted share, after-tax) was recorded subsequent to the announcement of the Company's plan to consolidate its mountain bike and outdoor equipment operations into its existing facility on Vashon Island, Washington, and to move its production of outdoor products to outside sources. The restructuring charge includes approximately $1.0 million in expected cash outlays primarily related to severance benefits and shutdown of the facilities. The balance of the restructuring charge relates to the divestiture of the remaining assets. The Company plans to complete the restructuring by the end of the first quarter of 1998.

    OPERATING INCOME. Operating income before the restructuring charge declined to $43.4 million, or 6.7% of net sales from $44.4 million, or 7.4% of net sales, in 1996. The decline is due to a slight decrease in the gross profit percentage coupled with higher selling expenses. Operating income after the restructuring charge was $41.0 million, or 6.3% of net sales.

    INTEREST EXPENSE. Interest expense rose $1.3 million to $10.6 million in 1997. Lower interest rates produced a benefit of $0.7 million, which was offset by $2.0 million of additional interest as a result of higher average borrowings of $29.2 million, incurred to support the growth of the in-line skates, snowboards and fishing tackle product lines.

    OTHER INCOME. Other income of $0.6 million includes royalties, interest income, gain on sale of investments and other miscellaneous income, net of $3.5 million of legal fees expensed related to the derivative lawsuit described in
Note 7 of Notes to Consolidated Financial Statements.

    INCOME TAXES. The income tax rate for 1997 remained comparable to 1996 from the continued reduction of the income tax valuation reserve, as a result of the continued utilization of prior years' foreign net losses utilized in the current period.

    SEGMENT INFORMATION. Total segment operating profit (before interest, corporate expenses and taxes) decreased to $48.3 million from $52.4 million in 1996. In the sporting goods product group, operating profit declined 14.7% to $27.2 million from $31.9 million in 1996. The decrease was the result of a widening loss in the full-suspension mountain bike business reflecting increased competition, costs to launch a new bike line, the $2.4 million restructuring charge and sales of other discontinued recreational products at reduced margins. Additional factors were the decline in the fishing tackle business reflecting the end of a one-year promotional program in effect in the prior year and lower ad specialty earnings from a reduction in sales. Partially offsetting these reductions was a volume-related increase in in-line skate earnings.

    In the industrial products group, operating profit increased to $21.1 million from $20.5 million in 1996. The improvement was mainly due to a more profitable sales mix, manufacturing efficiencies and sales growth at the Shakespeare Monofilament and Shakespeare Composites and Electronics businesses. Partially offsetting these gains was a decline in sales of building products and its resulting impact on costs. For additional segment information see Note 12 of Notes to Consolidated Financial Statements.

REVIEW OF OPERATIONS: COMPARISON OF 1996 TO 1995

    In October 1995, the Company signed a letter of intent to sell the assets and business of its swimming pool and motorized pool cover business (the "Division"). As a result, the Company reclassified the Division as discontinued operations in 1995. On March 5, 1996, the Company completed the sale of substantially all of the assets of the Division to General Aquatics, Inc. (see
Note 3 of Notes to Consolidated Financial Statements). The discussion which follows focuses on the continuing operations of the Company.

    Net sales from continuing operations increased 10.7% to $602.7 million from $544.3 million in 1995. Income from continuing operations grew 27.3% to $25.2 million from $19.8 million in 1995. Earnings per share from continuing operations, reflecting the completion on June 1, 1995 of the Company's public offering of 4.6 million shares, was $1.51 per diluted share, as compared with $1.37 per diluted share a year ago. Net income totaled $25.2 million, or $1.51 per diluted share, as compared to $14.9 million, or $1.03 per diluted share in 1995, which included a loss of $4.9 million related to the disposition of the Division.

    NET SALES. In the sporting goods and other recreational products group, net sales increased 16.6% to $407.3 million from $349.4 million in 1995. While the increase was broad based, the largest share was attributable to the growth of K2 in-line skates, primarily in the European and domestic markets, and to K2 snowboards, bindings and original equipment manufacturer snowboard sales. The improvement in domestic sales of Shakespeare fishing tackle products benefited from a one year promotional program entered into earlier in the year. Stearns wetsuits, raingear and other new products, as well as Hilton's apparel sales to the ad specialty market, also contributed to the improvement. Partially offsetting these gains were lower sales of full-suspension mountain bikes due to increased competition and softness in the mountain bike market.

    In the industrial products group, net sales increased modestly to $195.4 million from $194.9 million in 1995. Improved sales were reported by the Shakespeare Monofilament business through new product introductions. Offsetting the sales increase was a decline in Thermo-ply insulative sheathing and paperboard product sales due to increased competition, adverse weather conditions and a reduction in selling prices. Sales of fiberglass light and utility poles ended up comparable to the prior year as utilities reevaluated all their pole programs in light of the deregulation of the utility industry.

    GROSS PROFIT. Gross profit advanced 18.5% to $170.0 million, or 28.2% of net sales from $143.4 million, or 26.3% of net sales, in 1995. The improvement in gross profit as a percentage of net sales resulted from the sales mix which included a larger proportion of higher margin products and gains in efficiency, particularly at K2 and Stearns. Volume related gains from K2 in-line skates as well as the return to more normal costs of recycled corrugated scrap paper, as compared with the prior year, also contributed to the increase. The improvement in gross profit was partially diminished by higher costs incurred to manufacture active apparel and backpacks and lower prices on sales of full-suspension mountain bikes.

    COSTS AND EXPENSES. Selling expenses increased 20.4% to $73.8 million from $61.3 million in 1995. The increase was volume driven, especially by new products in the in-line skate, mountain bike, snowboard, ski and backpack businesses. Higher expenses were also incurred to further promote these products and support them in the marketplace.

    General and administrative expenses increased 10.3% to $41.9 million from $38.0 million in 1995, although as a percentage of net sales they were comparable to the prior year. The dollar increase is attributable to spending on investment in systems and personnel in various divisions to support growth and the inclusion of acquired product lines. Research and development expenses increased 39.4% to $9.9 million from $7.1 million in 1995. The increase is due to a focus on new product development.

    OPERATING INCOME. Operating income increased by 19.7% to $44.4 million, or 7.4% of net sales from $37.1 million, or 6.8% of net sales, in 1995. The percentage increase is due to the higher gross profit percentage partially offset by slightly higher selling expenses as a percentage of net sales.

    INTEREST EXPENSE. Interest expense declined by a net amount of $0.6 million in 1996. Lower interest rates resulted in a decrease of $1.0 million, which were offset by an increase of $0.4 million due to higher average borrowings to support the growth of several product lines.

    OTHER INCOME. Other income of $1.5 million includes royalties, interest income and other miscellaneous income.

    INCOME TAXES. The income tax rate for 1996 remained comparable with 1995 as a result of the continuation of the utilization of prior years' foreign net losses in the current period.

    SEGMENT INFORMATION. Total segment operating profit (before interest, corporate expenses and taxes) increased 16.7% to $52.4 million from $44.9 million in 1995. In the sporting goods product group, operating profit rose 18.6% to $31.9 million from $26.9 million in 1995. The increase was fueled by sales related gains of in-line skates, improved margin on new skis and higher sales and lower costs of Stearns new water products. The worldwide fishing tackle business, reflecting the impact of the one-year promotional program also contributed to the improvement. Partially offsetting these profit gains was a loss in the full-suspension mountain bike business reflecting increased competition and softness in the worldwide mountain bike market.

    In the industrial products group, operating profits increased 13.9% to $20.5 million in 1996 from $18.0 million in 1995. The improvement was mainly due to sales-related gains at the Shakespeare Monofilament business and increased cost efficiencies in the Shakespeare Electronics and Fiberglass and Simplex businesses. For additional information regarding the segment information, see
Note 12 of Notes to Consolidated Financial Statements.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's operations used $25.2 million of cash compared to $19.7 million of cash provided in 1996. The use of cash in the current year was the result of financing higher levels of accounts receivable and inventories arising from sales growth of in-line skates, snowboard products and fishing tackle. A slowdown in in-line skate orders in the second half of the year, together with a continuation in the shift in ordering patterns by retailers to more closely match the selling season also contributed to the higher levels of inventory. Net cash used in investing activities was $20.0 million, as compared to $22.2 million in 1996. The use of cash for this activity was attributable to expenditures to increase manufacturing capacity in the recreational products group and to improve manufacturing efficiencies, principally in the industrial products group, reduced by the proceeds from sale of investments. No material commitments for capital expenditures existed at year end.

    The Company's principal long-term borrowing facility is a $100 million Credit Line ("Credit Line") which becomes due on May 20, 2002. Additionally, the Company has a $50 million accounts receivable purchase facility ("Purchase Facility"). At December 31, 1997, $62.0 million was outstanding under the Credit Line and $50.0 million of accounts receivable had been sold under the Purchase Facility. Under the Credit Line, the Company is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends by the Company. As of December 31, 1997, $16.3 million of retained earnings were free of such restrictions. The Company also has $31.1 million of 8.39% unsecured senior notes due through 2004, payable in seven equal principal payments. The notes are subject to agreements which are generally less restrictive than the long-term borrowing facilities. Additionally, the Company has several foreign and domestic short-term lines of credit available totaling $91.8 million, of which $49.0 million was outstanding at December 31, 1997. For further information regarding the Company's borrowings, see Note 5 of Notes to Consolidated Financial Statements.

    The Company anticipates its cash needs in 1998 will be provided from operations and from borrowings, principally under its Credit Line and Purchase Facility and, to a lesser extent, other existing credit lines.

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1997 and 1996, reserves of $930,000 and $882,000, respectively, were provided.

    The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe this matter will have a material adverse effect on the Company's financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    On December 31, 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." The standard requires new earnings per share calculations and dual presentation of "basic" and "diluted" earnings per share which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share on an international basis. The adoption of the new standard did not have a material effect on the Company's financial statements.

    On December 31, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 to account for its stock option plans, and accordingly, does not record compensation costs. The required pro forma information under SFAS No. 123 is disclosed in Note 10 in Notes to Consolidated Financial Statements.

    On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that impaired assets or assets to be disposed of be accounted for at the lower of the carrying amount or fair value of the assets less costs of disposal. The adoption of the new standard did not have a material effect on the Company's financial statements.

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in 1998.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company will adopt SFAS No. 131 in 1998.

IMPACT OF INFLATION AND CHANGING PRICES

    The inflation rate, as measured by the Consumer Price Index, has been relatively low in the last few years, and therefore, pricing decisions by the Company have largely been influenced by competitive market conditions. Depreciation expense is based on the historical cost to the Company of its fixed assets, and therefore, is considerably less than it would be if it were based on current replacement cost. While buildings, machinery and equipment acquired in prior years will ultimately have to be replaced at significantly higher prices, it is expected that this will be a gradual process over many years.

OTHER MATTERS

    The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

    This Annual Report on Form 10-K contains certain "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding benefits of market positions on newer products; statements regarding market positions of several product lines; statements regarding trends in industry retail sales of skis; statements regarding benefits of features, graphics, marketing and production on market share of skis; statements regarding consolidation of snowboard market and trends favoring larger, established brands; statements regarding competitive advantage provided by the Company's manufacturing capability and ability to innovate; statements regarding sales trends of in-line skates in the second half of 1997; statements regarding benefits of Ugly Stik sales on the Company's position with retailers and on sales of other fishing tackle; statements regarding the Company's ability to grow its mountain bike business; statements regarding approval of composite light and utility poles by major utility companies; statements regarding the impact of the Company's brands, distribution, reputation and innovative products on the successful introduction of new products; statements regarding competition; statements regarding the Company's ability to find alternative sources for fishing tackle products; statements regarding the Company's ability to raise insulative sheathing prices to offset raw material cost increases; statements regarding the seasonality of the Company's business; statements regarding expected remediation and other costs relating to an environmental condition; statements regarding the merits and effect of pending lawsuits on the Company; statements regarding trends of the in-line skate market and its impact on the Company's sales and earnings; statements regarding expected cash outlays related to the restructuring charge and expected completion date of the restructuring; statements regarding the Company's expected cash needs and sources of cash to fund such needs; statements regarding inventory levels at retail; statements regarding the impact of the year 2000 on computerized information systems; statements regarding overall market trends; and statements regarding the consistency of the Company's industrial products, segment's earnings and cash flow. Such statements are based upon the facts presently known to the Company and assumptions as to important future events, many of which are beyond the control of the Company. Among the more important factors which could adversely affect actual results of operations are the following:

    The Company's ability to return to the growth pattern that characterized its operations in recent years is dependent, to a significant degree, on its ability to successfully introduce a continuing flow of new products. The Company has made substantial investments in new product development projects, certain of which have resulted in products now being introduced to the market, and certain of which are expected to result in new product introductions during 1998 and 1999. The Company's ability to recover its new product investments and earn a satisfactory profit thereon will be dependent on its ability to successfully produce the new products at acceptable cost levels and satisfactory resolution of numerous design and manufacturing issues, as well as market acceptance of the new products.

    Results of operations in the latter part of 1997 were adversely affected by overproduction and discounting by competitors in the in-line skate, ski and bicycle markets. Such adverse market conditions have persisted into early 1998; and the resumption of growth in sales in these sectors will be dependent on improvement in present industry-wide excess inventory and discounting conditions.

    A substantial portion of the Company's sales are in overseas markets. Results of operations in these markets may be adversely affected by changes in the exchange ratio between local currencies and the U.S. dollar.

    Sales of the Company's recreational products are made, to a substantial extent, through specialty retail shops, many of which are small businesses with limited capital. The Company's credit policies are designed to minimize the risks associated with business failures among such customers. Nevertheless, such unpredictable matters as a poor ski season could have a serious impact on important segments of the Company's customer base.

    The Company's business is dependent, to a material extent, on a relatively few key personnel comprising its senior management. The loss of any of such persons could cause material disruption or delays in operations, and could adversely affect the Company's competitive position.

    In addition to the foregoing, the Company is subject to general risks associated with the economy and the particular markets in which it operates. Adverse changes in consumer spending for recreational products, industry-wide competitive conditions, the popularity of recreational activities such as skiing, skating and snowboarding, new product developments by competitors, the cost of key raw materials, and many other factors beyond the Company's control could adversely affect the competitive position of the Company's products and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    K2 INC.
                       STATEMENTS OF CONSOLIDATED INCOME

                                                                              YEAR ENDED DECEMBER 31
                                                                        ----------------------------------
                                                                           1997        1996        1995
                                                                        ----------  ----------  ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                                                     FIGURES)
Net sales.............................................................  $  646,933  $  602,734  $  544,268
Cost of products sold.................................................     465,585     432,775     400,840
                                                                        ----------  ----------  ----------
    Gross profit......................................................     181,348     169,959     143,428
Selling expenses......................................................      86,702      73,844      61,256
General and administrative expenses...................................      38,757      41,878      37,954
Research and development expenses.....................................      12,444       9,881       7,132
Restructuring costs...................................................       2,400
                                                                        ----------  ----------  ----------
    Operating income..................................................      41,045      44,356      37,086
Interest expense......................................................      10,560       9,294       9,916
Other income, net.....................................................        (630)     (1,480)     (1,449)
                                                                        ----------  ----------  ----------
    Income before provision for income taxes..........................      31,115      36,542      28,619
Provision for income taxes............................................       9,215      11,325       8,820
                                                                        ----------  ----------  ----------
    Income from continuing operations.................................      21,900      25,217      19,799
Discontinued operations, net of taxes.................................                              (4,920)
                                                                        ----------  ----------  ----------
Net income............................................................  $   21,900  $   25,217  $   14,879
                                                                        ----------  ----------  ----------
                                                                        ----------  ----------  ----------
Basic earnings per share:
  Continuing operations...............................................  $     1.32  $     1.52  $     1.38
  Discontinued operations.............................................                                (.34)
                                                                        ----------  ----------  ----------
  Net income..........................................................  $     1.32  $     1.52  $     1.04
                                                                        ----------  ----------  ----------
                                                                        ----------  ----------  ----------
Diluted earnings per share:
  Continuing operations...............................................  $     1.31  $     1.51  $     1.37
  Discontinued operations.............................................                                (.34)
                                                                        ----------  ----------  ----------
  Net income..........................................................  $     1.31  $     1.51  $     1.03
                                                                        ----------  ----------  ----------
                                                                        ----------  ----------  ----------
Basic shares outstanding..............................................      16,541      16,574      14,367
Diluted shares outstanding............................................      16,713      16,734      14,498

                 See notes to consolidated financial statements

                                    K2 INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------

                                                                                                (IN THOUSANDS,
                                                                                                    EXCEPT
                                                                                              PER SHARE FIGURES)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents................................................................  $   5,914  $  10,860
  Accounts receivable, net.................................................................    118,579     94,079
  Inventories, net.........................................................................    189,368    155,376
  Deferred taxes...........................................................................      9,236      8,195
  Prepaid expenses and other current assets................................................      7,071      5,899
                                                                                             ---------  ---------
    Total current assets...................................................................    330,168    274,409
PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements...............................................................      2,665      2,629
  Buildings and leasehold improvements.....................................................     33,310     30,303
  Machinery and equipment..................................................................    136,765    115,190
  Construction in progress.................................................................      6,822      9,249
                                                                                             ---------  ---------
                                                                                               179,562    157,371
  Less allowance for depreciation and amortization.........................................    101,774     89,848
                                                                                             ---------  ---------
                                                                                                77,788     67,523
OTHER ASSETS
  Intangibles, principally goodwill, net...................................................     17,561     16,346
  Investments..............................................................................                 6,408
  Other....................................................................................      3,411      3,145
                                                                                             ---------  ---------
    Total Assets...........................................................................  $ 428,928  $ 367,831
                                                                                             ---------  ---------
                                                                                             ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank loans...............................................................................  $  48,967  $   7,307
  Accounts payable.........................................................................     29,607     26,639
  Accrued payroll and related..............................................................     17,740     20,410
  Other accruals...........................................................................     21,794     15,012
  Current portion of long-term debt........................................................      4,445      4,882
                                                                                             ---------  ---------
    Total current liabilities..............................................................    122,553     74,250
Long-term Debt.............................................................................     88,668     89,096
Deferred Taxes.............................................................................     14,822     15,497
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
    Common Stock, $1 par value, authorized 40,000,000 shares, issued
    shares 17,160,080 in 1997 and 17,131,662 in 1996.......................................     17,160     17,132
  Additional paid-in capital...............................................................    132,086    131,627
  Retained earnings........................................................................     69,668     55,047
  Employee Stock Ownership Plan and stock option loans.....................................     (3,006)    (7,087)
  Treasury shares at cost, 623,759 shares in 1997 and 575,928 shares in 1996...............     (8,106)    (6,719)
  Cumulative translation adjustments.......................................................     (4,917)    (1,012)
                                                                                             ---------  ---------
    Total Shareholders' Equity.............................................................    202,885    188,988
                                                                                             ---------  ---------
    Total Liabilities and Shareholders' Equity.............................................  $ 428,928  $ 367,831
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                 See notes to consolidated financial statements

                                    K2 INC.
                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                           FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                    -----------------------------------------------------------------------------------------
                                                                            EMPLOYEE
                                                                              STOCK
                                                                            OWNERSHIP
                                                                            PLAN AND
                                                 ADDITIONAL                   STOCK      TREASURY     CUMULATIVE
                                      COMMON       PAID-IN     RETAINED      OPTION     SHARES, AT    TRANSLATION
                                       STOCK       CAPITAL     EARNINGS       LOANS        COST       ADJUSTMENTS     TOTAL
                                    -----------  -----------  -----------  -----------  -----------  -------------  ---------
                                                             (IN THOUSANDS EXCEPT PER SHARE FIGURES)
BALANCE AT DECEMBER 31, 1994......   $  12,323    $  66,973    $  28,994    $  (3,937)   $  (4,189)    $  (1,168)   $  98,996
Net income for the year 1995......                                14,879                                               14,879
Exercise of stock options.........         141        1,388                    (1,274)                                    255
Cash dividends, $.44 per share....                                (6,752)                                              (6,752)
Translation adjustments...........                                                                           771          771
Stock option loan repayments......                                                336                                     336
Stock offering proceeds...........       4,600       62,634                                                            67,234
Employee Stock Ownership Plan,
  amortization and partial loan
  repayment.......................                                                 97                                      97
                                    -----------  -----------  -----------  -----------  -----------  -------------  ---------
BALANCE AT DECEMBER 31, 1995......      17,064      130,995       37,121       (4,778)      (4,189)         (397)     175,816
Net income for the year 1996......                                25,217                                               25,217
Exercise of stock options.........          68          632                      (256)                                    444
Cash dividends, $.44 per share....                                (7,291)                                              (7,291)
Translation adjustments...........                                                                          (615)        (615)
Repurchase of shares and stock
  option loan repayments..........                                              2,443       (2,530)                       (87)
Employee Stock Ownership Plan,
  amortization, loan and partial
  loan repayment..................                                             (4,496)                                 (4,496)
                                    -----------  -----------  -----------  -----------  -----------  -------------  ---------
BALANCE AT DECEMBER 31, 1996......      17,132      131,627       55,047       (7,087)      (6,719)       (1,012)     188,988
Net income for the year 1997......                                21,900                                               21,900
Exercise of stock options.........          28          459                                                               487
Cash dividends, $.44 per share....                                (7,279)                                              (7,279)
Translation adjustments...........                                                                        (3,905)      (3,905)
Repurchase of shares and stock
  option loan repayments..........                                              1,070       (1,387)                      (317)
Employee Stock Ownership Plan,
  amortization, loan and partial
  loan repayment..................                                              3,011                                   3,011
                                    -----------  -----------  -----------  -----------  -----------  -------------  ---------
BALANCE AT DECEMBER 31, 1997......   $  17,160    $ 132,086    $  69,668    $  (3,006)   $  (8,106)    $  (4,917)   $ 202,885
                                    -----------  -----------  -----------  -----------  -----------  -------------  ---------
                                    -----------  -----------  -----------  -----------  -----------  -------------  ---------

                 See notes to consolidated financial statements

                                    K2 INC.
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31
                                                                               -----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  -----------
                                                                                           (THOUSANDS)
OPERATING ACTIVITIES
Income from continuing operations............................................  $   21,900  $   25,217  $    19,799
Gain on sale of investments..................................................      (3,500)
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
Depreciation of property, plant and equipment................................      12,945      10,093        9,510
Amortization of intangibles..................................................       1,281       1,057          722
Deferred taxes...............................................................      (1,716)        961        1,323
Changes in operating assets and liabilities:
Accounts receivable..........................................................     (27,318)         97      (30,569)
Inventories..................................................................     (33,200)    (13,408)     (41,433)
Prepaid expenses and other current assets....................................      (1,143)       (339)      (1,610)
Accounts payable.............................................................       1,634      (1,797)       1,446
Payrolls and other accruals..................................................       3,925      (2,151)       4,554
                                                                               ----------  ----------  -----------
Net cash (used in) provided by operating activities..........................     (25,192)     19,730      (36,258)

INVESTING ACTIVITIES
Property, plant and equipment expenditures...................................     (23,728)    (18,832)     (17,292)
Disposals of property, plant and equipment...................................         298         153          101
Purchases of businesses, net of cash acquired................................        (834)     (3,315)      (2,159)
Proceeds on sale of investments..............................................       9,908
Other items, net.............................................................      (5,676)       (251)        (364)
                                                                               ----------  ----------  -----------
Net cash used in investing activities........................................     (20,032)    (22,245)     (19,714)

FINANCING ACTIVITIES
Borrowings under long-term debt..............................................      51,892      54,500
Payments of long-term debt...................................................     (52,755)    (40,448)     (33,623)
Net increase (decrease)in short-term bank loans..............................      41,658     (42,912)      31,878
Proceeds from accounts receivable facility...................................       3,275      46,725
Exercise of stock options....................................................         487         444          255
Dividends paid...............................................................      (7,279)     (7,291)      (6,752)
Net repayments by (advances to ) ESOP........................................       3,000      (5,000)
Net proceeds from stock offering.............................................                               67,234
                                                                               ----------  ----------  -----------
Net cash provided by financing activities....................................      40,278       6,018       58,992
                                                                               ----------  ----------  -----------
Net (decrease) increase in cash and cash equivalents from continuing
  operations.................................................................      (4,946)      3,503        3,020
                                                                               ----------  ----------  -----------
Cash used in discontinued operations.........................................                               (3,363)
                                                                               ----------  ----------  -----------
Net (decrease) increase in cash and cash equivalents.........................      (4,946)      3,503         (343)
Cash and cash equivalents at beginning of year...............................      10,860       7,357        7,700
                                                                               ----------  ----------  -----------
Cash and cash equivalents at end of year.....................................  $    5,914  $   10,860  $     7,357
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

                 See notes to consolidated financial statements

                                    K2 INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including Shakespeare Company, K-2 Corporation, Stearns Inc. and K2 Bike Inc. All significant intercompany accounts and transactions have been eliminated.

FISCAL PERIODS

    The Company maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year-end is stated as December 31. The years ended December 31, 1997 and 1996, consisted of 52 weeks. The year ended in 1995 consisted of 53 weeks.

ESTIMATES USED

    The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

    The functional currency for most foreign operations is the local currency. Foreign currency financial statements are converted into United States dollars by translating balance sheet accounts at the current exchange rate at year-end and income statement items at the average exchange rate for the year, with the resulting translation adjustment made to a separate component of shareholders' equity. Transaction gains or losses, other than intercompany debt deemed to be of a long-term nature, are included in net income in the period in which they occur.

CASH EQUIVALENTS

    Short-term investments (including any debt securities) that are part of the Company's cash management portfolio are classified as cash equivalents and are carried at amortized cost. These investments are highly liquid, are of limited credit risk and have original maturities of three months or less when purchased. The carrying amount of cash equivalents approximates market.

ACCOUNTS RECEIVABLE AND ALLOWANCES

    Accounts receivable are the result of the Company's worldwide sales activities. Although the Company's credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 1997, the Company's receivables from sporting goods retailers who sell skis, skates and snowboards amounted to 52% of total receivables. The Company performs periodic credit evaluations to manage its credit risk. Accounts receivable are net of allowances for doubtful accounts of $7,418,000 and $6,120,000 at December 31, 1997 and 1996, respectively.

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined on the LIFO method with respect to approximately 20% and 30% of total inventories at December 31, 1997 and 1996, respectively. Cost is determined on the FIFO method for all other inventories. During 1997, one of the subsidiaries of the Company changed its method of accounting for inventories from the LIFO method to the FIFO method, resulting in a $1.4 million reduction in the LIFO reserve and in cost of products sold.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets. Repairs and maintenance of $7,816,000, $6,866,000 and $7,270,000 in 1997, 1996
and 1995, respectively, were expensed as incurred.

INTANGIBLES

    Goodwill arising from acquisitions is amortized on a straight-line basis over a period of up to 40 years. Other intangibles are amortized on a straight-line basis over 3 to 15 years. Accumulated amortization of intangibles as of December 31, 1997 and 1996, amounted to $5,819,000 and $4,538,000, respectively. The Company periodically reviews intangibles for impairment of value.

INVESTMENTS

    The investments received in connection with the sale of the Company's swimming pool and motorized pool cover business were sold during 1997. The amount of the net gain realized on the sale of the investments was $3.5 million and is included in other income.

    The investments included a 5.6% subordinated note receivable from GAI with a face value of $6,178,000 and 100,000 shares of common stock of GAI with a carrying value of $1,500,000, which were received in connection with the sale of the Company's swimming pool and motorized pool cover business (see Note 3). The note receivable, with a maturity date of March 1, 2001, was discounted by $1,270,000 to reflect a market rate.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 1997, 1996 and 1995 amounted to $21,351,000, $14,723,000 and
$13,006,000, respectively.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred.

OTHER INCOME

    Other income includes royalties, interest income, gain on sale of investments and other miscellaneous income, net of $3.5 million of legal fees expensed related to the derivative lawsuit described in Note 7.

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    Income taxes are provided for based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires that income taxes be provided for using the liability method.

PER SHARE DATA

    On December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which specified the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. Stock options outstanding at December 31, 1997, 1996 and 1995 were 171,000, 160,000 and 131,000, respectively. Options to purchase 4,500 shares of common stock at $29.88 per share were outstanding during 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

NEWLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in 1998.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company will adopt SFAS No. 131 in 1998.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2--RESTRUCTURING CHARGE

    A restructuring charge of $2.4 million ($1.6 million, or $.09 per share, after-tax) was recorded during the year. The restructuring charge was recorded subsequent to the announcement of the Company's plan to consolidate its mountain bike and outdoor equipment operations into its existing facility on Vashon Island, Washington, and to move its production of outdoor products to outside sources. The restructuring charge includes approximately $1.0 million in expected cash outlays primarily related to severance benefits and shutdown of the facilities. The balance of the restructuring charge relates to the divestiture of the remaining assets. The Company plans to complete the restructuring by the end of the first quarter of 1998.

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 3--ACQUISITIONS AND DISPOSITION

    On October 1, 1997, the Company purchased the stock of Planet Earth Skateboards, Inc., a designer, manufacturer and marketer of skateboards and related apparel and accessories. The Company also purchased, on October 20, 1997, the net assets of Katin U.S.A., Inc. a designer, manufacturer and marketer of surfwear apparel. The combined purchase price of the acquisitions was not material. These transactions were accounted for using the purchase method of accounting and the results of operations from these businesses have been included in the consolidated statement of income from the date of acquisition.

    On March 5, 1996, the Company completed the sale of the assets and business of its swimming pool and motorized pool cover business ("Division") to General Aquatics, Inc. ("GAI"). As the result of the sale, the Company reclassified the accompanying prior years' financial statements to show the Division as a discontinued operation. Consideration included a subordinated note and approximately 9% of the outstanding shares of common stock of GAI, a privately owned company. In addition, the Company received warrants to purchase additional shares upon the occurrence of certain conditions. The exercise of the warrants may be funded through the surrender of the unpaid portion of the note. No value was given to the warrants. Additionally, GAI assumed certain liabilities of the Division. The face value of the note receivable was discounted to reflect a market rate at the date of issuance (10%) and the common stock was valued at estimated fair value. These investments were sold during 1997. See Note 1.

    The loss on disposal of the discontinued operations, net of a tax benefit of $3,218,000, included a provision for operating losses of $2,087,000 prior to disposal. The tax benefit is more than the benefit computed using statutory tax rates due to the realization of the benefit of deductions treated as permanent differences in prior years. Net assets of discontinued operations were segregated in the accompanying Consolidated Balance Sheets and consisted primarily of accounts receivable, inventories, fixed assets and goodwill offset by accounts payable, accrued payroll and related items and other accruals (excluding the reserve for the loss on disposal and operating losses prior to disposal). Net sales of $65,349,000 in the year ended December 31, 1995 were excluded from consolidated net sales in the accompanying Consolidated Statements of Income.

NOTE 4--INVENTORIES

    Inventories consisted of the following at December 31:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                             (THOUSANDS)
Finished goods........................................................  $  137,123  $  111,989
Work in process.......................................................      20,802      10,810
Raw materials.........................................................      35,238      37,041
                                                                        ----------  ----------
Total at lower of FIFO cost or market (approximates
  current cost).......................................................     193,163     159,840
Less LIFO valuation reserve...........................................       3,795       4,464
                                                                        ----------  ----------
                                                                        $  189,368  $  155,376
                                                                        ----------  ----------
                                                                        ----------  ----------

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 5--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

    At December 31, 1997, the Company had $91.8 million available under foreign and domestic short-term lines of credit, of which $49.0 million was outstanding. The foreign subsidiaries' lines of credit generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries' local currencies. At December 31, 1997, interest rates on short-term lines of credit ranged from 6.0% to 9.5%. The weighted average interest rates on short-term lines of credit as of December 31, 1997 and 1996 were 6.5% and 9.5%, respectively.

    The principal components of long-term debt at December 31 were:

                                                                            1997       1996
                                                                          ---------  ---------
                                                                              (THOUSANDS)
Notes payable due in seven equal annual principal installments through
  2004 with semi-annual interest payable at 8.39%.......................  $  31,112  $  35,556

$100 million five-year unsecured bank revolving credit line due May 20,
  2002, quarterly interest payments due at LIBOR plus 3/10% to 5/8% and a commitment fee of 1/10% to 9/40% on the unused portion of the line
  through May 1998......................................................     62,001     54,500

Other debt..............................................................                 3,922
                                                                          ---------  ---------

                                                                             93,113     93,978

Less-amounts due within one year........................................      4,445      4,882
                                                                          ---------  ---------

                                                                          $  88,668  $  89,096
                                                                          ---------  ---------
                                                                          ---------  ---------

    The principal amount of long-term debt maturing in each of the five years following 1997 is:

                                                                  (THOUSANDS)
                                                                  ------------
1998............................................................   $    4,445
1999............................................................        4,444
2000............................................................        4,444
2001............................................................        4,444
2002............................................................   $   66,445

    Interest paid on short- and long-term debt for the years ended December 31, 1997, 1996 and 1995 was $10.6 million, $9.3 million and $9.9 million, respectively.

    In May 1996, the Company entered into an agreement to sell, with limited recourse, undivided participation interests in designated pools of accounts receivable for a period of up to five years, in an amount not to exceed $50 million at any time. At December 31, 1997 and 1996, $50.0 million and $46.7 million, respectively, of receivables were sold under this arrangement.

    The $100 million credit line and the accounts receivable arrangement, among other things, restrict amounts available for payment of cash dividends by the Company. As of December 31, 1997, $16.3 million

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 5--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS (CONTINUED) of retained earnings were free of such restrictions. Interest rates on the $100 million credit line at December 31, 1997, ranged from 5.8% to 6.6%.

    The Company had $17.3 million of letters of credit outstanding as of December 31, 1997.

    The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged, which approximate market rates. The fair value of the $31.1 million 8.39% notes payable, based on quoted market price, is $29.6 million as compared to a carrying amount of $31.1 million.

    The Company, including its foreign subsidiaries, enters into forward exchange contracts to hedge certain firm and anticipated sales and purchase commitments which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce the Company's risk of fluctuating exchange rates. At December 31, 1997, the Company had foreign exchange contracts with maturities of generally one year in the aggregate amount of $48.0 million, and with net unrealized gains of $3.2 million. The unrealized gains will be recognized in earnings when realized and when the underlying transaction occurs.

NOTE 6--INCOME TAXES

    Pretax income from continuing operations for the years ended December 31 was taxed under the following jurisdictions:

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                         (THOUSANDS)
Domestic.....................................................  $  26,003  $  29,402  $  22,174
Foreign......................................................      5,112      7,140      6,445
                                                               ---------  ---------  ---------
                                                               $  31,115  $  36,542  $  28,619
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Components of the income tax provision applicable to continuing operations for the three years ended December 31 are:

                                      1997                  1996                  1995
                              --------------------  --------------------  --------------------
                               CURRENT   DEFERRED    CURRENT   DEFERRED    CURRENT   DEFERRED
                              ---------  ---------  ---------  ---------  ---------  ---------
                                                        (THOUSANDS)
Federal.....................  $   9,645  $  (1,800) $   9,230  $     190  $   7,625  $    (405)
State.......................        195        335        665        (15)     1,310        (40)
Foreign.....................        405        435        775        480        310         20
                              ---------  ---------  ---------  ---------  ---------  ---------
                              $  10,245  $  (1,030) $  10,670  $     655  $   9,245  $    (425)
                              ---------  ---------  ---------  ---------  ---------  ---------
                              ---------  ---------  ---------  ---------  ---------  ---------

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 6--INCOME TAXES (CONTINUED)

    The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
                                                                                     (PERCENT)
Statutory federal income tax rate.......................................       35.0       35.0       35.0
State income tax effect, net of federal benefit.........................        1.1        1.2        2.9
U.S. tax effect of foreign earnings.....................................       (5.3)      (3.6)      (6.8)
Other...................................................................       (1.2)      (1.6)      (0.2)
                                                                                ---        ---        ---
                                                                               29.6       31.0       30.9
                                                                                ---        ---        ---
                                                                                ---        ---        ---

    No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are considered to be permanently reinvested. At December 31, 1997, foreign subsidiaries had unused operating loss carryforwards of approximately $9.1 million of which approximately $1.0 million expires in 2001 and the remainder carries forward indefinitely. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation reserve has been recognized to offset the deferred tax assets arising from such carryforwards. The valuation reserve in 1997 increased by a net $4.1 million due to a previously unusable foreign loss carryforward which became usable during the current year. In both 1996 and 1995, the valuation reserve, which is included in the tax effect of foreign earnings above, was reduced by $1.4 million due to the utilization of the related operating loss carryforwards.

    Deferred tax assets and liabilities are comprised of the following at December 31:

                                                                            1997       1996
                                                                          ---------  ---------
                                                                              (THOUSANDS)
Deferred tax liabilities:
  Depreciation and amortization of property, plant and equipment........  $   5,807  $   5,549
  Trademark amortization................................................        325        285
  Other.................................................................      8,690      9,663
                                                                          ---------  ---------
    Deferred tax liabilities............................................     14,822     15,497
Deferred tax assets:
  Insurance accruals....................................................      1,837      1,561
  Tax effect of foreign loss carryforwards..............................      4,553        487
  Bad debt reserve......................................................      1,377      1,332
  Other.................................................................      6,022      5,302
                                                                          ---------  ---------
                                                                             13,789      8,682
  Valuation reserve.....................................................      4,553        487
                                                                          ---------  ---------
    Current deferred tax assets.........................................      9,236      8,195
                                                                          ---------  ---------
Deferred tax liabilites, net............................................  $   5,586  $   7,302
                                                                          ---------  ---------
                                                                          ---------  ---------

    Income taxes paid, net of refunds, in the years ended December 31, 1997, 1996 and 1995 were $10.9 million, $7.3 million and $6.8 million, respectively.

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 7--COMMITMENTS AND CONTINGENCIES

    Future minimum payments under noncancelable operating leases as of December 31, 1997 are as follows:

                                                                                   (THOUSANDS)
                                                                                  -------------
1998............................................................................    $   2,948
1999............................................................................        2,021
2000............................................................................        1,243
2001............................................................................          761
2002............................................................................          298
Thereafter......................................................................          792
                                                                                       ------
                                                                                    $   8,063
                                                                                       ------
                                                                                       ------

    Leases are primarily for rental of facilities, and about two-thirds of these contain rights to extend the terms from one to ten years.

    Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $4,620,000, $3,720,000 and $3,105,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1997 and 1996, reserves of approximately $930,000 and $882,000, respectively, were provided.

    The Company is a nominal defendant in a complaint that purports to be a derivative lawsuit brought on behalf of the Company against two of its directors. The lawsuit has been dismissed with prejudice, however, it is currently on appeal.

    The ultimate outcome of the matters described above cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on the Company's financial statements.

                                    K2 INC.

                               DECEMBER 31, 1997

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

    The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                          1997                          1996
                                              ----------------------------  ----------------------------
                                              ASSETS EXCEED   ACCUMULATED   ASSETS EXCEED   ACCUMULATED
                                               ACCUMULATED     BENEFITS      ACCUMULATED     BENEFITS
                                                BENEFITS     EXCEED ASSETS    BENEFITS     EXCEED ASSETS
                                              -------------  -------------  -------------  -------------
                                                                     (THOUSANDS)
Actuarial present value of benefit
  obligations:
  Accumulated benefit obligations, including
    vested benefits of $41,543 in 1997 and
    $38,306 in 1996.........................   $   (39,809)    $  (3,082)    $   (36,379)    $  (3,240)
                                              -------------  -------------  -------------  -------------
                                              -------------  -------------  -------------  -------------
Projected benefit obligation for service
  rendered to date..........................   $   (48,814)    $  (3,082)    $   (44,716)    $  (3,240)
Plan assets at fair value, primarily
  publicly traded stocks, bonds and other
  fixed income securities...................        48,432                        43,681
                                              -------------  -------------  -------------  -------------
Projected benefit obligation in excess of
  plan assets...............................          (382)       (3,082)         (1,035)       (3,240)
Unrecognized net (gain) loss................          (875)          498           1,376           609
Unrecognized prior service cost.............           880           167             658           199
Unrecognized net transition (asset)
  obligation at January 1, 1987, net of
  amortization..............................          (878)          393          (1,151)          458
Adjustment required to recognize minimum
  liability.................................                      (1,111)                       (1,266)
                                              -------------  -------------  -------------  -------------
Prepaid pension liability recognized in the
  consolidated balance sheets...............   $    (1,255)    $  (3,135)    $      (152)    $  (3,240)
                                              -------------  -------------  -------------  -------------
                                              -------------  -------------  -------------  -------------

    The weighted average discount rates and rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.5% and 4.5% at December 31, 1997 and 7.5% and 4.4%, respectively, at December 31, 1996. The expected long-term rates of return on plan assets were 9.0% for each of the two years ended December 31, 1997.

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 8--PENSION PLANS AND OTHER BENEFIT PLANS (CONTINUED)

    Net pension cost consisted of the following at December 31:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
                                                                          (THOUSANDS)
Service cost-benefits earned during the period................  $   1,707  $   1,779  $   1,312
Interest cost on the projected benefit obligation.............      3,698      3,420      3,018
Actual gains on plan assets...................................     (7,182)    (4,579)    (7,369)
Net amortization and deferral.................................      3,249        898      4,162
                                                                ---------  ---------  ---------
Total net periodic pension cost of funded defined benefit
  plans.......................................................      1,472      1,518      1,123
Defined contribution plans....................................        906        796        465
                                                                ---------  ---------  ---------
Total pension plan cost.......................................  $   2,378  $   2,314  $   1,588
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

NOTE 9--QUARTERLY OPERATING DATA (UNAUDITED)

                                                                                QUARTER
                                                         -----------------------------------------------------
                                                           FIRST     SECOND      THIRD     FOURTH      YEAR
                                                         ---------  ---------  ---------  ---------  ---------
                                                                (IN MILLIONS, EXCEPT PER SHARE FIGURES)
1997
Net sales..............................................  $   171.5  $   171.5  $   142.4  $   161.5  $   646.9
Gross profit...........................................       46.4       51.1       41.0       42.8      181.3
Net income.............................................        5.8        8.7        3.1        4.3       21.9
Basic earnings per share...............................  $     .35  $     .53  $     .19  $     .26  $    1.32
Diluted earnings per share.............................  $     .35  $     .52  $     .18  $     .26  $    1.31
Cash dividend per share................................  $     .11  $     .11  $     .11  $     .11  $     .44
Stock prices:
  High.................................................  $   29.88  $   31.88  $   32.94  $   29.81  $   32.94
  Low..................................................  $   24.38  $   24.13  $   23.44  $   22.44  $   22.44

1996
Net sales..............................................  $   158.9  $   143.3  $   147.7  $   152.8  $   602.7
Gross profit...........................................       41.4       41.2       42.8       44.6      170.0
Net income.............................................        4.8        7.0        7.1        6.3       25.2
Basic earnings per share...............................  $     .29  $     .42  $     .43  $     .38  $    1.52
Diluted earnings per share.............................  $     .29  $     .42  $     .43  $     .38  $    1.51
Cash dividend per share................................  $     .11  $     .11  $     .11  $     .11  $     .44
Stock prices:
  High.................................................  $   26.88  $   30.13  $   27.25  $   27.50  $   30.13
  Low..................................................  $   20.38  $   23.88  $   23.38  $   21.25  $   20.38

NOTE 10--STOCK OPTIONS

    Under the Company's 1994 and 1988 Incentive Stock Option Plans ("1994 Plan" and "1988 Plan," respectively), options may be granted to eligible directors and key employees of the Company and its

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 10--STOCK OPTIONS (CONTINUED)
subsidiaries at not less than 100% of the market value of the shares on the dates of grant. No further options may be granted under the 1988 Plan.

    The 1994 Plan permits the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established by the Compensation Committee of the Board of Directors at the dates of grant.

    The Company is authorized, at the discretion of the Compensation Committee, to provide loans to key employees in connection with the exercise of stock options under both the 1994 Plan and the 1988 Plan. The loans are collateralized by the underlying shares of stock issued and bear interest at the applicable rates published by the IRS. At December 31, 1997 and 1996, there was a total of $119,300 and $1,191,000, respectively, of loans and accrued interest outstanding which are due on various dates through October, 1999. The amounts of these loans are shown as a reduction of shareholders' equity.

    Options granted, exercised and forfeited for the 1994 Plan and 1988 Plan were as follows:

                                                                         EXERCISE PRICE
                                                                --------------------------------   WEIGHTED
                                                                  SHARES       LOW       HIGH       AVERAGE
                                                                ----------  ---------  ---------  -----------
Options outstanding at December 31, 1994......................     582,735  $    5.66  $   17.25   $   14.40
  Granted.....................................................     182,500      15.00      23.00       22.74
  Exercised...................................................    (141,215)      5.66      17.25        9.90
  Forfeited...................................................     (69,264)     11.75      17.25       15.20
                                                                ----------
Options outstanding at December 31, 1995......................     554,756       5.66      23.00       16.91
  Granted.....................................................     220,000      23.00      26.50       26.43
  Exercised...................................................     (67,597)      5.66      17.25       10.35
  Forfeited...................................................     (18,100)     14.52      22.88       18.32
                                                                ----------
Options outstanding at December 31, 1996......................     689,059      11.11      26.50       20.56
  Granted.....................................................     234,000      23.50      29.88       23.68
  Exercised...................................................     (28,418)     11.11      23.00       17.13
  Forfeited...................................................     (16,850)     16.38      29.88       24.33
                                                                ----------
Options outstanding at December 31, 1997......................     877,791      11.11      29.88       21.43
                                                                ----------
                                                                ----------

    At December 31, 1997, 1996 and 1995, stock options to purchase 667,332, 270,084 and 205,736, shares were exercisable at weighted average prices of $21.19, $15.44 and $12.28, respectively. At December 31, 1997, 1,173,666 shares of common stock were reserved for issuance under the Plans.

    The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," as of December 31, 1996. Under provisions of the standard, the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB No. 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. Had the Company elected to adopt the fair value approach of SFAS No. 123, the proforma effect on net income and basic and diluted earnings per share would have been $21,157,000, $1.28 and $1.27, respectively, at December 31, 1997 and $24,848,000, $1.50 and $1.49,
respectively, at December 31,

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 10--STOCK OPTIONS (CONTINUED)
1996. The proforma effect was calculated using Black-Scholes option valuation model, and the following assumptions were utilized.

                                                                             1997       1996
                                                                           ---------  ---------
Risk free interest rate..................................................       5.0%       6.0%
Expected life............................................................    5 years    5 years
Expected volatility......................................................       .255       .224
Expected dividend yield..................................................       2.2%       1.5%

    The proforma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. Since changes in the subjective assumptions used in the Black-Scholes model can materially affect the fair value estimate, management believes the model does not provide a reliable measure of the fair value of its options.

    Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of December 31, 1997 is as follows:

                            OPTIONS OUTSTANDING
                    -----------------------------------   OPTIONS EXERCISABLE
                                             WEIGHTED    ----------------------
                                WEIGHTED      AVERAGE                WEIGHTED
                                 AVERAGE     REMAINING                AVERAGE
                                EXERCISE    CONTRACTUAL              EXERCISE
   PRICE RANGE       SHARES       PRICE        LIFE       SHARES       PRICE
------------------  ---------  -----------  -----------  ---------  -----------
$11.11 to $17.25      271,691   $   14.76    6.27 years    269,691   $   14.74
$22.88 to $29.88      606,100       24.42    9.10 years    127,950       24.18

NOTE 11--SHAREHOLDERS' EQUITY

    PREFERRED STOCK

    Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 1997 and 1996.

    STOCK OFFERING

    On June 1, 1995, the Company completed a secondary public offering of 4.6 million new shares of its Common Stock. The net proceeds of $67.2 million were used to reduce amounts outstanding under an $85 million credit facility during 1995.

    EMPLOYEE STOCK OWNERSHIP PLAN

    The Company has an Employee Stock Ownership Plan ("ESOP") which covers substantially all of its domestic non-union employees with at least one year of service. As of December 31, 1997, the trust was indebted to the Company in the aggregate amount of $672,000 in connection with stock purchases made from 1982 through 1984 of which 163,882 shares with an aggregate market value of $3,769,000 as of December 31, 1997 remained unallocated to participants. These loans are repayable over the next five to seven years with interest at prime plus 1/2 %, not to exceed 18%, and the unallocated shares will be

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 11--SHAREHOLDERS' EQUITY (CONTINUED) released to participants proportionately as these loans are repaid. Of the total dividends received by the ESOP on its investment in the Company's Common Stock, dividends on allocated and unallocated shares in the amount of $167,000 and $168,000 in 1997 and 1996, respectively, were used to service these loans. Allocated shares as of December 31, 1997 totaled 1,852,941. Additionally, the trust was indebted to the Company in the amount of $2,100,000 and $5,000,000 at December 31, 1997 and 1996, respectively, in connection with distributions made to terminees.

    The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's Board of Directors. For the two years 1996 and 1995, contributions were limited to amounts in excess of annual dividends, net of debt service, of the ESOP necessary to fund obligations arising in each of those years to retired and terminated employees. These amounts were $236,000 and $13,000, respectively. No expense was recorded and no contributions were made in 1997. ESOP expense, including amortization of the foregoing payments, was $389,000 and $264,000 in 1996 and 1995, respectively.

    PREFERRED STOCK RIGHTS

    Rights are outstanding which entitle the holder of each share of Common Stock of the Company to buy one one-hundredth of a share of Series A preferred stock at an exercise price of $51.712 per one one-hundredth of a share, subject to adjustment. The rights are not separately tradable or exercisable until a party either acquires, or makes a tender offer that would result in ownership of, at least 15% of the Company's common shares. If a person becomes the owner of at least 15% of the Company's outstanding common shares (an "Acquiring Person"), each holder of a right other than such Acquiring Person and its affiliates is entitled, upon payment of the then-current exercise price per right (the "Exercise Price"), to receive shares of Common Stock (or Common Stock equivalents) having a market value of twice the Exercise Price. If the Company subsequently engages in a merger, a business combination or an asset sale with the Acquiring Person, each holder of a right other than the Acquiring Person and its affiliates is thereafter entitled, upon payment of the Exercise Price, to receive stock of the Acquiring Person having a market value of twice the Exercise Price. At any time after any party becomes an Acquiring Person, the Board of Directors may exchange the rights (except those held by the Acquiring Person) at an exchange ratio of one common share per right. Prior to a person becoming an Acquiring Person, the rights may be redeemed at a redemption price of one cent per right, subject to adjustment. The rights are subject to amendment by the Board.

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 12--SEGMENT DATA

    The Company and its subsidiaries are organized into sporting goods and other recreational products and industrial products segments.

                                                     NET SALES TO UNAFFILIATED
                                                             CUSTOMERS                      PRETAX INCOME
                                                  -------------------------------  -------------------------------
                                                    1997       1996       1995       1997       1996       1995
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                       (MILLIONS OF DOLLARS)
Sporting goods and other recreational
  products......................................  $   445.0  $   407.3  $   349.4  $    27.2* $    31.9  $    26.9
Industrial products.............................      201.9      195.4      194.9       21.1       20.5       18.0
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Net sales and operating profits.................  $   646.9  $   602.7  $   544.3       48.3       52.4       44.9
                                                  ---------  ---------  ---------
                                                  ---------  ---------  ---------
Corporate
  Interest and other income.....................                                          .1         .3         .3
  Interest expense..............................                                       (10.6)      (9.3)      (9.9)
  General expense...............................                                        (6.7)      (6.9)      (6.7)
                                                                                   ---------  ---------  ---------
Pretax income...................................                                   $    31.1  $    36.5  $    28.6
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

------------------------

*   Includes $2.4 million restructuring charge.

                                    K2 INC.

                               DECEMBER 31, 1997

NOTE 12--SEGMENT (CONTINUED)

                                                                           CAPITAL EXPENDITURES
                                           IDENTIFIABLE ASSETS                                             DEPRECIATION
                                     -------------------------------  -------------------------------  --------------------
                                       1997       1996       1995       1997       1996       1995       1997       1996
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                     (MILLIONS OF DOLLARS)
Sporting goods and other
  recreational products............  $   317.5  $   249.8  $   269.9  $    14.9  $     9.7  $     7.7  $     7.5  $     5.2
Industrial products................       95.8       88.6       91.3        8.8        9.1        9.6        5.4        4.9
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total segment data...............      413.3      338.4      361.2       23.7       18.8       17.3       12.9       10.1
Corporate..........................       15.6       29.4       14.5
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     $   428.9  $   367.8  $   375.7  $    23.7  $    18.8  $    17.3  $    12.9  $    10.1
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                              UNITED STATES                       FOREIGN                  ELIMINATIONS
                                     -------------------------------  -------------------------------  --------------------
                                       1997       1996       1995       1997       1996       1995       1997       1996
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                     (MILLIONS OF DOLLARS)
Net Sales..........................  $   502.5  $   488.0  $   444.8  $   171.7  $   139.3  $   122.0  ($   27.3) ($   24.6)
Less-intergeographic sales.........        8.0        9.3        7.1       19.3       15.3       15.4      (27.3)     (24.6)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net sales to unaffiliated
  customers........................      494.5      478.7      437.7      152.4      124.0      106.6
                                     ---------  ---------  ---------  ---------  ---------  ---------
Operating profit...................       40.6       44.7       37.9        7.7        7.7        7.0
                                     ---------  ---------  ---------  ---------  ---------  ---------
Identifiable assets................      305.5      259.7      294.4      107.8       78.7       66.8
                                     ---------  ---------  ---------  ---------  ---------  ---------
Capital expenditures...............       21.6       17.4       12.4        2.1        1.4        4.9
                                     ---------  ---------  ---------  ---------  ---------  ---------
Depreciation.......................       11.1        8.4        7.4        1.8        1.7        2.0
                                     ---------  ---------  ---------  ---------  ---------  ---------
Amortization.......................        1.2        1.0         .6
                                     ---------  ---------  ---------


                                                         AMORTIZATION
                                                -------------------------------
                                       1995       1997       1996       1995
                                     ---------  ---------  ---------  ---------

Sporting goods and other
  recreational products............  $     4.9  $     1.2  $     1.0  $      .6
Industrial products................        4.5
                                     ---------  ---------  ---------  ---------
  Total segment data...............        9.4        1.2        1.0         .6
Corporate..........................         .1         .1         .1         .1
                                     ---------  ---------  ---------  ---------
                                     $     9.5  $     1.3  $     1.1  $      .7
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------
                                                      TOTAL SEGMENT DATA
                                                -------------------------------
                                       1995       1997       1996       1995
                                     ---------  ---------  ---------  ---------

Net Sales..........................  ($   22.5) $   646.9  $   602.7  $   544.3
Less-intergeographic sales.........      (22.5)
                                     ---------  ---------  ---------  ---------
Net sales to unaffiliated
  customers........................                 646.9      602.7      544.3
                                                ---------  ---------  ---------
Operating profit...................                  48.3       52.4       44.9
                                                ---------  ---------  ---------
Identifiable assets................                 413.3      338.4      361.2
                                                ---------  ---------  ---------
Capital expenditures...............                  23.7       18.8       17.3
                                                ---------  ---------  ---------
Depreciation.......................                  12.9       10.1        9.4
                                                ---------  ---------  ---------
Amortization.......................                   1.2        1.0         .6
                                                ---------  ---------  ---------

                                    K2 INC.
                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders:

K2 Inc.

    We have audited the accompanying consolidated balance sheets of K2 Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operation and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Los Angeles, California
February 17, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Except as noted in the following paragraph the information called for by Items 10, 11, 12 and 13 have been omitted because on or before April 30, 1998, Registrant will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items set forth in that proxy statement is incorporated herein by reference.

    The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report.

(a-1) Financial Statements (for the three years ended December 31, 1997 unless otherwise stated):

                                                                                PAGE REFERENCE
                                                                                   FORM 10K
                                                                                ---------------
Statements of consolidated income.............................................            20
Consolidated balance sheets at December 31, 1997 and 1996.....................            21
Statements of consolidated shareholders' equity...............................            22
Statements of consolidated cash flows.........................................            23
Notes to consolidated financial statements....................................         24-38
Report of Ernst & Young LLP, Independent Auditors.............................            39

(a-2) Consolidated financial statement schedule:

II-Valuation and qualifying accounts...........................          F-1

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

(a-3) Exhibits

(3)        (a)(i)     Restated Certificate of Incorporation dated May 4, 1989, filed as
                        Exhibit (3)(a)to Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

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

           (b)        By-Laws of K2 Inc., as amended and restated, filed as Exhibit 3 to Form
                        10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

(4)        (a)        Rights Agreement dated August 10, 1989 between the Company and Harris
                        Trust Company, filed as Item 6, Exhibit (a) to Form 10-Q for the quarter ended September 30, 1989 and incorporated herein by reference.

           (b)        Amendment No. 1 to the Rights Agreement dated as of December 18, 1997 between K2 Inc. (formerly known as Anthony Industries, Inc.) and
                        Harris Trust Company of New York, filed as Exhibit 2 to Form 8-A/A dated January 20, 1997 and incorporated herein by reference.

(10)       Material contracts

           (a)        Note Agreement Re: $40,000,000 8.39% Senior Notes due November 20, 2004
                        dated as of October 15, 1992, filed as Exhibit (10)(b) to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
                        (1)  First Amendment to the Note Agreement, dated May 1, 1996, and filed as Exhibit 10.04 to Form 10-Q for the quarter ended June 30,
                             1996 incorporated herein by reference.

           (b)        Credit Agreement dated as of May 21, 1996 among Anthony Industries,
                        Inc., Bank of America National Trust and Savings Association as Agent,
                        Swing Line Bank and Issuing Bank and the Other Financial Institutions
                        Party Hereto filed as Exhibit 10.02 to Form 10-Q for the quarter ended
                        June 30, 1996, and incorporated herein by reference.
                        (1)  First Amendment to the Credit Agreement dated as of March 17,
                        1996, filed as Exhibit 10(b)(2) to Form 10-K for the year ended
                             December 31, 1996 and incorporated herein by reference.
                        (2)  Second Amendment to the Credit Agreement dated as of April 18,
                        1997, filed as Exhibit10.02 to Form 10-Q for the quarter ended March
                             31, 1997, and incorporated herein by reference.
                        (3)  Third Amendment to the Credit Agreement dated as of December 15,
                             1997.

           (c)        Transfer and Administration Agreement among Enterprise Funding Corp. as the Company, Anthony Industries, Inc. as the Transferor and Master
                        Servicer, and NationsBank, N. A. as the Administrative Agent and the
                        Collateral Agent effective May 21, 1996, filed as Exhibit 10.03 to
                        Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
                        (1)  First Amendment to Receivables Purchase Agreements and Transfer
                        and Administration Agreement dated as of March 15, 1997 filed as
                             Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

           (d)        Executive compensations plans and arrangements
                        (1)(i)Retirement agreement dated November 20, 1995 between the Company and B. I. Forester, filed as Exhibit (10)(d)(1)(i) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
                          (ii) Trust for Anthony Industries, Inc. Supplemental Employee
                        Retirement Plan for the Benefit of B. I. Forester between the Company and Wells Fargo Bank N.A., as Trustee, dated November 20, 1995, filed as Exhibit (10)(d)(1)(ii) to Form 10-K for the year ended
                               December 31, 1995 and incorporated herein by reference.
                        (2)(i)Special Supplemental Benefit Agreement between the Company and
                              Bernard I. Forester dated December 9, 1986, filed as Exhibit
                              (10)(g) to Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.
                        (3) 1988 Incentive Stock Option Plan, filed as Exhibit A to the Proxy
                            Statement for the Annual Meeting of Shareholders held on May 5,
                            1988 and incorporated herein by reference.

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

           (e)        (1)  Asset Purchase Agreement dated February 16, 1996 among General
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

(11)       Computation of earnings per share for three years ended December 31, 1997.

(21)       Subsidiaries

(23)       Consent of Independent Auditors

(27)       Financial Data Schedule--1997

(27.1)     Restated Financial Data Schedule--1995, 1996 and 3 quarters of 1996

(27.2)     Restated Financial Data Schedule--3 quarters 1997

 (b) Reports on Form 8-K:

     None

 (c) Refer to (a-3) above.

 (d) Refer to (a-2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 INC.
                                (REGISTRANT)

                                By:           /s/ RICHARD M. RODSTEIN
                                      ----------------------------------------
                                                Richard M. Rodstein
                                                   PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

                                Date:               March 30, 1998
                                      ----------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                         DATE
------------------------------------------------------  ---------------------------------  ----------------------

               /s/ RICHARD M. RODSTEIN                    Director, President and Chief
     -------------------------------------------          Executive Officer (Principal         March 30, 1998
                (Richard M. Rodstein)                     Executive Officer)

                  /s/ JOHN J. RANGEL                      Senior Vice President-- Finance
     -------------------------------------------          (Principal Financial and             March 30, 1998
                   (John J. Rangel)                       Accounting Officer)

                  /s/ B.I. FORESTER
     -------------------------------------------          Director, Chairman of the Board      March 30, 1998
                   (B.I. Forester)

                  /s/ SUSAN E. ENGEL
     -------------------------------------------          Director                             March 30, 1998
                   (Susan E. Engel)

                /s/ JERRY E. GOLDRESS
     -------------------------------------------          Director                             March 30, 1998
                 (Jerry E. Goldress)

                  /s/ HUGH V. HUNTER
     -------------------------------------------          Director                             March 30, 1998
                   (Hugh V. Hunter)

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ STEWART M. KASEN
------------------------------  Director                      March 30, 1998
      (Stewart M. Kasen)

    /s/ JOHN H. OFFERMANS
------------------------------  Director                      March 30, 1998
     (John H. Offermans)

                                    K2 INC.
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                  (THOUSANDS)

                                                                                               DEDUCTIONS
                                                                          ADDITIONS           -------------
                                                                 ---------------------------     AMOUNTS
                                                                                CHARGED TO     CHARGED TO
                                                    BALANCE AT   CHARGED TO   OTHER ACCOUNTS   RESERVE NET    BALANCE
                                                     BEGINNING    COSTS AND     (PRIMARILY         OF        AT END OF
DESCRIPTION                                           OF YEAR     EXPENSES     GROSS SALES)   REINSTATEMENTS   YEAR
--------------------------------------------------  -----------  -----------  --------------  -------------  ---------
Year ended December 31, 1997
  Allowance for doubtful items....................   $   6,120    $   2,399    $    --          $   1,101    $   7,418
  Other (primarily sales discounts)...............       1,062                       331(a)         1,393            0
                                                    -----------  -----------      ------           ------    ---------
                                                     $   7,182    $   2,399    $     331        $   2,494    $   7,418
                                                    -----------  -----------      ------           ------    ---------
                                                    -----------  -----------      ------           ------    ---------
Year ended December 31, 1996
  Allowance for doubtful items....................   $   5,298    $   3,994    $    --          $   3,172    $   6,120
  Other (primarily sales discounts)...............       2,937                     2,494(a)         4,369        1,062
                                                    -----------  -----------      ------           ------    ---------
                                                     $   8,235    $   3,994    $   2,494        $   7,541    $   7,182
                                                    -----------  -----------      ------           ------    ---------
                                                    -----------  -----------      ------           ------    ---------
Year ended December 31, 1995
  Allowance for doubtful items....................   $   4,404    $   2,093    $    --          $   1,199    $   5,298
  Other (primarily sales discounts)...............       3,018                     4,194            4,275        2,937
                                                    -----------  -----------      ------           ------    ---------
                                                     $   7,422    $   2,093    $   4,194        $   5,474    $   8,235
                                                    -----------  -----------      ------           ------    ---------
                                                    -----------  -----------      ------           ------    ---------

------------------------

(a) Decline reflects a change in billing practices to net discounts against selling prices in certain divisions.