Form 10-Q
period 1998-03-31
K2 INC
filed 1998-05-13
CIK 6720

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                      Quarterly Report under Section 13
                    of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1998                Commission File No. 1-4290

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

                                                                 Yes  X
                                                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998.

Common Stock, par value $1                                 16,541,321 Shares

                            FORM 10-Q QUARTERLY REPORT
                          PART - 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Dollars in thousands, except for per share figures)

                                                         THREE MONTHS
                                                        ENDED MARCH 31
                                                  ------------------------
                                                      1998            1997
                                                  -----------     ---------
                                                         (Unaudited)
Net sales                                           $173,165       $171,541
Cost of products sold                                128,974        125,160
                                                    --------       --------
Gross profit                                          44,191         46,381

Selling expenses                                      22,801         22,391
General and administrative expenses                   13,618         13,270
                                                    --------       --------
Operating income                                       7,772         10,720

Interest expense                                       3,139          2,519
Other income, net                                        (62)          (291)
                                                    --------       --------

Income before provision for income taxes               4,695          8,492
Provision for income taxes                             1,550          2,630
                                                    --------       --------

Net income                                          $  3,145       $ 5,862
                                                    --------       --------
                                                    --------       --------

Earnings per share:
     Basic                                           $  0.19       $  0.35
     Diluted                                         $  0.19       $  0.35

Shares:
     Basic                                            16,537         16,556
     Diluted                                          16,616         16,727

Cash dividend                                        $  0.11        $  0.11

             See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Dollars in thousands)

                                                     MARCH 31      DECEMBER 31
                                                       1998           1997
                                                   -----------     -----------
                                                   (Unaudited)
                 Assets
                 ------

Current Assets
   Cash and cash equivalents                        $  7,679           $ 5,914
   Accounts receivable, net                          126,208           118,579
   Inventories
     Finished goods                                  143,567           137,123
     Work in process                                  17,448            20,802
     Raw materials                                    31,177            35,238
                                                    --------          --------
                                                     192,192           193,163
     Less LIFO reserve                                 3,855             3,795
                                                    --------          --------
                                                     188,337           189,368

   Deferred taxes                                      5,353             9,236
   Prepaid expenses and other current assets           7,189             7,071
                                                    --------          --------
       Total current assets                          334,766           330,168

Property, Plant and Equipment                        185,496           179,562
   Less allowance for depreciation and amortization  104,808           101,774
                                                    --------          --------
                                                      80,688            77,788

Intangibles, principally goodwill, net                17,527            17,561
Other                                                  4,169             3,411
                                                    --------          --------
     Total Assets                                   $437,150          $428,928
                                                    --------          --------
                                                    --------          --------

             See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Dollars in thousands)

                                                     MARCH 31      DECEMBER 31
                                                       1998           1997
                                                   -----------     -----------
                                                   (Unaudited)
   Liabilities and Shareholders' Equity
   ------------------------------------

Current Liabilities
     Bank loans                                    $  48,781         $ 48,967
     Accounts payable                                 28,702           29,607
     Accrued payroll and related                      15,431           17,740
     Other accruals                                   24,640           21,794
     Current portion of long-term debt                 4,444            4,445
                                                    --------         --------

     Total current liabilities                       121,998          122,553

Long-Term Debt                                        99,668           88,668
Deferred Taxes                                        11,376           14,822

Shareholders' Equity
     Preferred Stock $1 par value, authorized
      12,500,000 shares, none issued
     Common Stock, $1 par value, authorized
      40,000,000 shares, issued shares -
      17,162,080 in 1998 and 17,160,080 in 1997       17,162           17,160
     Additional paid-in capital                      132,118          132,086
     Retained earnings                                70,993           69,668
     Employee Stock Ownership Plan and
      stock option loans                              (3,002)          (3,006)
     Treasury shares at cost, 623,759 shares in 1998
       and in 1997                                    (8,106)          (8,106)
     Cumulative translation adjustments               (5,057)          (4,917)
                                                    --------         --------

     Total Shareholders' Equity                      204,108          202,885
                                                    --------         --------

     Total Liabilities and Shareholders' Equity     $437,150         $428,928
                                                    --------         --------
                                                    --------         --------

             See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(Dollars in thousands)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31
                                                             ------------------------
                                                                1998         1997
                                                             -----------   ---------
                                                                    (Unaudited)
Operating Activities
   Net income                                                  $ 3,145        $ 5,862
   Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
        Depreciation and amortization                            4,016          3,255
        Deferred taxes                                             437          1,427
        Changes in operating assets and liabilities:
           Accounts receivable                                  (7,629)       (15,481)
           Inventories                                           1,031          3,435
           Prepaid expenses and other current assets              (118)            60
           Accounts payable                                       (905)          (401)
           Payrolls and other accruals                             537           (847)
                                                               -------       --------
Net cash provided by  (used in) operating activities               514         (2,690)

Investing Activities
     Property, plant and equipment expenditures                 (6,715)        (6,209)
     Disposals of property, plant and equipment                     97              9
     Other items, net                                           (1,124)        (1,471)
                                                               -------       --------
Net cash used in investing activities                           (7,742)        (7,671)

Financing Activities
     Borrowings under long-term debt                            13,000         12,000
     Payments of long-term debt                                 (2,001)        (4,833)
     Net decrease in short-term bank loans                        (186)          (285)
     Dividends paid                                             (1,820)        (1,822)
                                                               -------       --------
Net cash provided by financing activities                        8,993          5,060
                                                               -------       --------

Net increase (decrease) in cash and cash equivalents             1,765         (5,301)

Cash and cash equivalents at beginning of year                   5,914         10,860
                                                               -------       --------
Cash and cash equivalents at end of period                     $ 7,679       $  5,559
                                                               -------       --------
                                                               -------       --------

Supplemental disclosure of cash flow information:
      Interest paid                                            $ 2,740       $  1,920
      Income taxes paid                                          1,113          1,203

             See notes to consolidated condensed financial statements.

                                   K2 INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCES
Accounts receivable are net of allowances for doubtful accounts of $7,213,000 at March 31, 1998 and $7,418,000 at December 31, 1997.

NOTE 3 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

Covenants contained in the Company's $100 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends by the Company. As of March 31, 1998, $16.1 million of retained earnings were free of such restrictions.

At March 31, 1998, $50 million of accounts receivable were sold, fully utilizing the existing accounts receivable purchase facility.

NOTE 4 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $3.1 million and $5.0 million, respectively.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


A.    Comparative First Quarter Results of Operations

Net sales for the three months ended March 31, 1998 increased slightly to $173.2 million from $171.5 million in the year-earlier period. Net income for the first quarter of 1998 declined 46.3% to $3.1 million, or $.19 per diluted share, from $5.9 million, or $.35 per diluted share, in the first quarter of 1997.

NET SALES. In the sporting goods and other recreational products group, net sales decreased 4.2% to $116.6 million from $121.7 million in the year-earlier period. The decline was mainly due to a worldwide reduction of $7.0 million in K2 shipments of in-line skates from the year-ago quarter.
The reduction reflected cautious ordering of K2 skate products by retailers as they continue to reduce inventory levels of plastic skates which have been high relative to retail sales levels. Sales of mountain bikes and skis also declined, while snowboard product shipments were comparable with those in the prior year--all in the seasonally weak first quarter for these products. Ski shipments in the first quarter declined due to cautious ordering by ski retailers following a poor ski season. First quarter sales of Stearns active water sports also decreased due to shifts in the ordering patterns of certain customers to take delivery closer to the retail selling seasons. Sales of Shakespeare fishing tackle increased 18% from the prior year due to the introduction of new Shakespeare branded products and the strength of the Ugly Stik and fishing kits.

Net sales of the industrial products group increased 13.6% to $56.6 million in the 1998 first quarter from $49.8 million in the prior-year quarter. The gain was primarily due to increased sales of paperweaving product and cutting line. Improved shipments of building products and composite light pole products also contributed to the sales gains.

GROSS PROFIT. Gross profit fell 4.7% to $44.2 million, or 25.5% of net sales, in the first quarter of 1998 as compared to $46.4 million, or 27.0% of net sales, in the comparable 1997 quarter. The decrease in gross profit as a percentage of net sales reflects the impact of an unfavorable sales mix that included a smaller proportion of higher margin in-line skates and higher manufacturing costs in the manufacture of monofilament line.

COSTS AND EXPENSES. In the first quarter of 1998, selling expenses of $22.8 million, or 13.2% of net sales, were comparable with those in the prior year's quarter of $22.4 million, or 13.1% of net sales. General and administrative of $13.6 million, or 7.9% of net sales, in the first quarter of 1998 were also comparable to $13.3 million, or 7.7%% of net sales, in the year-earlier period.

OPERATING INCOME. Operating income declined 27.5% to $7.8 million, or 4.5% of net sales, in the first quarter of 1998, compared to $10.7 million, or 6.2% of net sales, in the comparable 1997 period. The decrease was mainly attributable to the decline in the gross profit percentage.

INTEREST EXPENSE. Interest expense increased $620,000, or 24.6%, to $3.1 million in the first quarter of 1998 compared to the year-earlier period. Higher average borrowings incurred to support the growth in sales increased interest expense by $734,000, which was offset by a reduction of $114,000 of interest due to lower interest rates.

B.   Financial Condition

The Company's operating activities provided $500,000 of cash during the three months ended March 31, 1998, as compared with $2.7 million of cash used during the first three months ended March 31, 1997. The net cash provided in the 1998 period is attributable to a smaller seasonal buildup of accounts receivable as compared with the prior year's period which included a significant increase in in-line skate sales. Partially offsetting this factor is the smaller decline in inventories from the year-ago period due to the continuing shift in ordering patterns of certain customers.

Net cash used for investing activities of $7.7 million in the first quarter of 1998 approximated that used in the first quarter of 1997. There were no material commitments for capital expenditures at March 31, 1998.

Net cash provided by financing activities increased to $9.0 million over the prior year due to an increase in long-term borrowings to support growth in sales and a decrease in the repayment of long-term borrowing.

The Company anticipates its remaining cash needs in 1998 will be provided from operations and borrowings under existing credit lines.


Statement Regarding Forward-Looking Disclosure

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding sales and earnings, market trends regarding softboot in-line skates and skis, inventory levels at retail and overall market trends which involve substantial risks and uncertainties. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, economic conditions, product demand, competitive pricing and products, and other risks described in the Company's Annual Report on Form 10-K filing with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (c ) At the Annual Meeting of the Stockholders of the Company held May 7, 1998, the following actions were taken:

                (1)  Three directors directors were elected:
                        Susan E. Engel - 14,899,910 votes for and 162,912 votes
                           withheld;
                        Wilford D. Godbold, Jr. - 14,965,338 votes for and
                           97,484 votes withheld;
                        Richard M. Rodstein - 14,940,721 votes for and 122,101
                           votes withheld.
                (2) The selection by the Board of Directors to approve Ernst & Young as the Company's independent auditors for the year 1998 was ratified as follows:
                        14,931,410 votes for, 64,529 votes against and 66,883 votes abstained.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

                     10.01 Employment agreement dated May 8, 1998 between the Company and Richard M. Rodstein.

                     10.02 Employment agreement dated May 8, 1998 between the Company and John J. Rangel.

                     27     Financial Data Schedule

                (b) Reports on Form 8-K filed in the first quarter ended March 31, 1998

                     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     K2 INC.
                                                  (registrant)

Date:  May 13, 1998                          /S/ RICHARD M. RODSTEIN
                                             ------------------------
                                             Richard M. Rodstein
                                             President and Chief Executive
                                             Officer




Date:  May 13, 1998                          /S/ JOHN J. RANGEL
                                             -------------------
                                             John J. Rangel
                                             Senior Vice President - Finance