Form 10-Q
period 1998-06-30
K2 INC
filed 1998-08-12
CIK 6720

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                         Quarterly Report under Section 13
                       of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1998                Commission File No. 1-4290

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

Registrant's telephone number, including area code (323) 724-2800

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

                                  Yes   X
                                     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998.

Common Stock, par value $1                          16,566,893 Shares

                          FORM 10-Q QUARTERLY REPORT
                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Dollars in thousands, except per share figures)


                                                       THREE MONTHS                       SIX MONTHS
                                                       ENDED JUNE 30                     ENDED JUNE 30
                                                -------------------------------------------------------------
                                                  1998            1997               1998            1997
                                                ----------------------------     ----------------------------
                                                                        (Unaudited)
Net sales                                       $ 180,951       $ 171,522         $ 354,116        $ 343,063
Cost of products sold                             129,869         120,376           258,843          245,536
                                                ---------       ---------         ---------        ---------
Gross profit                                       51,082          51,146            95,273           97,527

Selling expenses                                   23,145          22,891            45,946           45,282
General and administrative expenses                12,789          12,926            26,407           26,196
                                                ---------       ---------         ---------        ---------
Operating income                                   15,148          15,329            22,920           26,049

Interest expense                                    3,175           2,679             6,314            5,198
Other expense (income), net                           (86)             63              (148)            (228)
                                                ---------       ---------         ---------        ---------
Income before provision for income taxes           12,059          12,587            16,754           21,079
Provision for income taxes                          3,980           3,900             5,530            6,530
                                                ---------       ---------         ---------        ---------
Net income                                      $   8,079       $   8,687         $  11,224        $  14,549
                                                ---------       ---------         ---------        ---------
                                                ---------       ---------         ---------        ---------
Earnings per share:

     Basic                                      $    0.49       $    0.53         $    0.68        $    0.88
     Diluted                                    $    0.49       $    0.52         $    0.68        $    0.87

Shares:

     Basic                                         16,548          16,540            16,544           16,547
     Diluted                                       16,629          16,703            16,624           16,714

Cash dividend                                   $    0.11       $    0.11         $    0.22        $    0.22


          See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Dollars in thousands)


                                                          JUNE 30          DECEMBER 31
                                                            1998              1997
                                                        -----------        -----------
                                                        (Unaudited)
                           ASSETS

Current Assets
   Cash and cash equivalents                            $    4,720         $    5,914
   Accounts receivable, net                                123,004            118,579
   Inventories
     Finished goods                                        138,680            137,123
     Work in process                                        11,610             20,802
     Raw materials                                          36,778             35,238
                                                        ----------         ----------
                                                           187,068            193,163
     Less LIFO reserve                                       3,855              3,795
                                                        ----------         ----------
                                                           183,213            189,368

   Deferred taxes                                            2,755              9,236
   Prepaid expenses and other current assets                 5,553              7,071
                                                        ----------         ----------
       Total current assets                                319,245            330,168

Property, Plant and Equipment                              190,541            179,562
   Less allowance for depreciation and amortization        107,947            101,774
                                                        ----------         ----------
                                                            82,594             77,788

Intangibles, principally goodwill                           17,279             17,561
Other                                                        3,573              3,411
                                                        ----------         ----------
     Total Assets                                       $  422,691         $  428,928
                                                        ----------         ----------
                                                        ----------         ----------


             See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Dollars in thousands)


                                                     JUNE 30           DECEMBER 31
                                                       1998                1997
                                                   -----------         -----------
                                                   (Unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Bank loans                                      $  36,721         $  48,967
     Accounts payable                                   23,848            29,607
     Accrued payroll and related                        15,275            17,740
     Other accruals                                     20,508            21,794
     Current portion of long-term debt                   4,444             4,445
                                                    ----------        ----------
     Total current liabilities                         100,796           122,553

Long-Term Debt                                         100,668            88,668
Deferred Taxes                                          11,376            14,822

Shareholders' Equity
     Preferred Stock $1 par value, authorized
      12,500,000 shares, none issued
     Common Stock, $1 par value, authorized
      40,000,000 shares, issued shares -
      17,190,652 in 1998 and 17,160,080 in              17,191            17,160
       1997
     Additional paid-in capital                        132,488           132,086
     Retained earnings                                  77,253            69,668
     Employee Stock Ownership Plan and
      stock option loans                                (3,113)           (3,006)
     Treasury shares at cost, 623,759 shares
      in 1998 and in 1997                               (8,106)           (8,106)
     Cumulative translation adjustments                 (5,862)           (4,917)
                                                    ----------        ----------
     Total Shareholders' Equity                        209,851           202,885
                                                    ----------        ----------
     Total Liabilities and Shareholders'
       Equity                                        $ 422,691         $ 428,928
                                                    ----------        ----------
                                                    ----------        ----------


           See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(In thousands)


                                                              SIX MONTHS
                                                             ENDED JUNE 30
                                                         ----------------------
                                                            1998        1997
                                                         ----------------------
                                                               (unaudited)
Operating Activities
   Net income                                            $  11,224   $  14,549
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                        8,175       6,615
        Deferred taxes                                       3,035        (170)
        Changes in operating assets and liabilities:
           Accounts receivable                              (4,425)     (8,960)
           Inventories                                       6,155      (3,939)
           Prepaid expenses and other current assets         1,518         398
           Accounts payable                                 (5,759)     (4,402)
           Payrolls and other accruals                      (3,751)      7,244
                                                         ---------   ---------
Net cash  provided by operating activities                  16,172      11,335

Investing Activities
     Property, plant & equipment expenditures              (12,679)    (12,245)
     Disposals of property, plant & equipment                  289          50
     Sale of investments                                                 6,408
     Other items, net                                       (1,090)     (2,719)
                                                         ---------   ---------
Net cash used in investing activities                      (13,480)     (8,506)

Financing Activities
     Borrowings under long-term debt                        26,000      18,667
     Payments of long-term debt                            (14,001)    (28,087)
     Net (decrease) increase in short-term bank loans      (12,246)      4,092
     Repurchase of accounts receivable facility                         (4,725)
     Dividends paid                                         (3,639)     (3,642)
     Repayment of loans to ESOP                                          4,533
                                                         ---------   ---------
Net cash used in financing activities                       (3,886)     (9,162)
                                                         ---------   ---------
Net decrease in cash and cash equivalents                   (1,194)     (6,333)

Cash and cash equivalents at beginning of year               5,914      10,860
                                                         ---------   ---------
Cash and cash equivalents at end of period               $   4,720   $   4,527
                                                         ---------   ---------
                                                         ---------   ---------
Supplemental disclosure of cash flow information:
      Interest paid                                      $   6,115   $   4,936
      Income taxes paid                                      2,495       6,700


           See notes to consolidated condensed financial statements.

                                     K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended
December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCES
Accounts receivable are net of allowances for doubtful accounts of $7,072,000 at June 30, 1998 and $7,418,000 at December 31, 1997.

NOTE 3 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

Covenants contained in the Company's $100 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends by the Company. As of June 30, 1998, $18.7 million of retained earnings were free of such restrictions.

At June 30, 1998, $50 million of accounts receivable were sold, fully utilizing the existing accounts receivable purchase facility.

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

During the three and six months ended June 30, 1998, total comprehensive income amounted to $7.6 million and $10.6 million, respectively. For the three and six months ended June 30, 1997, total comprehensive income amounted to $6.3 million and $12.6 million, respectively.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

A.    COMPARATIVE SECOND QUARTER RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 1998 increased to $181.0 million from $171.5 million in the year-earlier period. Net income for the second quarter of 1998 declined to $8.1 million, or $.49 per diluted share, from $8.7 million, or $.52 per diluted share, in the second quarter of 1997.

NET SALES. In the sporting goods and other recreational products group, net sales increased 6.8% to $121.7 million from $114.0 million in the year-earlier period. The growth was mainly due to double digit increases in shipments of snowboard products. The popularity of the Company's step-in bindings and boots and strong demand for high performance snowboards has resulted in an increase in orders in the current year. Sales of Shakespeare fishing tackle and Stearns equipment grew at strong double digit rates. Shakespeare fishing tackle benefited from the impact of new products recently introduced and from demand for its core fishing tackle products. Stearns grew based on new product sales and from a shift in customer ordering patterns. Sales of in-line skate sales rose moderately in the quarter, primarily driven by growth in the European market. In the US, although sales were comparable with the prior year, retailers continued to order cautiously to manage inventory levels and to more closely match purchases with sales rates. Cautious buying by ski retailers after a disappointing retail ski season has resulted in an industry-wide decline in preseason orders. Shipments for the quarter of the Company's K2 and Olin ski products were impacted by this condition. Sales of recreational products to the Japanese market declined reflecting economic conditions in that market.

Net sales of the industrial products group in the second quarter rose 3.1% to $59.3 million from $57.5 million in the prior year's quarter. The gain was due to increased sales of monofilament products, and secondarily of composite light poles. Sales of residential and commercial building products declined due to competitive pricing pressures.

GROSS PROFIT. Gross profit for the second quarter of 1998 was unchanged at $51.1 million from the year ago quarter, although as a percentage of net sales it declined to 28.2% from 29.8%. The decline was largely due to margin erosion from closeout sales of certain skate and bike inventories and higher manufacturing costs and competitive pricing pressures in certain segments of the industrial group.

COSTS AND EXPENSES. In the second quarter of 1998, selling expenses of $23.1 million, or 12.8% of net sales were comparable to the prior year's quarter of $22.9 million, or 13.4% of net sales. General and administrative expenses for the quarter of $12.8 million, or 7.1% of net sales were also comparable to $12.9 million, or 7.5% of net sales, in the year-earlier period.

OPERATING INCOME. Operating income in the second quarter of 1998 declined slightly to $15.1 million, or 8.3% of net sales, from $15.3 million, or 8.9% of net sales, in the year-earlier period. The decline in percentage was attributable to the effect of the lower gross profit percentage.

INTEREST EXPENSE. Interest expense increased $496,000 to $3.2 million in the second quarter of 1998 compared to the year-earlier period. Higher average borrowings incurred to support the growth in sales increased interest expense by $786,000, which was offset by a reduction of $290,000 of interest due to lower interest rates.

B.    COMPARATIVE SIX-MONTH RESULTS OF OPERATIONS

Net sales for the six months ended June 30, 1998 increased to $354.1 million from $343.1 million in the corresponding prior-year period. Net income for the first half of 1998 declined to $11.2 million, or $.68 per diluted share, from $14.5 million, or $.87 per diluted share, in the first half of 1997.

NET SALES. In the sporting goods and other recreational products group, net sales increased slightly to $238.2 million, from $235.8 million in the 1997 period. Shipments of snowboard products significantly increased due to strong demand for performance boards and Clicker step-in bindings and boots. Shakespeare fishing tackle products grew at a strong double digit rate from the introduction of new Shakespeare branded products and continued gains in core fishing tackle products. Stearns sports equipment contributed to sales growth as a result of new products as well as continued strength of core products. Partially offsetting these gains were lower shipments of K2 in-line skates, reflecting continued cautious ordering by retailers as they proceed to reduce inventory levels of plastic skates (manufactured by others) which have been high relative to retail sales levels. Sales of skis also declined due to a disappointing retail season industry-wide. Shipments of bikes declined during the seasonally weak first half of the year.

The industrial products group reported an 8.0% increase in sales to $115.9 million from $107.3 million. The improvement was primarily due to increased sales of paperweaving product and cutting line in the monofilament business.

GROSS PROFIT. Gross profit as a percentage of net sales for the period fell to 26.9% from 28.4% in the year-earlier period, resulting in gross profit declining to $95.3 million from $97.5 million a year ago. The reduction in the gross profit percentage reflects a less than favorable sales mix of higher margin products, margin pressures from closeout sales of certain skate and bike inventories and higher manufacturing costs and competitive pricing pressures in certain segments of the industrial group.

COST AND EXPENSES. Selling expenses at $45.9 million, or 13.0% of net sales were comparable to the $45.3 million, or 13.2% of net sales in the
corresponding year-earlier period.    General and administrative expenses of
$26.4 million, or 7.5% of net sales, were also comparable with the prior year period of $26.2 million, or 7.6% of net sales.

OPERATING INCOME. Operating income declined 11.9% to $22.9 million, or 6.5% of net sales, from $26.0 million, or 7.6% of net sales. The decline was mainly attributable to the effect of the lower gross profit percentage.

INTEREST EXPENSE. Interest expense increased $1.1 million to $6.3 million in the first six months of 1998 compared to $5.2 million in the year-earlier period. Higher average borrowings incurred to support the growth in sales and new product development increased interest expense by $1.6 million, which was offset by a reduction of $500,000 of interest due to lower interest rates.

C.   FINANCIAL CONDITION

The Company's operating activities provided $16.2 million of cash during the six months ended June 30, 1998, as compared with $11.3 million of cash during the six months ended June 30, 1997. The improvement in net cash provided in the 1998 period is attributable to a smaller seasonal buildup of accounts receivable and inventories as compared with the prior year's period which included a significant increase in in-line skate sales.

Net cash used for investing activities was $13.5 million in the first half of 1998, compared to $8.5 million used in the first half of 1997. The 1997 period includes $6.4 million received in connection with a one-time sale of investments. Excluding the one-time sale, net cash used in investing activities is consistent from year to year. There were no material commitments for capital expenditures at June 30, 1998.

Net cash used in financing activities was $3.9 million in the 1998 six month period as compared with $9.2 million in the corresponding year ago period. The net reduction of $5.3 million in cash used was due to an increase in borrowing to support the growth in sales and a decrease in the repayment of long-term borrowings.

The Company anticipates its remaining cash needs in 1998 will be provided from operations and borrowings under existing credit lines.

D.   OTHER MATTERS

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on a preliminary study, the Company's management believes that most of the Company's information systems are Year 2000 compliant. Those systems that are not Year 2000 compliant will be either upgraded or replaced by the end of 1998 to ensure compliance. The total anticipated cost of compliance is not expected to be material.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27  Financial Data Schedule

         (b)  Reports on Form 8-K filed in the second quarter ended
              June 30, 1998

              None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              K2 INC.
                                           (registrant)

Date: August 12, 1998                     /s/ RICHARD M. RODSTEIN
                                          -----------------------------------
                                          Richard M. Rodstein
                                          President and Chief Executive
                                          Officer

Date: August 12, 1998                     /s/ JOHN J. RANGEL
                                          -----------------------------------
                                          John J. Rangel
                                          Senior Vice President - Finance