Form 10-Q
period 1998-09-30
K2 INC
filed 1998-11-12
CIK 6720

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                      Quarterly Report under Section 13
                    of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1998             Commission File No. 1-4290

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

     Yes  X
         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1998.

Common Stock, par value $1                                    16,566,893 Shares

                           FORM 10-Q QUARTERLY REPORT
                         PART - 1 FINANCIAL INFORMATION


Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)

(Dollars in thousands, except per share figures)


                                                  THREE MONTHS              NINE MONTHS
                                               ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                               ---------------------------------------------
                                                 1998        1997         1998        1997
                                                                 (Unaudited)
Net sales                                      $133,884    $121,255     $441,716    $417,509
Cost of products sold                           101,657      83,028      320,371     289,920
                                               --------    --------     --------    --------
  Gross profit                                   32,227      38,227      121,345     127,589

Selling expenses                                 21,498      17,590       64,085      59,331
General and administrative expenses              20,181      13,846       45,439      38,048
                                               --------    --------     --------    --------
  Operating income (loss)                        (9,452)      6,791       11,821      30,210

Interest expense                                  2,833       2,574        9,147       7,772
Other expense (income), net                         (68)        120         (208)       (106)
                                               --------    --------     --------    --------
  Income (loss) before income taxes             (12,217)      4,097        2,882      22,544

Provision (credit) for income taxes              (4,308)      1,170          643       6,779
                                               --------    --------     --------    --------
  Income (loss) from continuing operations       (7,909)      2,927        2,239      15,765

  Discontinued operations, net of taxes            (449)        140          627       1,851
                                               --------    --------     --------    --------
  Net income (loss)                            $ (8,358)   $  3,067     $  2,866    $ 17,616
                                               --------    --------     --------    --------
                                               --------    --------     --------    --------

Basic earnings per share:
  Continuing operations                        $  (0.48)   $   0.18     $   0.13    $   0.95
  Discontinued operations                         (0.03)       0.01         0.04        0.11
                                               --------    --------     --------    --------
  Net income (loss)                               (0.51)       0.19         0.17        1.06
                                               --------    --------     --------    --------
                                               --------    --------     --------    --------

Diluted earnings per share:

  Continuing operations                        $  (0.48)   $   0.17     $   0.13    $   0.94
  Discontinued operations                         (0.03)       0.01         0.04        0.11
                                               --------    --------     --------    --------
  Net income (loss)                               (0.51)       0.18         0.17        1.05
                                               --------    --------     --------    --------
                                               --------    --------     --------    --------

Basic shares outstanding                         16,547      16,545       16,551      16,543
Diluted shares outstanding                       16,547      16,720       16,629      16,713

Cash dividend                                  $   0.11    $   0.11     $   0.33    $   0.33

           See notes to consolidated condensed financial statements.

                                       1
'

CONSOLIDATED BALANCE SHEETS (condensed)
(Dollars in thousands)

                                                    SEPTEMBER 30     DECEMBER 31
                                                        1998             1997
                                                    ------------     -----------
                                                     (Unaudited)

                    ASSETS
Current Assets
   Cash and cash equivalents                         $    4,972       $    5,706
   Accounts receivable, net                             120,916          110,091
   Inventories
     Finished goods                                     136,679          132,482
     Work in process                                     10,089           18,872
     Raw materials                                       32,535           27,727
                                                    ------------     -----------
                                                        179,303          179,081
     Less LIFO reserve                                    3,414            3,795
                                                    ------------     -----------
                                                        175,889          175,286

   Deferred taxes                                         9,255            9,236
   Prepaid expenses and other current assets              5,817            6,081
                                                    ------------     -----------
       Total current assets                             316,849          306,400

Property, Plant and Equipment                           151,365          136,420
   Less allowance for depreciation and
     amortization                                        83,031           74,336
                                                    ------------     -----------
                                                         68,334           62,084

Intangibles, principally goodwill                        19,345           17,235
Net assets of discontinued operations                    29,696           32,731
Other                                                     3,912            3,152
                                                    ------------     -----------

     Total Assets                                    $  438,136       $  421,602
                                                    ------------     -----------
                                                    ------------     -----------




           See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Dollars in thousands)

                                                    SEPTEMBER 30     DECEMBER 31
                                                        1998             1997
                                                    ------------     -----------
                                                     (Unaudited)

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Bank loans                                      $   37,140       $   48,967
     Accounts payable                                    25,796           24,373
     Accrued payroll and related                         15,148           16,868
     Other accruals                                      30,797           20,574
     Current portion of long-term debt                    4,444            4,445
                                                    ------------     -----------

     Total current liabilities                          113,325          115,227

Long-Term Debt                                          111,668           88,668
Deferred Taxes                                           11,376           14,822

Shareholders' Equity
     Preferred Stock $1 par value, authorized
      12,500,000 shares, none issued
     Common Stock, $1 par value, authorized
      40,000,000 shares, issued shares -
      17,190,652 in 1998 and 17,160,080 in
       1997                                              17,191           17,160
     Additional paid-in capital                         132,488          132,086
     Retained earnings                                   67,072           69,668
     Employee Stock Ownership Plan and
      stock option loans                                 (2,092)          (3,006)
     Treasury shares at cost, 623,759 shares
       in 1998 and in 1997                               (8,106)          (8,106)
     Cumulative translation adjustments                  (4,786)          (4,917)
                                                    ------------     -----------

     Total Shareholders' Equity                         201,767          202,885

     Total Liabilities and Shareholders'
       Equity                                        $  438,136       $  421,602
                                                    ------------     -----------
                                                    ------------     -----------





           See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)

(In thousands)

                                                                  NINE MONTHS
                                                              ENDED SEPTEMBER 30
                                                           ----------------------
                                                              1998         1997
                                                           ----------------------
                                                              (unaudited)
Operating Activities
   Income from continuing operations                       $  2,239      $ 15,765
   Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
        Depreciation and amortization                        10,368         8,063
        Deferred taxes                                       (3,700)         (802)
        Changes in operating assets and liabilities:
           Accounts receivable                               (9,502)       (6,057)
           Inventories                                        7,106       (23,509)
           Prepaid expenses and other current assets            658        (1,891)
           Accounts payable                                 (10,431)       (5,169)
           Payrolls and other accruals                        7,576        10,063
                                                           --------      --------
Net cash  provided by (used in) operating activities          4,314        (3,537)

Investing Activities
     Property, plant & equipment expenditures               (15,751)      (12,857)
     Disposals of property, plant & equipment                   313           441
     Sale of investments                                                    6,408
     Other items, net                                            18        (3,789)
                                                           --------      --------
Net cash used in investing activities                       (15,420)       (9,797)

Financing Activities
     Borrowings under long-term debt                         40,500        24,667
     Payments of long-term debt                             (18,201)      (28,086)
     Net (decrease) increase in short-term bank loans       (11,827)       24,211
     Proceeds from (repurchase of) accounts receivable
      facility                                                  700        (5,225)
     Dividends paid                                          (5,462)       (5,460)
     Repayment of loans by ESOP                               1,000         3,000
                                                           --------      --------
Net cash provided by financing activities                     6,710        13,107
                                                           --------      --------
Net decrease in cash and cash equivalents from
   continuing operations                                     (4,396)         (227)

Discontinued operations
   Income from discontinued operations                          627         1,851
   Adjustments to reconcile income to net cash provided
     by (used in) discontinued operations:
      Depreciation and amortization                           2,270         2,213
      Capital expenditures                                   (3,067)       (3,966)
      Other items, net                                        3,832        (3,748)
                                                           --------      --------
Cash provided by (used in) discontinued operations            3,662        (3,650)

Net decrease in cash and cash equivalents                      (734)       (3,877)

Cash and cash equivalents at beginning of year                5,706        10,554
                                                           --------      --------
Cash and cash equivalents at end of period                 $  4,972       $ 6,677
                                                           --------      --------
                                                           --------      --------

Supplemental disclosure of cash flow information:

      Interest paid                                        $  8,567         6,597
      Income taxes paid                                       3,247         8,577

           See notes to consolidated condensed financial statements.

                                     K2 INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCES
Accounts receivable are net of allowances for doubtful accounts of $5,831,000 at September 30, 1998 and $6,590,000 at December 31, 1997.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

Covenants contained in the Company's $100 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by the Company. As of September 30, 1998, $8.6 million of retained earnings were free of such restrictions.

At September 30, 1998, $49.3 million of accounts receivable were sold under the existing $50 million accounts receivable purchase facility.

NOTE 4 - DISCONTINUED OPERATIONS

On September 10, 1998, the Company adopted a plan to dispose of its Simplex building products division ("Division"). Accordingly, the Company reported the net operating results and net assets of the Division as a discontinued operation in the accompanying consolidated condensed financial statements.

                                      K2 INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998

NOTE 4 - DISCONTINUED OPERATIONS (CONTINUED)

Net assets of discontinued operations have been segregated in the accompanying consolidated condensed balance sheets and consist primarily of accounts receivable, inventories and fixed assets offset by accounts payable, accrued payroll and related items and other accruals. Net sales of $20.2 million and $66.4 million for the three and nine month periods ended September 30, 1998, respectively, and net sales of $21.1 million and $67.9 million for the three and nine month periods ended September 30, 1997, respectively, were excluded from consolidated net sales in the accompanying condensed statements of consolidated income.

NOTE 5 - CHARGE FOR RESERVES

The Company recorded a charge for reserves in the third quarter of $14.5 million ($9.4 million after tax or $.57 per diluted share), which was included in earnings from continuing operations, to cover the cost of several actions to enhance sales, streamline operations and reduce costs and to write down related assets. Approximately $7.7 million of the reserves relates to a write-down of certain bike and other sporting goods inventories.
 The balance of the reserve relates to implementing planned cost reduction programs at the winter sports and apparel operations and other non-cash items. These initiatives are expected to begin to benefit operations in early 1999.

NOTE 6 - ACQUISITION OF BUSINESS

On August 19, 1998, the Company purchased K2 Japan Corporation, a distributor of K2 branded products located in Japan. The purchase price of the acquisition was not material. The transaction was accounted for using the purchase method of accounting and the results of operations from this business have been included in the consolidated condensed statements of income from the date of acquisition.

NOTE 7 - COMPREHENSIVE INCOME

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

During the three and nine months ended September 30, 1998, total comprehensive income (loss) amounted to ($7.7) million and $3.0 million, respectively. For the three and nine months ended September 30, 1997, total comprehensive income amounted to $2.6 million and $15.3 million, respectively.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

In September 1998, the Company adopted a plan to dispose of its Simplex building products division ("Division"). Accordingly, the Company reported the net operating results and net assets of the Division as a discontinued operation, and prior years' operations were similarly reclassified. (See
Note 4 of Notes to Consolidated Condensed Financial Statements.) The discussion which follows focuses on the continuing operations of the Company.

A.    COMPARATIVE THIRD QUARTER RESULTS OF OPERATIONS

Net sales from continuing operations for the three months ended September 30, 1998 increased to $133.9 million from $121.3 million in the year-earlier period. Income from continuing operations and prior to a $14.5 million ($9.4 million after tax or $.57 per diluted share) charge for reserves was $1.5 million, or $.09 per diluted share. This compares with income from continuing operations in the same quarter of the prior year of $4.5 million, or $.27 per diluted share, before a $2.4 million ($1.6 million after tax or $.09 per diluted share) restructuring charge. After the charge for reserves, there was a loss from continuing operations of $7.9 million, or $.48 per diluted share, and a net loss, including the discontinued operations of the Division, of $8.4 million, or $.51 per diluted share for the current year quarter. This compares with income from continuing operations of $2.9 million, or $.17 per diluted share, and net income of $3.1 million, or $.18 per diluted share, in the prior year quarter.

NET SALES. In the sporting goods and other recreational products group, net sales increased 11.5% to $105.6 million from $94.7 million in the year-earlier period. This growth was primarily the result of an increase in worldwide skate sales. Sales also benefited from double-digit growth of new Shakespeare fishing tackle products recently introduced and from continued demand for its core products. Hilton active apparel reported an improvement in sales to the advertising specialty market. K2's lifestyles companies continued to progress, particularly due to sales of skateboard shoes. Shipments of snowboard products and Stearns sports equipment were comparable to the prior year. Offsetting these gains was a sales decline in the bicycle business. The decline in the high-end of the full-suspension bike market resulted in a 70% reduction in overall shipments as compared to the comparable prior year quarter. Ski shipments were impacted by cautious retail buying after a disappointing retail ski season which has resulted in an industry-wide decline in preseason orders. Sales of recreational products to the Japanese market also declined reflecting economic conditions in Asia.

Net sales of the remaining two industrial products group, Shakespeare composites and electronics and Shakespeare monofilaments and specialty resins, rose 6.4% to $28.3 million from $26.6 million in the prior year's quarter. The increase reflects strong improvement in shipments of worldwide paperweaving monofilaments, an increase in specialty resin sales and higher cutting line business.

GROSS PROFIT. Gross profit for the third quarter of 1998 declined to $32.2 million, or 24.1% of net sales as compared with $38.2 million, or 31.5% of net sales in the year ago quarter. Excluding the effect of the charge for reserves, gross profit for the 1998 quarter was $39.9 million, or 29.8% of net sales. The decline in the gross profit percentage was due to shipments of closeout bikes at no margin and lower margin from sales at reduced prices of certain skate models.

COSTS AND EXPENSES. In the third quarter of 1998, selling expenses increased to $21.5 million, or 16.1% of net sales from $17.6 million, or 14.5% of net sales in the prior year's quarter. The increase was due to expanded marketing of the various brands and products throughout the Company. General and administrative expenses, before the $6.8 million relating to the charge for reserves, increased to $13.4 million, or 10.0% of net sales, from $11.4 million, or 9.4% of net sales, before the restructuring charge of $2.4 million, included in the year-earlier period. The dollar increase is attributable to continued investment in new product development and other items related to timing. After the charges, general and administrative expenses in the third quarter of 1998 increased to $20.2 million, or 15.1% of net sales from $13.8 million, or 11.4% of net sales in the same 1997 quarter.

OPERATING INCOME. Operating income for the third quarter before the charge for reserves declined to $5.0 million, or 3.7% of net sales, as compared to operating income of $9.2 million before the restructuring charge, or 7.6% of net sales, a year ago. The decline is mainly due to the lower gross profit margin from closeout sales and higher selling, general and administrative expenses. The operating loss after the charge for reserves was $9.5 million, or 7.1% of net sales, versus operating income, after the restructuring charge, of $6.8 million, or 5.6% of net sales, a year ago.

INTEREST EXPENSE. Interest expense increased $259,000 to $2.8 million in the third quarter of 1998 compared to $2.6 million the year-earlier period. Higher average borrowings incurred to support the growth in sales increased interest expense by $651,000, which was offset by a reduction of $392,000 of interest due to lower interest rates.

B.    COMPARATIVE NINE-MONTH RESULTS OF OPERATIONS

Net sales from continuing operations for the nine months ended September 30, 1998 increased to $441.7 million from $417.5 million in the corresponding prior-year period. Income from continuing operations before the charge for reserves was $11.7 million, or $.70 per diluted share. This compares with earnings from continuing operations, and before the after-tax restructuring charge of $17.3 million, or $1.03 per diluted share for the same period in the prior year. Including the charge for reserves, earnings from continuing operations was $2.2 million, or $.13 per diluted share and net income was $2.9 million, or $.17 per diluted share. This compares with income from continuing operations of $15.8 million, or $.94 per diluted share, and net income of $17.6 million, or $1.05 per diluted share, for the year-ago period.

NET SALES. In the sporting goods and other recreational products group, net sales increased to $343.8 million from $330.5 million in the 1997 period. Shakespeare fishing tackle products grew at a strong double digit rate due to the introduction of new Shakespeare branded products and continued gains in core fishing tackle products. Shipments of snowboard products increased due to strong demand for performance boards and Clicker step-in bindings and boots. Worldwide sales of in-line skates recovered in the third quarter. Stearns sports equipment contributed to sales growth as a result of new products as well as continued strength of core products. The new lifestyle companies also contributed to the sales increase. Offsetting these gains were lower shipments of full-suspension bikes due to the decline in the high-end of the full-suspension bike market. Sales of skis also declined due to a disappointing retail season industry-wide.

The industrial products group reported a 12.5% increase in sales, to $97.9 million from $87.0 million. The improvement was primarily due to increased sales of paperweaving product and cutting line in the Shakespeare monofilament business.

GROSS PROFIT. Gross profit for the first nine months of 1998 declined to $121.3 million, or 27.5% of net sales, from $127.6 million, or 30.6% of net sales, in the same 1997 period. Excluding the effect of the charge for reserves, gross profit was $129.0 million, or 29.2% of net sales, in the first nine months of 1998. The reduction in the gross profit percentage reflects closeout sales of certain bike inventories at no margin, higher sales of certain skate inventories at reduced margins and higher manufacturing costs in the industrial products group.

COST AND EXPENSES. Selling expenses for the first nine months of the year increased to $64.1 million, or 14.5% of net sales, from $59.3 million, or 14.2% of net sales, in the comparable 1997 period. The increase was due to expanded marketing efforts of new products. General and administrative expenses, before the charge for reserves, increased to $38.6 million from $35.6 million, before a restructuring charge in the prior-year period. These expenses remained comparable from year to year as a percentage of net sales. After the charges, general and administrative expenses in the first three quarters of 1998 increased to $45.4 million, or 10.3% of net sales, from $38.0 million, or 9.1% of net sales, in the prior year period.

OPERATING INCOME. Operating income before the charge for reserves declined to $26.3 million, or 6.0% of net sales, from $32.6 million, or 7.8% of net sales, before the restructuring charge in the prior-year period. The decline was mainly attributable to the effect of the lower gross profit percentage and higher selling, general and administrative expenses. After the charges, operating income was $11.8 million, or 2.7% of net sales, compared with $30.2 million, or 7.2% of net sales, in the prior year period.

INTEREST EXPENSE. Interest expense increased $1.3 million to $9.1 million in the first nine months of 1998 compared to $7.8 million in the year-earlier period. Higher average borrowings incurred to support the growth in sales and new product development increased interest expense by $2.1 million, which was offset by a reduction of $800,000 of interest due to lower interest rates.

C.   FINANCIAL CONDITION

The Company's continuing operating activities provided $4.3 million of cash during the nine months ended September 30, 1998, as compared with $3.5 million of cash used during the nine- month period a year ago. The year to year improvement in cash was largely due to lower inventory levels in the current period offset in part by lower income from continuing operations.

Net cash used for investing activities was $15.4 million in the current nine-month period compared to $9.8 million in the corresponding 1997 period. The 1997 period has been reduced by $6.4 million in connection with a one-time sale of investments. Excluding the one-time sale, net cash used in investing activities is consistent from year to year. There were no material commitments for capital expenditures at September 30, 1998.

Net cash provided by financing activities was $6.7 million in the 1998 nine-month period as compared with $13.1 million in the corresponding year-ago period. The year to year reduction of $6.4 million in cash from financing activities was due to a net reduction in borrowings for the period.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding sales and earnings, market conditions, market positioning, product acceptance and demand, restructuring efforts, market trends regarding bicycles, softboot in-line skates and skis, inventory levels at retail and overall market trends which involve substantial risks and uncertainties. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, economic conditions, product demand, competitive pricing and products, and other risks described in the Company's Annual Report on Form 10-K filing with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   27   Financial Data Schedule

              (b) Reports on Form 8-K filed in the third quarter ended September 30, 1998

                   None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          K2 INC.
                                                     (registrant)

Date: November 12, 1998                         /S/ RICHARD M. RODSTEIN
                                                Richard M. Rodstein
                                                President and Chief Executive
                                                Officer



Date: November 12, 1998                         /S/ JOHN J. RANGEL
                                                John J. Rangel
                                                Senior Vice President - Finance