Form 10-K405
period 1998-12-31
K2 INC
filed 1999-03-30
CIK 6720

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

For the Year Ended December 31, 1998                  Commission File No. 1-4290

                            ------------------------

                                    K2 INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                               95-2077125
       (State of Incorporation)          (I.R.S. Employer Identification No.)

      4900 SOUTH EASTERN AVENUE                         90040
       LOS ANGELES, CALIFORNIA                        (Zip Code)
   (Address of principal executive
               offices)

       Registrant's telephone number, including area code (323) 724-2800

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                       WHICH REGISTERED
---------------------------------------------  ---------------------------------
         Common Stock, par value $1                 New York Stock Exchange
                                                       Pacific Exchange
  Series A Preferred Stock Purchase Rights          New York Stock Exchange
                                                       Pacific Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by an "X" whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $132,653,000 as of March 12, 1999.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 12, 1999.

             Common Stock, par value $1            16,565,806 Shares

Documents Incorporated by Reference

    Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 6, 1999 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FORM 10-K ANNUAL REPORT
                                     PART I

ITEM 1.  BUSINESS:

GENERAL

    K2 Inc. ("K2 Inc." or the "Company") is a premier, branded consumer products company with a portfolio of diversified sporting goods products, other recreational products and selected industrial products. K2 Inc.'s sporting goods include several name brand lines such as K2 and OLIN alpine skis, K2 snowboards, boots and bindings, K2 in-line skates, K2 mountain bikes and BMX bikes, SHAKESPEARE fishing rods and reels, STEARNS personal flotation devices, rainwear and wet suits and K2 backpacks and hydration systems. The Company's other recreational products include HILTON corporate casual apparel and PLANET EARTH skateboards, apparel and shoes. K2 Inc.'s industrial products consist primarily of SHAKESPEARE monofilament line which is used, among others, in weed trimmers, in paper mills and as fishing line, and SHAKESPEARE fiberglass and composite marine antennas, light, transmission and distribution poles. Founded in 1946, K2 Inc. has grown to nearly $600 million in annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic information, see Note 14 of Notes to Consolidated Financial Statements.

    In recent years, the Company has aggressively expanded into several new sporting goods markets in the United States, Europe and Japan, including in-line skates, snowboard products and footwear and kits and combos. Management believes these newer products have benefited from the market share positions of other Company products, several of which are now among the top brands in their respective markets. For example, in the United States, K2 has the #2 market position in snowboards, boots and bindings, and management believes that STEARNS has the #1 market position in personal flotation devices and that Shakespeare's UGLY STIK is the top selling line of moderately priced fishing rods.

    During the third quarter of 1998, the Company adopted a plan to dispose of its Simplex building products division ("Division"). As a result, the Company reclassified the Division as a discontinued operation in 1998 and similarly reclassified prior years' operations (see Note 3 to Notes to Consolidated Financial Statements for further discussion). The discussion which follows focuses on the continuing operations of the Company.

    The Company's common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: KTO).

SPORTING GOODS PRODUCTS

    Net sales for sporting goods products were $404.9 million in 1998, $410.8 million in 1997 and $368.9 million in 1996. The following table lists the Company's principal sporting good products and the brand names under which they are sold.

                     PRODUCT                                         BRAND NAME
--------------------------------------------------  ---------------------------------------------
Alpine Skis                                         K2, Olin
Snowboards and Accessories                          K2
In-line Skates                                      K2
Fishing Rods and Reels                              Shakespeare, Ugly Stik, Pfleuger
Active Water Sports Products                        Stearns
Mountain and BMX Bikes                              K2, Noleen
Backpacks and Hydration Systems                     K2, Dana Design

    ALPINE SKIS. The Company sells its alpine skis under the names K2 and OLIN in the three major ski markets of the world--the United States, Europe and Japan. K2 offers skis in a broad range of styles for a variety of conditions and types of skiing at mid to upper price points. While participation rates for alpine skiing have been relatively flat during the past few years, the Company believes that industry retail sales have declined in the domestic and Japanese markets. Poor snow conditions late in 1998 further contributed to a decline in retail sales. K2 skis have benefited from their popularity among retail purchasers due to their high-quality, innovative features, (such as the line of deep side-cut skis incorporating piezoelectronics technology), attractive graphics and creative marketing.

    K2 and OLIN skis are manufactured by the Company in the United States and Norway. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. K2 alpine skis are marketed to skiers ranging from beginners to top racers using youthful and often irreverent advertising. OLIN skis are marketed toward more mature and affluent purchasers. To assist in its marketing efforts, the Company sponsors amateur and professional skiers including the well-known extreme skier, Glen Plake, and Olympic gold-medalist, Jonny Moseley.

    SNOWBOARDS. The Company sells snowboards under the K2 brand and snowboard bindings and snowboard boots under the K2 CLICKER brand. Back country accessories, including day packs, high performance snowshoes integrating the CLICKER bindings and backpacks for carrying snowboards and other gear when hiking into the back country have been recently introduced. The snowboard market, which is highly fragmented, is rapidly consolidating in favor of the larger, better established brands such as K2. The Company believes that its manufacturing capability and ability to innovate provides a competitive advantage. Like its alpine skis, K2 snowboards are of high quality and have innovative features and attractive graphics.

    The Company's innovations in its snowboarding line include the CLICKER, a revolutionary step-in binding system for snowboards jointly developed with Shimano Inc. and sourced and licensed from them under a distribution agreement, and the Electra, a snowboard which utilizes piezoelectronics technology. The CLICKER is among the first commercially available step-in binding systems for snowboards.

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

    IN-LINE SKATES. The Company introduced its K2 soft boot in-line skates in 1994. The in-line skate market grew dramatically as sales of K2 skates went from $10 million to $117 million in four years. In the second half of 1997, however, sales began to soften and in 1998, with the substantial decline of the worldwide "aggressive" skate market, the Company believes the industry grew at only a single digit rate. K2's in-line skates target the enthusiast and are priced at the mid to upper end of the industry's price points. K2 skates are attractive and of high quality and have innovative features such as a soft mesh and leather upper designed for improved comfort, with a rigid plastic cuff for support. The Company's in-line skates also offer high quality in-line skate components, which are manufactured by others.

    K2 in-line skates are manufactured to Company specifications and primarily assembled by a vendor in Korea and China. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. During 1998, sales of in-line skates in Europe amounted to approximately 59% of total in-line skate sales.

    FISHING RODS AND REELS. The Company sells fishing rods, reels and fishing line in most of the world. The Company believes that Shakespeare's UGLY STIK models have been the best selling fishing rods in the U.S. over the past twenty years. The success of these fishing rods has allowed the Company to establish a strong position with retailers, thereby increasing sales of new rods, reels and kits and combos and allowing the Company to introduce new products to its distribution. SHAKESPEARE rods and reels are manufactured principally in the People's Republic of China, although blanks for the UGLY STIK fishing rod are made by the Company in the United States. SHAKESPEARE products are sold directly by the Company and through independent sales representatives to mass merchandisers (two of which in the aggregate purchase more than one-third of the Company's fishing rods and reels).

    ACTIVE WATER SPORTS PRODUCTS. The Company sells STEARNS flotation vests, jackets and suits ("personal flotation devices"), cold water immersion products, wet suits, outdoor products, rainwear and towables in the United States and in certain foreign countries. In the United States, occupants of boats are required by law either to wear or have available personal flotation devices meeting Coast Guard standards. STEARNS personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories. Stearns manufactures most of its personal flotation devices in the U.S. and sources its other products from Asia. STEARNS products are sold principally through an in-house marketing staff and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

    MOUNTAIN AND BMX BIKES. K2 designs and distributes high quality full-suspension mountain bikes, front suspension mountain bikes, comfort bikes, and BMX bikes and components under the K2 AND NOLEEN names in the United States and internationally. Performance and comfort are provided by mountain bikes which have shock absorbing elements for either front and rear wheels or front wheels only, thereby improving climbing ability and decreasing rider fatigue and off-road vibration. K2 entered the full-suspension mountain bike business in 1993 through its acquisition of Girvin. The Company believes that the market for high-end full-suspension mountain bikes declined in 1998 due to the introduction of lower more popularly priced models. As a result, in late 1998 the Company introduced several new products to reposition its product line at more popular price points. These new products include lower priced full-suspension and single-suspension mountain bikes, BMX bikes and the Smart Fork. K2 assembles certain components at its facility in the United States and sources the remaining frames and components from vendors worldwide. The bikes are manufactured and assembled to K2's specifications by vendors and are distributed through an in-house marketing staff and by independent sales representatives to independent bicycle dealers in the U.S. and through distributors internationally. As part of its promotional and marketing efforts, K2 sponsors certain BMX professional riders.

    BACKPACKS. Dana Design, which was acquired by the Company in 1995, manufactures and distributes high-end backpacks in the U.S. DANA DESIGN products are known for their comfort, high quality and innovative features, such as custom fitting. The line also includes a series of "activity specific" packs marketed by K2 ski, bike and snowboard. DANA DESIGN backpacks are primarily manufactured to the Company's specifications by vendors in Mexico for sale by independent sales representatives to specialty retailers in the United States.

OTHER RECREATIONAL PRODUCTS

    Net sales for other recreational products were $43.7 million in 1998, $34.2 million in 1997 and $38.4 million in 1996. The following table lists the Company's principal other recreational products and brand names under which they are sold.

                     PRODUCT                                         BRAND NAME
--------------------------------------------------  ---------------------------------------------
Imprinted Corporate Casuals                         Hilton
Skateboard apparel                                  Planet Earth
Snowboard Apparel                                   Planet Earth
Casual and surf apparel                             Katin
Skateboard shoes                                    Adio

    CORPORATE CASUALS. The Company manufactures and distributes jackets, shirts, fleece tops and other active wear under the Hilton and USA brand names. The products are sold in the United States to advertising specialty customers, embroiderers and screen printers who in turn sell imprinted items, including garments, principally to corporate buyers. HILTON and USA apparel, which are both manufactured by the Company in the United States and sourced from offshore vendors, are sold through catalogs by a direct sales force and by independent sales representatives.

    SKATEBOARD, SNOWBOARD, CASUAL AND SURF APPAREL AND SKATEBOARD
SHOES. Lifestyle apparel and shoes are sold in the U.S., Europe and Japan. The products are manufactured to the Company's specifications by suppliers, primarily in Asia. The products are sold through independent and Company-owned distributors in Europe and Asia and to retailers in the domestic market by independent sales representatives.

INDUSTRIAL PRODUCTS

    Net sales of industrial products were $125.9 million in 1998, $114.0 million in 1997 and $105.9 million in 1996. The following table lists the Company's principal industrial products, all of which are sold under the Shakespeare brand name.

                     PRODUCT
--------------------------------------------------
Monofilament Line
Composite Utility and Decorative Light Poles
Fiberglass Marine Radio Antennas

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

    COMPOSITE UTILITY AND DECORATIVE LIGHT POLES. The Company produces and sells composite utility and decorative light poles under the SHAKESPEARE name in the United States, principally to public and private utilities and developers for specialty and unique applications. The Company believes that a large majority of major utility companies in the United States have approved the use of composites for its light and utility poles.

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

COMPETITION

    The Company's competition varies among its business lines. The sporting goods markets and recreational products markets are generally highly competitive, with competition centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than snowboards and active wear) consists of a relatively small number of large producers, some of whom have greater financial and other resources than the Company. A relatively large number of companies compete in snowboards and active wear. While the Company believes that its well-recognized brand names, established distribution networks and reputation for developing and introducing innovative products have been key factors in the successful introduction of its sporting goods products, there are no significant technological or capital barriers to entry into the markets for many sporting goods and recreational products. These markets face competition from other leisure activities, and sales of leisure products are affected by changes in consumer tastes, which are difficult to predict.

    The Company believes that its industrial products segment competes based on product quality, service and delivery, however, the Company's industrial products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products. Composite utility and light poles compete with products made of other materials, such as wood and aluminum. Certain industrial competitors have greater financial and other resources than the Company.

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

    The Company has not experienced any substantial difficulty in obtaining raw materials for its industrial products segment.

SEASONALITY AND CYCLICALITY; BACKLOG

    Sales of the Company's sporting goods are generally highly seasonal and in many instances are dependent on weather conditions. The Company's industrial products are mildly seasonal. This seasonality causes the Company's financial results to vary from quarter to quarter, and the Company's sales and earnings are usually weakest in the first quarter. In addition, the nature of the Company's ski, snowboard, mountain bike and in-line skate businesses requires that in anticipation of the selling season for these products, it make relatively large investments in inventory which, in the case of skis and snowboards runs from August through December, in the case of mountain bikes runs from October through April and in the case of in-line skates, runs primarily from February through June. Relatively large investments in receivables are consequently made during and shortly after such seasons. The rapid delivery requirements of the Company's customers for its sporting goods products and other recreational products also result in investment in significant amounts of inventory. The Company believes that another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products' retail seasons and ordering based on rates of sale.

    Sales of sporting goods and other recreational products depend to a large extent on general economic conditions including the amount of discretionary income available for leisure activities and consumer confidence. Sales of the Company's industrial products are dependent to varying degrees upon general economic conditions.

    As a result of the nature of many of the Company's businesses, backlog is generally not significant, except for the in-line skate business. The backlog of in-line skate orders as of February 28, 1999 and 1998 was approximately $36.7 million and $36.4 million, respectively. The backlog may be subject to cancellation or other adjustments and is not necessarily indicative of future sales.

CUSTOMERS

    The Company believes that its customer relationships are excellent, and no one customer of the Company accounted for ten percent or more of its consolidated annual net sales or 5% of its operating income in 1998 or 1997.

RESEARCH AND DEVELOPMENT

    Consistent with the Company's business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, the Company maintains decentralized research and development departments at several of its manufacturing centers which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $12.4 million in 1998, $12.0 million in 1997 and $9.3 million in 1996 and were expensed as a part of general and administrative expenses in the year incurred.

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1998 and 1997, the Company accrued approximately $963,000 and $930,000, respectively, with no provision for expected insurance recovery.

EMPLOYEES

    The Company had approximately 3,200 and 3,500 employees at December 31, 1998 and 1997, respectively. The Company believes that its relations with employees generally have been good. The decline was generally due to a shutdown of certain domestic manufacturing plants.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

    While product innovation is a highly important factor in the Company's sporting goods and other recreational products segments and many of the Company's innovations have been patented, the Company does not believe that the loss of any one patent would have a material effect on it, however, the loss of the in-line skate patent could result in increased competition and reduced sales and margins. Certain of its brand names, such as K2, OLIN, SHAKESPEARE, UGLY STIK, PFLEUGER, STEARNS, HILTON and DANA DESIGN are believed by the Company to be well-recognized by consumers and therefore important in the sales of these products. Registered and other trademarks and tradenames of Company products are italicized in this Form 10-K.

ITEM 2.  PROPERTIES

    The table below provides information with respect to the principal production and distribution facilities utilized by the Company for continuing operations as of December 31, 1998.

                                                                            OWNED FACILITIES          LEASED FACILITIES
                                                                       --------------------------  ------------------------
                                                         TYPE OF           NO. OF        SQUARE       NO. OF       SQUARE
LOCATION                                                FACILITY          LOCATIONS      FOOTAGE     LOCATIONS     FOOTAGE
--------------------------------------------------  -----------------  ---------------  ---------  -------------  ---------
SPORTING GOODS
  Minnesota.......................................  Distribution
                                                    and production                2       302,000            4      145,000
  South Carolina..................................  Distribution
                                                    and production                1       100,000
  Washington......................................  Distribution
                                                    and production                1       160,000            2      170,000
  Foreign.........................................  Distribution
                                                    and production                1        15,000           19      325,000
                                                                                  -                         --
                                                                                        ---------                 ---------
                                                                                  5       577,000           25      640,000
                                                                                  -                         --
                                                                                  -                         --
                                                                                        ---------                 ---------
                                                                                        ---------                 ---------
OTHER RECREATIONAL PRODUCTS
  Alabama.........................................  Distribution
                                                    and production                1       170,000            1       15,000
  California......................................  Distribution                                             3       59,000
  Illinois........................................  Distribution                                             1       85,000
  North Carolina..................................  Distribution                                             1        7,000
                                                                                  -                         --
                                                                                        ---------                 ---------
                                                                                  1       170,000            6      166,000
                                                                                  -                         --
                                                                                  -                         --
                                                                                        ---------                 ---------
                                                                                        ---------                 ---------
INDUSTRIAL PRODUCTS
  Florida.........................................  Production                    2        15,000            2       41,000
  South Carolina..................................  Distribution
                                                    and production                2       515,000
  Foreign.........................................  Distribution
                                                    and production                1        33,000
                                                                                  -                         --
                                                                                        ---------                 ---------
                                                                                  5       563,000            2       41,000
                                                                                  -                         --
                                                                                  -                         --
                                                                                        ---------                 ---------
                                                                                        ---------                 ---------

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1998 and 1997, the Company accrued approximately $963,000 and $930,000, respectively, with no provision for expected insurance recovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

NAME                                                            POSITION                                          AGE
--------------------------  --------------------------------------------------------------------------------      ---
Richard M. Rodstein         President and Chief Executive Officer                                                     44
Robert E. Doyle             Senior Vice President; President of Simplex Products                                      52
John J. Rangel              Senior Vice President-Finance                                                             45
Tony H. Chow                Vice President and Director of Taxes                                                      51
David G. Cook               Vice President; President of Stearns                                                      61
Timothy C. Cronin           Vice President; President of Hilton Corporate Casuals                                     48
David H. Herzberg           Vice President; President of Shakespeare Monofilament                                     56
J. Wayne Merck              Vice President; President of Shakespeare Composites and Electronics                       39
James A. Vandergrift        Vice President                                                                            48
Susan E. McConnell          Secretary                                                                                 55

    Mr. Rodstein has been President of the Company for more than the past six years and Chief Executive Officer since January 1, 1996.

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

    Mr. Cronin has been a Vice President of the Company since January 1, 1996 and president of Hilton Corporate Casuals since November 1996. Mr. Cronin was Executive Vice President of Hilton Corporate Casuals from October 1992 to October 1996.

    Mr. Herzberg has been a Vice President of the Company and president of Shakespeare Monofilament for more than the past five years.

    Mr. Merck has been a Vice President of the Company since January 1, 1996 and president of Shakespeare Composites & Electronics since June 1996. Mr. Merck was president of the Company's former Anthony Pools business from February 1994 to June 1996, manager of quality and process improvement of the Company from August 1992 to February 1994, and director of manufacturing of Shakespeare Composites & Electronics for one year previous to that.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKETS

    The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KTO." At March 12, 1999 there were 1,611 holders of record of Common Stock of the Company.

COMMON STOCK PRICES AND DIVIDENDS

    The following table sets forth, for the quarters indicated, the reported high, low and closing sales prices of the Company's Common Stock, as reported by the New York Stock Exchange during the Company's two most recent fiscal years:

                                                                                 DIVIDENDS PER
                                                          STOCK PRICES               SHARE
                                                     ----------------------    -----------------
                                                       HIGH          LOW         CLOSE     CASH
                                                     ---------    ---------    ---------   -----
1998
  Fourth..........................................    17 7/16       7 3/4       10 5/16    $.11
  Third...........................................    21 1/8       15           17 11/16   $.11
  Second..........................................    23 5/8       16 11/16     17 5/8     $.11
  First...........................................    23 11/16     17 3/4       22 5/16    $.11

1997
  Fourth..........................................    29 13/16     22 7/16      23         $.11
  Third...........................................    32 15/16     23 7/16      25 1/8     $.11
  Second..........................................    31 7/8       24 1/8       31 11/16   $.11
  First...........................................    29 7/8       24 3/8       24 7/8     $.11

DIVIDENDS

    The Company has paid a cash dividend on the Common Stock since 1978. The timing and amounts of dividends depend on, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. The Company is subject to credit agreements which limit its ability to pay cash dividends. As of December 31, 1998, $7.7 million of retained earnings were free of such restrictions. See Note 6 of Notes to Consolidated Financial Statements for further description of the Company's credit facilities.

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT FOR COMMON STOCK

Harris Trust Company of California
601 South Figueroa Street, Suite 4900
Los Angeles, California 90017

ITEM 6.  SELECTED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31 (A)
                                                    ------------------------------------------------
                                                    1998 (B)  1997 (C)    1996      1995      1994
                                                    --------  --------  --------  --------  --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE FIGURES AND
                                                                      PERCENTAGES)
INCOME STATEMENT DATA:
  Net sales.......................................  $574,510  $559,030  $513,170  $448,575  $351,254
  Cost of products sold (d).......................   418,950   391,860   360,029   321,053   249,165
                                                    --------  --------  --------  --------  --------
  Gross profit....................................   155,560   167,170   153,141   127,522   102,089
  Selling expenses................................    87,389    79,832    67,324    54,538    43,540
  General and administrative expenses (d).........    39,030    38,303    38,490    34,758    29,748
  Research and development expenses...............    12,391    11,979     9,317     6,437     5,705
                                                    --------  --------  --------  --------  --------
  Operating income................................    16,750    37,056    38,010    31,789    23,096
  Interest expense................................    12,163    10,560     9,294     9,916     7,481
  Other income, net...............................      (236)     (619)   (1,476)   (1,396)   (1,229)
                                                    --------  --------  --------  --------  --------
  Income from continuing operations before
    provision for income taxes....................     4,823    27,115    30,192    23,269    16,844
  Provision for income taxes......................       955     7,815     9,105     6,947     6,080
                                                    --------  --------  --------  --------  --------
  Income from continuing operations...............     3,868    19,300    21,087    16,322    10,764
  Discontinued operations, net of taxes (e).......       975     2,600     4,130    (1,443)    2,269
                                                    --------  --------  --------  --------  --------
  Net Income......................................  $  4,843  $ 21,900  $ 25,217  $ 14,879  $ 13,033
                                                    --------  --------  --------  --------  --------
                                                    --------  --------  --------  --------  --------
  Basic earnings per share:
    Continuing operations.........................  $   0.23  $   1.17  $   1.27  $   1.14  $   0.91
    Discontinued operations.......................      0.06      0.15      0.25     (0.10)     0.19
                                                    --------  --------  --------  --------  --------
    Net income....................................  $   0.29  $   1.32  $   1.52  $   1.04  $   1.10
                                                    --------  --------  --------  --------  --------
                                                    --------  --------  --------  --------  --------
  Diluted earnings per share:
    Continuing operations.........................  $   0.23  $   1.15  $   1.26  $   1.13  $   0.90
    Discontinued operations.......................      0.06      0.16      0.25     (0.10)     0.19
                                                    --------  --------  --------  --------  --------
    Net income....................................  $   0.29  $   1.31  $   1.51  $   1.03  $   1.09
                                                    --------  --------  --------  --------  --------
                                                    --------  --------  --------  --------  --------
  Dividends:
    Cash--per share...............................  $   0.44  $   0.44  $   0.44  $   0.44  $   .425
    Stock.........................................                                                5%
  Basic shares....................................    16,554    16,541    16,574    14,367    11,800
  Diluted shares..................................    16,637    16,713    16,734    14,498    11,919

BALANCE SHEET DATA:
  Total current assets............................  $335,570  $305,048  $251,606  $278,793  $207,694
  Total assets....................................   452,995   419,413   357,006   374,373   292,608
  Total current liabilities.......................   127,138   115,227    63,425   110,483    70,796
  Long-term debt..................................   110,724    88,668    89,096    75,071   109,921
  Shareholders' equity............................   202,119   202,885   188,988   175,816    98,996

------------------------

(a) Certain income statement and balance sheet accounts have been restated to reflect the Simplex building products division as discontinued operations. See Note 3 to Notes to Consolidated Financial Statements.

(b) Gross profit, operating income, income from continuing operations and net income are $166,060, $31,250, $13,293 and $14,268, respectively, before charges totaling $14,500 ($9,425 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(c) Operating income, income from continuing operations and net income are $39,456, $20,860 and $23,460, respectively, before restructuring costs of $2,400 ($1,560 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(d) Gross profit includes a $10,500 charge and general and administrative expenses includes a $4,000 charge recorded in the third quarter of 1998. See
    Note 2 to Notes to Consolidated Financial Statements.

(e) See Note 3 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    K2 Inc. is a leading designer, manufacturer and marketer of brand name sporting goods which represent $404.9 million, or 70.5% of the Company's 1998 consolidated net sales, and other recreational products, which represent $43.7 million in 1998 sales. The Company is also a manufacturer and supplier of selected industrial products, which had sales of $125.9 million in 1998.

    During the third quarter of 1998, the Company adopted a plan to dispose of its Simplex building products division (the "Division"). This plan is consistent with the Company's strategy to focus on its core sporting goods and other recreational products businesses. As a result, the Company reclassified the Division as a discontinued operation in 1998 and similarly reclassified prior years' operations. The discussion which follows focuses on the continuing operations of the Company.

REVIEW OF OPERATIONS: COMPARISON OF 1998 TO 1997

    Net sales from continuing operations increased to $574.5 million from $559.0 million in the prior year. Income from continuing operations for 1998 was $3.9 million, or $.23 per diluted share in 1998 as compared to $19.3 million, or $1.15 per diluted share in the prior year. Net income declined to $4.8 million, or $.29 per diluted share, from $21.9 million, or $1.31 per diluted share in the prior year.

    NET SALES. In the sporting goods segment, net sales decreased 1.4% to $404.9 million from $410.8 million in 1997. The decrease was primarily due to a decline in ski and mountain bike sales. Unfavorable weather conditions in the important fourth quarter combined with the impact of declining industry sales worldwide resulted in lower shipments of K2 and Olin brand skis. Sales of the bike business were down substantially due to a rapid shift in the marketplace away from high-end, full suspension mountain bikes. Since K2 bikes were positioned in the high-end niche, full-suspension mountain bike shipments declined 47% for the year. More modest declines were incurred in sales of outdoor products. K2 softboot in-line skate sales were comparable with the prior year. A decline in sales of "aggressive" skates, due to an industry-wide reduction in demand, was offset by the growth of K2 children's skates. Sales increases were reported in K2 snowboard products, Shakespeare fishing tackle and Stearns products. Although also feeling the effects of poor weather conditions in late 1998, snowboard products benefited from strong demand for its Clicker step-in binding, related boots and snowboards. Shipments of Shakespeare's Ugly Stik fishing rods grew during the year in acceptance of several new models. New kit and combo products and other new products also contributed to overall growth in fishing tackle sales. New product introductions including inflatables, waders and other products by Stearns also contributed to the increase in sales.

    In the other recreational products segment, net sales grew 27.8% to $43.7 million from $34.2 million in the prior year. Sales growth was driven primarily by the acceptance of skateboard shoes, snowboard apparel and other apparel sales of the Planet Earth group, and by the inclusion for the full year of the base business, which was acquired in 1997.

    In the industrial products group, net sales increased 10.4%, to $125.9 million from $114.0 million in 1997. Improved sales were reported by the Shakespeare Monofilament business due to new product introductions and increased penetration of its cutting line business. Net sales in 1998 of fiberglass light poles and marine and military antennas were comparable with the prior year.

    GROSS PROFIT. Gross profit declined to $155.6 million, or 27.1% of sales in 1998, from $167.2 million, or 29.9% of sales in 1997. Gross profit in 1998 was net of a $10.5 million charge (a discussion regarding an additional $4.0 million which was charged against general and administrative expenses is included below). Excluding the impact of the charge, gross profit as a percentage of sales declined to 28.9%. The charge was recorded to write-down the cost of high-end, full suspension mountain bike and "aggressive" skate inventory made necessary by the sudden shift in market demand and subsequent repositioning of the bike business into more popularly priced, front suspension mountain bikes, comfort bikes and BMX bikes. The remaining reduction in the gross profit percentage was due mainly to an unfavorable sales mix which included a larger proportion of closeout bikes, skates and skis at reduced or no margins.

    COST AND EXPENSES. Selling expenses increased 9.5% to $87.4 million from $79.8 million in 1997. The increase was largely volume-driven and related to launches of new products, such as skateboard shoes and apparel, and the continued support of the Company's product lines in the marketplace.

    General and administrative expenses increased 1.8% to $39.0 million from $38.3 million in 1997, although as a percentage of sales they declined slightly from the prior year. 1998 expense included a $4.0 million charge to write-down equipment and other items no longer used to manufacture mountain bikes referred to above, and for the costs related to repositioning the bike business. 1997 expense included a $2.4 million restructuring charge to consolidate the mountain bike and outdoor equipment operations.

    Research and development expense increased to $12.4 million from $12.0 million in 1997.

    OPERATING INCOME. Operating income from continuing operations declined to $16.8 million, or 2.9% of net sales, from $37.1 million, or 6.6% of net sales, in 1997. The percentage decrease is mainly due to the charge discussed above, which totaled $14.5 million, and to an unfavorable mix of sales which included a greater proportion of skis, "aggressive" skates and mountain bikes sold at discounted prices. Excluding the charge, operating income was $31.3 million, or 5.4% of net sales.

    INTEREST EXPENSE. Interest expense increased by a net amount of $1.6 million in 1998. Lower interest rates resulted in a decrease of $1.1 million while higher average borrowing balances resulted in an increase of $2.7 million.

    OTHER INCOME. Other income, which includes royalties, interest income and other miscellaneous income, decreased to $0.2 million from $0.6 million in 1997.

    INCOME TAXES.   The income tax rate for 1998 declined due to a reduction of the income tax valuation reserve, as a result of further utilization of prior year foreign net losses utilized in the current period.

    SEGMENT INFORMATION. Total segment operating profit or loss (before interest, corporate expenses and income taxes) decreased to $22.6 million from $44.5 million in 1997. In the sporting goods segment operating profit declined to $5.3 million from $26.3 million in 1997. The decrease was due to a wider loss in the full-suspension mountain bike business reflecting a decline in sales due to a shift in the market and resulting sale of inventory at reduced prices, resulting in a $14.5 million charge, and sales of other sporting goods products at reduced margins (such as skis and in-line skates as described above).

    In the other recreational products segment, an operating loss of $1.1 million was reported in 1998 as compared with operating profit of $.7 million in 1997. The current year loss was due to start-up costs of new products for the emerging sports market, partially offset by improved operating profits of the activewear group.

    In the industrial products segment, operating profit increased $18.4 million from $17.5 million in 1997. The improvement was attributable to sales related gains in the monofilament and specialty resins businesses.

REVIEW OF OPERATIONS: COMPARISON OF 1997 TO 1996

    Net sales from continuing operations advanced 8.9% to $559.0 million from $513.2 million in 1996. Income from continuing operations was $19.3 million, or $1.15 per diluted share as compared to $21.1 million, or $1.26 per diluted share in 1996. Net income declined to $21.9 million, or $1.31 per diluted share from $25.2 million, or $1.51 per diluted share in 1996.

    NET SALES. In the sporting goods segment, net sales increased 11.4% to $410.8 million from $368.9 million in 1996. The increase was driven by K2 in-line skate sales primarily in the first half of the year. Sales slowed in the second half of the year due to declining consumer demand and significant discounting by competitors. Worldwide sales of snowboards improved for the year due to tremendous acceptance of the Clicker step-in bindings and innovative K2 snowboards. Although ski sales increased modestly worldwide, a strengthening dollar against most European currencies had an unfavorable impact on translated sales of our German subsidiary. Shipments of Shakespeare's Ugly Stik fishing rods grew due to the acceptance of new models of the rods. Sales of core reels, and kits and combos also grew during the year, however, overall fishing tackle sales declined due to the end of a one-time promotional program in effect a year ago. New product introductions of inflatables, towables and other active water gear by Stearns also contributed to the increase in sales. Partially offsetting these gains were lower shipments of full-suspension mountain bikes due to continued softness in the mountain bike market from the prior year.

    In the other recreational products segment, net sales decreased 10.9% to $34.2 million from $38.4 million in 1996. Sluggish market conditions resulted in sales declines of Hilton Corporate Casuals. The inclusion of the skateboard apparel and other apparel businesses, which were acquired in 1997, slightly offset the sales decrease of this segment.

    In the industrial products segment, net sales improved to $114.0 million from $105.9 million in 1996. The increase was due to the growth in sales of Shakespeare composite poles and marine antennas, which benefited from a centennial year promotional program, and from new paperweaving products and specialty resins which helped support the sales growth at the Shakespeare Monofilament business.

    GROSS PROFIT. Gross profit rose 9.2% to $167.2 million, or 29.9% of net sales from $153.1 million, or 29.8% of net sales, in 1996. Gross profit as a percentage of net sales was fairly consistent from year to year. The dollar increase was primarily attributable to the sporting goods segment, offset by the closeout of certain bike models and apparel at reduced margins. The industrial products segment also contributed to the dollar increase.

    COSTS AND EXPENSES. Selling expenses increased 18.6% to $79.8 million, or 14.3% of net sales from $67.3 million, or 13.1% of net sales, in 1996. The increase was due to expanded marketing of the K2 brand and the promotion of the centennial anniversary of Shakespeare fishing tackle products.

    General and administrative expenses before a $2.4 million restructuring charge discussed below, were consistent at $38.3 million, or 6.9% of net sales from $38.5 million, or 7.5% of net sales in 1996. The decline as a percentage of net sales is attributable to the effect of ongoing expense controls throughout the Company.

    Research and development expenses increased 29.0% to $12.0 million from $9.3 million in 1996 as the result of heightened new product development efforts.

    A restructuring charge of $2.4 million was recorded in connection with the announcement of the Company's plan to consolidate its mountain bike and outdoor equipment operations into its existing facility on Vashon Island, Washington, and to move its production of outdoor products to outside sources.

The restructuring charge includes approximately $1.0 million in expected cash outlays primarily related to severance benefits and shutdown of the facilities. The balance of the restructuring charge relates to the divestiture of the remaining assets. The Company plans to complete the restructuring by the end of the first quarter of 1998.

    OPERATING INCOME. Operating income before the restructuring charge increased to $39.5 million, or 7.1% of net sales from $38.0 million, or 7.4% of net sales, in 1996. The dollar increase is due to a higher gross profit, offset by increased selling, general and administrative expenses. The gross profit as a percentage of net sales was fairly consistent from year to year. Operating income after the restructuring charge was $37.1 million, or 6.6% of net sales.

    INTEREST EXPENSE. Interest expense rose $1.3 million to $10.6 million in 1997. Lower interest rates produced a benefit of $.7 million, which was offset by $2.0 million of additional interest as a result of higher average borrowings of $29.2 million, incurred to support the growth of the in-line skates, snowboards and fishing tackle product lines.

    OTHER INCOME. Other income of $.6 million includes royalties, interest income, gain on sale of investments and other miscellaneous income, net of $3.5 million of legal fees expensed related to the derivative lawsuit described in
Note 8 to Notes to Consolidated Financial Statements.

    INCOME TAXES. The income tax rate for 1997 remained comparable to 1996 from the continued reduction of the income tax valuation reserve, as a result of the continued utilization of prior years' foreign net losses utilized in the current period.

    SEGMENT INFORMATION. Total segment operating profit (before interest, corporate expenses and income taxes) decreased to $44.5 million from $46.2 million in 1996. In the sporting goods segment, operating profit declined to $26.3 million from $30.2 million in 1996. The decrease was the result of a wider loss in the full-suspension mountain bike business reflecting increased competition, costs to launch the new bike line, the $2.4 million restructuring charge and sales of other discontinued recreational products at reduced margins. Additional factors were the decline in the fishing tackle business reflecting the end of a one-year promotional program in effect in the prior year. Partially offsetting these reductions was a volume-related increase in in-line skate earnings.

    In the other recreational products segment, operating profit declined to $.7 million from $1.5 million in 1996. The decrease was due to lower ad specialty earnings from a reduction in sales.

    In the industrial products segment, operating profit increased to $17.5 million from $14.5 million in 1996. The improvement was mainly due to a more profitable sales mix, manufacturing efficiencies and sales growth at the Shakespeare Monofilament and Shakespeare Composites and Electronics businesses. For additional segment information see Note 14 to Notes to Consolidated Financial Statements.

LIQUIDITY AND SOURCES OF CAPITAL

    The Company's continuing operations used $22.7 million of cash compared to $25.6 million of cash used in 1997. The use of cash in the current year was the result of financing higher levels of accounts receivable and inventories and paying down accounts payable. The increase in accounts receivable reflects primarily higher sales volume of snowboards, fishing tackle and monofilament products. Higher levels of inventory reflect delays in certain year-end shipments due to a continuation in the shift in ordering patterns by retailers to more closely match the selling season and the decline in bike sales previously described. In late 1998, the Company acquired the remaining shares of stock of its Japanese distributor of K2 products. The decline in accounts payable relates mainly to payment to trade creditors subsequent to the acquisition. Net cash used in investing activities from continuing operations was $16.5 million, as compared to $15.7 million in 1997. The use of cash for this activity was attributable to expenditures to increase manufacturing capacity in the industrial products segment and to facilitate the manufacture of new sporting goods products. No material commitments for capital expenditures existed at year-end.

    The Company's principal long-term borrowing facility is a $100 million Credit Line ("Credit Line") which becomes due on May 20, 2002. Additionally, the Company has a $50 million accounts receivable purchase facility ("Purchase Facility"). At December 31, 1998, $88.5 million was outstanding under the Credit Line and $50.0 million of accounts receivable had been sold under the Purchase Facility. Under the Credit Line and Purchase Facility, the Company is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends and stock repurchases by the Company. As of December 31, 1998, $7.7 million of retained earnings were free of such restrictions. The Company also had $26.7 million of 8.39% unsecured senior notes due through 2004, payable in six equal principal payments. The notes are subject to agreements which are generally less restrictive than the long-term borrowing facilities. Additionally, the Company has several foreign and domestic short-term lines of credit totaling $124.8 million. Under the Company's debt covenant restrictions at December 31, 1998, $85.0 million was available and $64.4 million was outstanding. For further information regarding the Company's borrowings, see
Note 6 to Notes to Consolidated Financial Statements.

    The Company anticipates its cash needs in 1998 will be provided from operations and from borrowings, principally under its Credit Line and Purchase Facility and, to a lesser extent, other existing credit lines.

ENVIRONMENTAL MATTERS

    The Company is one of several named potentially responsible parties ("PRP") in an Environmental Protection Agency matter involving discharge of hazardous materials at an old waste site in South Carolina. See Item 3, Legal Proceedings, for further discussion of this matter.

    The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe this matter will have a material adverse effect on the Company's financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires companies to recognize all derivatives on the balance sheet at fair value. The Company will adopt SFAS No. 133 in 2000. The adoption of the new standard is not expected to have a material effect on its results of operations or financial position.

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

YEAR 2000 ISSUE

    The Company is addressing its Year 2000 issue on a decentralized basis. Based on recent assessments, the Company determined that it will be or would have been required to modify or replace portions of its software at locations representing approximately 80% of its 1998 sales so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

    The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that it believes could have a material impact on the sales, liquidity or operations of the Company and that could be significantly affected by the Year 2000 issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected. That assessment also indicated that certain software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) are at risk. Based on a review of its product line, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

    For its information technology exposures, to date the Company is approximately 75% complete on the remediation phase overall. The Company expects to complete software reprogramming and replacement no later than September 30, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 50% of its testing overall and has implemented approximately 75% of its remediated systems where such remediation was found to be necessary. Completion of the testing and remediation phases for all significant systems is expected by September 30, 1999. The Company is approximately 90% complete in the remediation phase of its operating equipment and the Company is 100% complete with the testing of its remediated operating equipment.

    The Company's billing system interfaces directly with certain significant customers. The Company is in the process of working with these customers to ensure that the Company's systems that interface directly with them are Year 2000 compliant by December 31, 1999. The Company has completed its assessment and testing phases and is approximately 75% complete with the remediation phase.

    The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

    COSTS. The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows. To date, the Company has incurred approximately $350,000 ($275,000 expensed and $75,000 capitalized for new systems) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $760,000 is attributable to the purchase of new software, which will be capitalized. The remaining $740,000 relates to repair of software and will be expensed as incurred.

    RISKS. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company in some cases would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation should its computer system fail, causing for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    CONTINGENCY PLAN. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in June 1999 and determine whether such a plan is necessary.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

    This Annual Report on Form 10-K contains certain "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding sales and earnings, market trends regarding softboot in-line skates, mountain bikes, skis and snowboards, inventory levels at retail, product acceptance and demand, marketing efforts, growth efforts, cost reduction efforts, margin enhancement efforts, product development efforts, success of new product introductions, marketing positioning, the impact of the Year 2000 on computerized information systems, and overall market trends which involve substantial risks and uncertainties. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to, economic conditions, product demand, competitive pricing and products, and other risks described in the Company's filing with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

    The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of sales over quarterly time horizons. To a certain extent, foreign currency exchange rate movements also affect the Company's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. The Company's foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk--not for speculative investments.

    Considering both the anticipated cash flows from firm purchase commitments and anticipated purchase for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected first quarter 1999 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the affect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    K2 INC.

                       STATEMENTS OF CONSOLIDATED INCOME

                                                                                     YEAR ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                                            FIGURES)
Net sales....................................................................  $  574,510  $  559,030  $  513,170
Cost of products sold........................................................     418,950     391,860     360,029
                                                                               ----------  ----------  ----------
  Gross profit...............................................................     155,560     167,170     153,141
Selling expenses.............................................................      87,389      79,832      67,324
General and administrative expenses..........................................      39,030      38,303      38,490
Research and development expenses............................................      12,391      11,979       9,317
                                                                               ----------  ----------  ----------
  Operating income...........................................................      16,750      37,056      38,010
Interest expense.............................................................      12,163      10,560       9,294
Other income, net............................................................        (236)       (619)     (1,476)
                                                                               ----------  ----------  ----------
  Income from continuing operations before provision for income taxes........       4,823      27,115      30,192
Provision for income taxes...................................................         955       7,815       9,105
                                                                               ----------  ----------  ----------
  Income from continuing operations..........................................       3,868      19,300      21,087
Discontinued operations, net of taxes........................................         975       2,600       4,130
                                                                               ----------  ----------  ----------
Net Income...................................................................  $    4,843  $   21,900  $   25,217
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic earnings per share:
  Continuing operations......................................................  $     0.23  $     1.17  $     1.27
  Discontinued operations....................................................        0.06        0.15        0.25
                                                                               ----------  ----------  ----------
  Net income.................................................................  $     0.29  $     1.32  $     1.52
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Diluted earnings per share:
  Continuing operations......................................................  $     0.23  $     1.15  $     1.26
  Discontinued operations....................................................        0.06        0.16        0.25
                                                                               ----------  ----------  ----------
  Net income.................................................................  $     0.29  $     1.31  $     1.51
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic shares outstanding.....................................................      16,554      16,541      16,574
Diluted shares outstanding...................................................      16,637      16,713      16,734

                 See notes to consolidated financial statements

                                    K2 INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS,
                                                                                                EXCEPT PER SHARE
                                                                                                    FIGURES)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................................................  $   3,394  $   5,706
  Accounts receivable, net..................................................................    126,011    110,091
  Inventories, net..........................................................................    188,348    175,286
  Deferred taxes............................................................................     12,780      7,884
  Prepaid expenses and other current assets.................................................      5,037      6,081
                                                                                              ---------  ---------
    Total current assets....................................................................    335,570    305,048

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements................................................................        992      2,175
  Buildings and leasehold improvements......................................................     29,814     27,969
  Machinery and equipment...................................................................    111,872     99,454
  Construction in progress..................................................................      8,393      6,822
                                                                                              ---------  ---------
                                                                                                151,071    136,420
  Less allowance for depreciation and amortization..........................................     84,480     74,336
                                                                                              ---------  ---------
                                                                                                 66,591     62,084
OTHER ASSETS
  Intangibles, principally goodwill, net....................................................     19,564     17,235
  Net assets of discontinued operations.....................................................     27,511     31,894
  Other.....................................................................................      3,759      3,152
                                                                                              ---------  ---------
    Total Assets............................................................................  $ 452,995  $ 419,413
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank loans................................................................................  $  64,350  $  48,967
  Accounts payable..........................................................................     20,807     24,373
  Accrued payroll and related...............................................................     15,982     16,868
  Other accruals............................................................................     21,555     20,574
  Current portion of long-term debt.........................................................      4,444      4,445
                                                                                              ---------  ---------
    Total current liabilities...............................................................    127,138    115,227
Long-term Debt..............................................................................    110,724     88,668
Deferred Taxes..............................................................................     13,014     12,633

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
  Common Stock, $1 par value, authorized 40,000,000 shares, issued shares--17,190,652 in
    1998 and 17,160,080 in 1997.............................................................     17,191     17,160
  Additional paid-in capital................................................................    132,488    132,086
  Retained earnings.........................................................................     67,227     69,668
  Employee Stock Ownership Plan and stock option loans......................................     (1,981)    (3,006)
  Treasury shares at cost, 623,759 shares in 1998 and 1997..................................     (8,106)    (8,106)
  Accumulated other comprehensive income....................................................     (4,700)    (4,917)
                                                                                              ---------  ---------
    Total Shareholders' Equity..............................................................    202,119    202,885
                                                                                              ---------  ---------
    Total Liabilities and Shareholders' Equity..............................................  $ 452,995  $ 419,413
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                 See notes to consolidated financial statements

                                    K2 INC.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                        FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                              -----------------------------------------------------------------------------------------------
                                                                     EMPLOYEE STOCK                  ACCUMULATED
                                           ADDITIONAL                OWNERSHIP PLAN    TREASURY         OTHER
                                COMMON       PAID-IN     RETAINED       AND STOCK     SHARES, AT    COMPREHENSIVE
                                 STOCK       CAPITAL     EARNINGS     OPTION LOANS       COST          INCOME         TOTAL
                              -----------  -----------  -----------  ---------------  -----------  ---------------  ---------
                                                          (IN THOUSANDS EXCEPT PER SHARE FIGURES)
BALANCE AT DECEMBER 31,
  1995......................   $  17,064    $ 130,995    $  37,121      $  (4,778)     $  (4,189)     $    (397)    $ 175,816
  Net income for the year
    1996....................                                25,217                                                     25,217
  Translation adjustments...                                                                               (615)         (615)
                                                                                                                    ---------
  Comprehensive income......                                                                                           24,602

  Exercise of stock
    options.................          68          632                        (256)                                        444
  Cash dividends, $.44 per
    share...................                                (7,291)                                                    (7,291)
  Repurchase of shares and
    stock option loan
    repayments..............                                                2,443         (2,530)                         (87)
  Employee Stock Ownership
    Plan, amortization, loan
    and partial loan
    repayment...............                                               (4,496)                                     (4,496)
                              -----------  -----------  -----------       -------     -----------       -------     ---------
BALANCE AT DECEMBER 31,
  1996......................      17,132      131,627       55,047         (7,087)        (6,719)        (1,012)      188,988

  Net income for the year
    1997....................                                21,900                                                     21,900
  Translation adjustments...                                                                             (3,905)       (3,905)
                                                                                                                    ---------
  Comprehensive income......                                                                                           17,995

  Exercise of stock
    options.................          28          459                                                                     487
  Cash dividends, $.44 per
    share...................                                (7,279)                                                    (7,279)
  Repurchase of shares and
    stock option loan
    repayments..............                                                1,070         (1,387)                        (317)
  Employee Stock Ownership
    Plan, amortization, loan
    and partial loan
    repayment...............                                                3,011                                       3,011
                              -----------  -----------  -----------       -------     -----------       -------     ---------
BALANCE AT DECEMBER 31,
  1997......................      17,160      132,086       69,668         (3,006)        (8,106)        (4,917)      202,885

  Net income for the year
    1998....................                                 4,843                                                      4,843
  Translation adjustments...                                                                                217           217
                                                                                                                    ---------
  Comprehensive income......                                                                                            5,060

  Exercise of stock
    options.................          31          402                                                                     433
  Cash dividends, $.44 per
    share...................                                (7,284)                                                    (7,284)
  Stock option loan
    repayments..............                                                  (96)                                        (96)
  Employee Stock Ownership
    Plan, amortization, loan
    and partial loan
    repayment...............                                                1,121                                       1,121
                              -----------  -----------  -----------       -------     -----------       -------     ---------
BALANCE AT DECEMBER 31,
  1998......................   $  17,191    $ 132,488    $  67,227      $  (1,981)     $  (8,106)     $  (4,700)    $ 202,119
                              -----------  -----------  -----------       -------     -----------       -------     ---------
                              -----------  -----------  -----------       -------     -----------       -------     ---------

                 See notes to consolidated financial statements

                                    K2 INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
                                                                                              (THOUSANDS)
OPERATING ACTIVITIES
  Income from continuing operations...............................................  $   3,868  $  19,300  $  21,087
  Gain on sale of investments.....................................................                (3,500)
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Depreciation of property, plant and equipment.................................     11,183     10,313      7,786
    Amortization of intangibles...................................................      1,556      1,261      1,038
    Deferred taxes................................................................     (4,515)    (1,476)     1,270
    Changes in operating assets and liabilities:
      Accounts receivable.........................................................    (13,521)   (27,638)      (734)
      Inventories.................................................................     (5,353)   (31,813)   (12,533)
      Prepaid expenses and other current assets...................................      1,438     (1,139)       632
      Accounts payable............................................................    (16,500)     4,325     (2,303)
      Payrolls and other accruals.................................................       (828)     4,733     (2,420)
                                                                                    ---------  ---------  ---------
  Net cash (used in) provided by continuing operations............................    (22,672)   (25,634)    13,823

INVESTING ACTIVITIES
  Property, plant and equipment expenditures......................................    (17,257)   (19,425)   (13,926)
  Disposals of property, plant and equipment......................................      1,527        298        153
  Purchases of businesses, net of cash acquired...................................                  (834)    (3,315)
  Proceeds on sale of investments.................................................                 9,908
  Other items, net................................................................       (729)    (5,654)      (247)
                                                                                    ---------  ---------  ---------
  Net cash used in investing activities...........................................    (16,459)   (15,707)   (17,335)

FINANCING ACTIVITIES
  Borrowings under long-term debt.................................................     62,500     51,892     54,500
  Payments of long-term debt......................................................    (40,444)   (52,755)   (40,448)
  Net increase (decrease) in short-term bank loans................................     15,383     41,658    (42,912)
  Net proceeds from accounts receivable facility..................................                 3,275     46,725
  Exercise of stock options.......................................................        433        487        444
  Dividends paid..................................................................     (7,284)    (7,279)    (7,291)
  Net repayments by (advances to ) ESOP...........................................      1,107      3,000     (5,000)
                                                                                    ---------  ---------  ---------
  Net cash provided by financing activities.......................................     31,695     40,278      6,018
                                                                                    ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents from continuing operations...     (7,436)    (1,063)     2,506

DISCONTINUED OPERATIONS
  Income from discontinued operations.............................................        975      2,600      4,127
  Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
    Depreciation and amortization.................................................      2,844      2,652      2,326
    Capital expenditures..........................................................     (3,442)    (4,303)    (4,906)
    Other items, net..............................................................      4,747     (4,734)      (676)
                                                                                    ---------  ---------  ---------
Cash provided by (used in) discontinued operations................................      5,124     (3,785)       871
                                                                                    ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents..............................     (2,312)    (4,848)     3,377
Cash and cash equivalents at beginning of year....................................      5,706     10,554      7,177
                                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year..........................................  $   3,394  $   5,706  $  10,554
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                 See notes to consolidated financial statements

                                    K2 INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    The Company is a leading designer, manufacturer and marketer of brand name sporting goods which represent $404.9 million, or 70.5% of the Company's consolidated net sales and other recreational products which represent $43.7 million in 1998 net sales. The Company is also a manufacturer and supplier of selected industrial products, which had sales of $125.9 million in 1998. Information about the Company's business operating segments is presented in Note 14 to Notes to Consolidated Financial Statements.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL PERIODS

    The Company maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year-end is stated as of December 31. The years ended December 31, 1998, 1997 and 1996 consisted of 52 weeks.

REVENUE RECOGNITION

    The Company recognizes revenue from product sales upon shipment to its customers.

ESTIMATES USED

    The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

    The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Transaction gains or losses, other than intercompany debt deemed to be of a long-term nature, are included in net income in the period in which they occur.

CASH EQUIVALENTS

    Short-term investments (including any debt securities) that are part of the Company's cash management portfolio are classified as cash equivalents and are carried at amortized cost. These investments are highly liquid, are of limited credit risk and have original maturities of three months or less when purchased. The carrying amount of cash equivalents approximates market.

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTS RECEIVABLE AND ALLOWANCES

    Accounts receivable are the result of the Company's worldwide sales activities. Although the Company's credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 1998, the Company's receivables from sporting goods retailers who sell skis, skates and snowboards amounted to 66% of total receivables. The Company generally does not require collateral and performs periodic credit evaluations to manage its credit risk. Accounts receivable are net of allowances for doubtful accounts of $5,798,000 and $6,590,000 at December 31, 1998 and 1997, respectively.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined on the LIFO method with respect to approximately 23% of total inventories at December 31, 1998 and 1997. Cost was determined on the FIFO method for all other inventories. During 1997, one of the subsidiaries of the Company changed its method of accounting for inventories from the LIFO method to the FIFO method, resulting in a $1.4 million reduction of the LIFO reserve, included as a reduction of cost of products sold.

LONG-LIVED ASSETS

    The Company periodically evaluates long-lived assets for impairment of value. Intangibles resulting from business acquisitions are evaluated for impairment, if any, by assessing current and future cash flows including the consideration of factors such as business trends, prospects and market conditions.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets. Repairs and maintenance of $5,784,000, $5,515,000 and $4,640,000 in 1998, 1997
and 1996, respectively, were expensed as incurred. In the third quarter of 1998, the Company wrote-down certain fixed assets related to its bike product line that were no longer in use.

INTANGIBLES

    Goodwill arising from acquisitions is amortized on a straight-line basis over a period of up to 40 years. Other intangibles are amortized on a straight-line basis over 3 to 15 years. Accumulated amortization of intangibles as of December 31, 1998 and 1997, amounted to $7,259,000 and $5,703,000, respectively.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 1998, 1997 and 1996 amounted to $21,903,000, $20,548,000 and
$14,225,000, respectively.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred.

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OTHER INCOME

    Other income includes interest income, royalties and other miscellaneous income. 1997 includes a gain on the sale of investments, net of $3.5 million of legal fees expensed related to the derivative lawsuit described in Note 8 to Notes to Consolidated Financial Statements.

INCOME TAXES

    Income taxes are provided for based upon SFAS No. 109, "Accounting for Income Taxes" which requires that income taxes be provided for using the liability method.

EARNINGS PER SHARE

    Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. The dilutive effects of stock options included in the dilutive EPS calculation at December 31, 1998, 1997 and 1996 were 83,000, 171,000 and 160,000, respectively. The computation of diluted EPS did not assume the options to purchase 542,000 and 4,500 shares of common stock during 1998 and 1997, respectively, because their inclusion would have been antidilutive. In 1996, all the options were included in the computation of diluted EPS.

NEWLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires companies to recognize all derivatives on the balance sheet at fair value. The Company will adopt SFAS No. 133 in 2000. The adoption of the new statement is not expected to have a material effect on its results of operations or financial position.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2--CHARGES AGAINST EARNINGS

    In the third quarter of 1998, a pre-tax charge of $14.5 million was included in earnings from continuing operations. Of this amount, $10.5 million was charged to cost of sales and was used to write-down certain categories of bike and skate inventories as a result of a sudden change in the market demand for those products. The balance of the charge was recorded in general and administrative expenses for costs associated with the changes in the bike business and implementing planned cost reduction programs at the winter sports operations. The charges primarily relate to non-cash items.

    In 1997, a pre-tax restructuring charge of $2.4 million was recorded in connection with the announcement of the Company's plan to consolidate its mountain bike and outdoor equipment operations into its existing facility on Vashon Island, Washington, and to move its production of outdoor products to outside sources. The restructuring was completed during 1998.

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 3--DISCONTINUED OPERATIONS

    On September 10, 1998, the Company adopted a plan to dispose of its Simplex building products division ("Division") as part of the Company's strategic focus on the core sporting goods group. Accordingly, the Division has been shown in the accompanying consolidated financial statements as a discontinued operation.

    Income from discontinued operations are net of taxes of $525,000, $1,400,000 and $2,220,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Net assets of discontinued operations were segregated in the accompanying consolidated balance sheets and consisted primarily of accounts receivable, inventories and fixed assets, offset by accounts payable, accrued payroll and related items and other accruals. Net sales of $86,616,000, $87,903,000 and $89,564,000 in the years ended December 31, 1998, 1997 and 1996, respectively, were excluded from consolidated net sales in the accompanying consolidated statements of income.

NOTE 4--ACQUISITIONS

    On August 19, 1998, the Company purchased the remaining 65% of shares of K2 Japan Corporation not previously owned by the Company. K2 Japan Corporation is a distributor of K2 branded products located in Japan. The transaction was accounted for using the purchase method of accounting and the results of operations from this business have been included in the consolidated statements of income from the date of acquisition. The purchase price of the acquisition was not material. The fair value of the liabilities of K2 Japan Corporation at the acquisition date approximated the fair value of the assets acquired including $2.7 million of goodwill to be amortized over 25 years.

    During 1997, the Company purchased the stock of Planet Earth Skateboards, Inc., a designer, manufacturer and marketer of skateboards and related apparel and accessories and the net assets of Katin U.S.A., Inc. a designer, manufacturer and marketer of surfwear apparel. The combined purchased price of the acquisitions was not material. These transactions were accounted for using the purchase method of accounting and the results of operations from these businesses have been included in the consolidated statement of income from the date of acquisition.

NOTE 5--INVENTORIES

    Inventories consisted of the following at December 31:

                                                                           1998        1997
                                                                        ----------  ----------
                                                                             (THOUSANDS)
Finished goods........................................................  $  146,233  $  132,482
Work in process.......................................................       8,078      18,872
Raw materials.........................................................      37,911      27,727
                                                                        ----------  ----------
  Total at lower of FIFO cost or market (approximates
    current cost).....................................................     192,222     179,081
Less LIFO valuation reserve...........................................       3,874       3,795
                                                                        ----------  ----------
                                                                        $  188,348  $  175,286
                                                                        ----------  ----------
                                                                        ----------  ----------

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 6--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

    At December 31, 1998, the Company had $124.8 million under foreign and domestic short-term lines of credit. Under the Company's debt covenant restrictions, $85.0 million was available and $64.4 million was outstanding. The foreign subsidiaries' lines of credit generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries' local currencies. At December 31, 1998, interest rates on short-term lines of credit ranged from 2.0% to 12.1%. The weighted average interest rates on short-term lines of credit as of December 31, 1998 and 1997 were 3.0% and 6.5%, respectively.

    The principal components of long-term debt at December 31 were:

                                                                            1998       1997
                                                                         ----------  ---------
                                                                              (THOUSANDS)
Notes payable due in six equal annual principal installments through
  2004 with semi-annual interest payable at 8.39%......................  $   26,668  $  31,112
$100 million five-year unsecured bank revolving credit line due May 20,
  2002, quarterly interest payments due at LIBOR plus 3/10% to 5/8% and a commitment fee of 1/10% to 9/40% on the unused portion of the line
  through May 1999.....................................................      88,500     62,001
                                                                         ----------  ---------
                                                                            115,168     93,113
Less-amounts due within one year.......................................       4,444      4,445
                                                                         ----------  ---------
                                                                         $  110,724  $  88,668
                                                                         ----------  ---------
                                                                         ----------  ---------

    The principal amount of long-term debt maturing in each of the five years following 1998 is:

                                                                                  (THOUSANDS)
1999............................................................................   $    4,444
2000............................................................................        4,444
2001............................................................................        4,444
2002............................................................................       92,944
2003............................................................................        4,444
Thereafter......................................................................        4,448
                                                                                  ------------
                                                                                   $  115,168
                                                                                  ------------
                                                                                  ------------

    Interest paid on short- and long-term debt for the years ended December 31, 1998, 1997 and 1996 was $12.2 million, $10.6 million and $9.3 million, respectively.

    Under an accounts receivable arrangement, the Company can sell with limited recourse, undivided participation interests in designated pools of accounts receivable for a period of up to five years, in an amount not to exceed $50 million. Under this arrangement, $50 million of accounts receivables as of December 31, 1998 and 1997, were sold.

    The $100 million credit line and the accounts receivable arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by the Company. As of December 31, 1998, $7.7 million of retained earnings were free of such restrictions. Interest rates on the $100 million credit line at December 31, 1998 ranged from 5.7% to 6.6%.

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 6--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS (CONTINUED)
    The Company had $12.5 million of letters of credit outstanding as of December 31, 1998.

    The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged, which approximate market rates. The fair value of the $26.7 million 8.39% notes payable, based on quoted market price, is $26.1 million as compared to a carrying amount of $26.7 million.

    The Company, including its foreign subsidiaries, enters into forward exchange contracts to hedge certain firm and anticipated sales and purchase commitments which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce the Company's risk of fluctuating exchange rates. At December 31, 1998, the Company had foreign exchange contracts with maturities of generally one year to exchange various foreign currencies to dollars in the aggregate amount of $52.4 million, and with a fair market value of approximately $51.5 million based on current market rates. Unrealized losses of $936,000 will be recognized in earnings when realized and when the underlying transaction occurs. The Company is exposed to credit losses in the event of non-performance by counterparties on foreign exchange contracts, but the Company does not anticipate non-performance.

NOTE 7--INCOME TAXES

    Pretax income from continuing operations for the years ended December 31 was taxed under the following jurisdictions:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                         (THOUSANDS)
Domestic.....................................................  $  (2,543) $  22,003  $  23,052
Foreign......................................................      7,366      5,112      7,140
                                                               ---------  ---------  ---------
                                                               $   4,823  $  27,115  $  30,192
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Components of the income tax provision applicable to continuing operations for the three years ended December 31 are:

                                           1998                    1997                     1996
                                  ----------------------  ----------------------  ------------------------
                                    CURRENT    DEFERRED     CURRENT    DEFERRED     CURRENT     DEFERRED
                                  -----------  ---------  -----------  ---------  -----------  -----------
                                                                (THOUSANDS)
Federal.........................   $   1,525   $  (2,825)  $   8,140   $  (1,695)  $   6,760    $     440
State...........................         575          70          60         470         630           20
Foreign.........................       2,115        (505)        405         435         775          480
                                  -----------  ---------  -----------  ---------  -----------       -----
                                   $   4,215   $  (3,260)  $   8,605   $    (790)  $   8,165    $     940
                                  -----------  ---------  -----------  ---------  -----------       -----
                                  -----------  ---------  -----------  ---------  -----------       -----

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 7--INCOME TAXES (CONTINUED)
    The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
                                                                                   (PERCENT)
Statutory federal income tax rate.....................................       35.0       35.0       35.0
State income tax effect, net of federal benefit.......................        8.7        1.3        1.4
Valuation allowance and foreign earnings..............................      (20.5)      (6.1)      (4.3)
Other.................................................................       (3.4)      (1.4)      (1.9)
                                                                        ---------  ---------  ---------
                                                                             19.8       28.8       30.2
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are considered to be permanently reinvested. At December 31, 1998, foreign subsidiaries had unused operating loss carryforwards of approximately $5.7 million of which approximately $300,000 expires in 2001 and the remainder carries forward indefinitely. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation reserve has been recognized to offset the deferred tax assets arising from such carryforwards. The valuation reserve, which is included in the tax effect of foreign earnings above, was reduced by $1.6 million in 1998 and $1.4 million in 1996, due to the utilization of the related operating loss carryforwards, and increased in 1997 by a net $4.1 million due to a previously unusable foreign loss carryforward which became usable during that year.

    Deferred tax assets and liabilities are comprised of the following at December 31:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                              (THOUSANDS)
Deferred tax liabilities:
Depreciation and amortization of property,
  plant and equipment...................................................  $   5,078  $   4,148
Trademark amortization..................................................        364        325
Other...................................................................      7,572      8,160
                                                                          ---------  ---------
  Deferred tax liabilities..............................................     13,014     12,633

Deferred tax assets:
Insurance accruals......................................................      1,426      1,837
Tax effect of foreign loss carryforwards................................      2,999      4,553
Bad debt reserve........................................................      1,207      1,087
Inventory reserve.......................................................      2,038        628
Other...................................................................      8,109      4,332
                                                                          ---------  ---------
                                                                             15,779     12,437
Valuation reserve.......................................................      2,999      4,553
                                                                          ---------  ---------
  Current deferred tax assets...........................................     12,780      7,884
                                                                          ---------  ---------
Deferred tax liabilites, net............................................  $     234  $   4,749
                                                                          ---------  ---------
                                                                          ---------  ---------

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 7--INCOME TAXES (CONTINUED)
    Income taxes paid, net of refunds, in the years ended December 31, 1998, 1997 and 1996 were $5.3 million, $10.9 million and $7.3 million, respectively.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    Future minimum payments under noncancelable operating leases as of December 31, 1998 are as follows:

                                                                                   (THOUSANDS)
1999............................................................................    $   3,025
2000............................................................................        1,807
2001............................................................................          685
2002............................................................................          190
2003............................................................................           49
Thereafter......................................................................           72
                                                                                       ------
                                                                                    $   5,828
                                                                                       ------
                                                                                       ------

    Leases are primarily for rental of facilities, and about two-thirds of these contain rights to extend the terms from one to ten years.

    Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $4,417,000, $3,684,000 and $3,036,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    The Company has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses. Certain components and finished products, however, are manufactured or assembled abroad therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. A major portion of the Company's in-line skates are manufactured by a single supplier. The Company believes that alternate sources for these products could be found.

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 8--COMMITMENTS AND CONTINGENCIES (CONTINUED) particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1998 and 1997, the Company accrued approximately $963,000 and $930,000, respectively, with no provision for expected insurance recovery.

    The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on the Company's financial statements.

    The Company, together with certain of its directors, was a co-defendant in a complaint filed in December 1995 that purported to be a derivative lawsuit brought on behalf of the Company. The lawsuit was dismissed with prejudice and the dismissal was affirmed by the California Court of Appeals in December 1998. A settlement was subsequently reached which terminated all further proceedings in the case.

NOTE 9--PENSION PLANS AND OTHER BENEFIT PLANS

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

    The Company also sponsors defined contribution pension plans covering most of its domestic employees. Contributions by the Company for the defined contribution plans are determined as a percent of the amounts contributed by the respective employees. During 1998, 1997 and 1996, the Company expensed contributions of $928,000, $753,000 and $717,000, respectively, related to these plans.

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 9--PENSION PLANS AND OTHER BENEFIT PLANS (CONTINUED)
    The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                              PENSION PLAN
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                              (THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.................................  $  51,896  $  47,956
Service cost............................................................      1,749      1,707
Interest cost...........................................................      3,796      3,698
Amendments..............................................................                   374
Actuarial losses........................................................      3,994        912
Benefits paid...........................................................     (3,024)    (2,751)
                                                                          ---------  ---------
Benefit obligation at end of year.......................................  $  58,411  $  51,896
                                                                          ---------  ---------
                                                                          ---------  ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..........................  $  48,432  $  43,681
Actual return on fair value of plan assets..............................      4,884      7,183
Employer contributions..................................................        319        319
Benefits paid...........................................................     (3,024)    (2,751)
                                                                          ---------  ---------
Fair value of plan assets at end of year................................     50,611     48,432
                                                                          ---------  ---------
Funded status of the plan...............................................     (7,800)    (3,464)
Unrecognized prior service cost.........................................      1,283      1,047
Unrecognized net transition asset.......................................       (275)      (485)
Unrecognized actuarial loss (gain)......................................      2,666       (377)
                                                                          ---------  ---------
Accrued benefit cost....................................................  $  (4,126) $  (3,279)
                                                                          ---------  ---------
                                                                          ---------  ---------
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate...........................................................      6.75%      7.50%
Expected return on plan assets..........................................      9.00%      9.00%
Rate of compensation increase...........................................      5.00%      5.00%

    The actuarial losses included in the benefit obligation for 1998 are primarily the result of a decrease in the discount rate assumption made for the year.

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 9--PENSION PLANS AND OTHER BENEFIT PLANS (CONTINUED)
    Net pension cost consisted of the following for the year ended December 31:

                                                                                             PENSION PLAN
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
                                                                                              (THOUSANDS)
NET PERIODIC COST
Service cost......................................................................  $   1,749  $   1,707  $   1,779
Interest cost.....................................................................      3,796      3,698      3,420
Expected return on plan assets....................................................     (4,280)    (3,857)    (3,627)
Amortization of prior service cost................................................        139        110         88
Amortization of transition asset..................................................       (210)      (210)      (210)
Amortization of loss..............................................................         13         24         68
                                                                                    ---------  ---------  ---------
Net periodic cost.................................................................  $   1,207  $   1,472  $   1,518
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

NOTE 10--ACCUMULATED OTHER COMPREHENSIVE INCOME

    Other comprehensive income consists of currency translation adjustments as reflected below:

Balance at December 31, 1995.......................................  $    (397)
Currency translation adjustment....................................       (615)
                                                                     ---------
Balance at December 31, 1996.......................................     (1,012)
Currency translation adjustment....................................     (3,905)
                                                                     ---------
Balance at December 31, 1997.......................................     (4,917)
Currency translation adjustment....................................        217
                                                                     ---------
Balance at December 31, 1998.......................................  $  (4,700)
                                                                     ---------

                                    K2 INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

NOTE 11--QUARTERLY OPERATING DATA (UNAUDITED)

    The unaudited quarterly results included below have been restated to reflect the treatment of discontinued operations and to reallocate the third quarter 1998 charge to gross profit.

                                                                                    QUARTER
                                                                   ------------------------------------------
                                                                     FIRST     SECOND      THIRD     FOURTH      YEAR
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                          (IN MILLIONS, EXCEPT PER SHARE FIGURES)
1998
Net sales from continuing operations.............................  $   151.0  $   156.8  $   133.9  $   132.8  $   574.5
Gross profit.....................................................       41.5       47.7       29.4       37.0      155.6

Income (loss) from continuing operations.........................        2.7        7.4       (7.9)       1.6        3.8
Discontinued operations, net of taxes............................        0.4        0.7       (0.4)       0.3        1.0
                                                                   ---------  ---------  ---------  ---------  ---------
Net income (loss)................................................  $     3.1  $     8.1  $    (8.3) $     1.9  $     4.8
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

Basic earnings (loss) per share
  Continuing operations..........................................  $    0.16  $    0.45  $   (0.48) $    0.10  $    0.23
  Discontinued operations........................................       0.03       0.04      (0.03)      0.02       0.06
                                                                   ---------  ---------  ---------  ---------  ---------
  Net income (loss)..............................................  $    0.19  $    0.49  $   (0.51) $    0.12  $    0.29
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

Diluted earnings (loss) per share
  Continuing operations..........................................  $    0.16  $    0.45  $   (0.48) $    0.10  $    0.23
  Discontinued operations........................................       0.03       0.04      (0.03)      0.02       0.06
                                                                   ---------  ---------  ---------  ---------  ---------
  Net income (loss)..............................................  $    0.19  $    0.49  $   (0.51) $    0.12  $    0.29
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

Cash dividend per share..........................................  $    0.11  $    0.11  $    0.11  $    0.11  $    0.44

Stock prices:
  High...........................................................  $   23.69  $   23.63  $   21.13  $   17.44  $   23.69
  Low............................................................  $   17.75  $   16.69  $   15.00  $    7.75  $    7.75

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 11--QUARTERLY OPERATING DATA (UNAUDITED) (CONTINUED)

                                                                                    QUARTER
                                                                   ------------------------------------------
                                                                     FIRST     SECOND      THIRD     FOURTH      YEAR
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                          (IN MILLIONS, EXCEPT PER SHARE FIGURES)
1997
Net sales from continuing operations.............................  $   150.6  $   145.7  $   121.2  $   141.5  $   559.0
Gross profit.....................................................       43.5       45.9       38.2       39.6      167.2

Income from continuing operations................................        5.7        7.1        2.9        3.6       19.3
Discontinued operations, net of taxes............................        0.2        1.6        0.1        0.7        2.6
                                                                   ---------  ---------  ---------  ---------  ---------
Net income.......................................................  $     5.9  $     8.7  $     3.0  $     4.3  $    21.9
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

Basic earnings per share
  Continuing operations..........................................  $    0.34  $    0.43  $    0.18  $    0.21  $    1.17
  Discontinued operations........................................       0.01       0.10       0.01       0.05       0.15
                                                                   ---------  ---------  ---------  ---------  ---------
  Net income.....................................................  $    0.35  $    0.53  $    0.19  $    0.26  $    1.32
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

Diluted earnings per share
  Continuing operations..........................................  $    0.34  $    0.43  $    0.17  $    0.21  $    1.15
  Discontinued operations........................................       0.01       0.09       0.01       0.05       0.16
                                                                   ---------  ---------  ---------  ---------  ---------
  Net income.....................................................  $    0.35  $    0.52  $    0.18  $    0.26  $    1.31
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

Cash dividend per share..........................................  $    0.11  $    0.11  $    0.11  $    0.11  $    0.44

Stock prices:
  High...........................................................  $   29.88  $   31.88  $   32.94  $   29.81  $   32.94
  Low............................................................  $   24.38  $   24.13  $   23.44  $   22.44  $   22.44

NOTE 12--STOCK OPTIONS

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

    The Company is authorized, at the discretion of the Compensation Committee, to provide loans to key employees in connection with the exercise of stock options under both the 1994 Plan and the 1988 Plan. The loans are collateralized by the underlying shares of stock issued and bear interest at the applicable rates published by the IRS. At December 31, 1998 and 1997, there was a total of $230,000 and $119,300, respectively, of loans and accrued interest outstanding which are due on various dates through June 2003. The amounts of these loans are shown as a reduction of shareholders' equity.

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 12--STOCK OPTIONS (CONTINUED)
    Options granted, exercised and forfeited for the 1994 Plan and 1988 Plan were as follows:

                                                                                                EXERCISE PRICE
                                                                                       ---------------------------------
                                                                                                              WEIGHTED
                                                                             SHARES       LOW       HIGH       AVERAGE
                                                                           ----------  ---------  ---------  -----------
Options outstanding at December 31, 1995.................................     554,756       5.66      23.00       16.91
  Granted................................................................     220,000      23.00      26.50       26.43
  Exercised..............................................................     (67,597)      5.66      17.25       10.35
  Forfeited..............................................................     (18,100)     14.52      22.88       18.32
                                                                           ----------

Options outstanding at December 31, 1996.................................     689,059      11.11      26.50       20.56
  Granted................................................................     234,000      23.50      29.88       23.68
  Exercised..............................................................     (28,418)     11.11      23.00       17.13
  Forfeited..............................................................     (16,850)     16.38      29.88       24.33
                                                                           ----------

Options outstanding at December 31, 1997.................................     877,791      11.11      29.88       21.43
  Granted................................................................     359,500      11.25      21.50       11.38
  Exercised..............................................................     (30,572)     11.11      22.88       14.15
  Forfeited..............................................................     (84,058)     11.11      29.88       22.41
                                                                           ----------

Options outstanding at December 31, 1998.................................   1,122,661      11.11      29.88       18.33
                                                                           ----------

    At December 31, 1998, 1997 and 1996, stock options to purchase 500,711, 667,332 and 270,084, shares were exercisable at weighted average prices of $20.02, $21.19 and $15.44, respectively. At December 31, 1998, 1,134,536 shares of common stock were reserved for issuance under the Plans.

    Under provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB No. 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. Had the Company elected to adopt the fair value approach of SFAS No. 123, net income and basic and diluted earnings per share would have been $3,950,000, $.24 and $.24, respectively, for the year ended December 31, 1998, $21,157,000, $1.28 and $1.27, respectively, for the year ended December 31, 1997 and $24,828,000, $1.50 and $1.49, respectively, for the year ended December 31, 1996. The proforma effect was calculated using Black-Scholes option valuation model, and the following assumptions were utilized.

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Risk free interest rate........................................        5.0%       5.0%       6.0%
Expected life..................................................    5 years    5 years    5 years
Expected volatility............................................       .326       .225       .224
Expected dividend yield........................................        3.9%       2.2%       1.5%

    The proforma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 12--STOCK OPTIONS (CONTINUED)
future years. Since changes in the subjective assumptions used in the Black-Scholes model can materially affect the fair value estimate, management believes the model does not provide a reliable measure of the fair value of its options.

    Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of December 31, 1998 is as follows:

                                                                   OPTIONS OUTSTANDING
                                                           -----------------------------------   OPTIONS EXERCISABLE
                                                                                    WEIGHTED    ----------------------
                                                                       WEIGHTED      AVERAGE                WEIGHTED
                                                                        AVERAGE     REMAINING                AVERAGE
                                                                       EXERCISE    CONTRACTUAL              EXERCISE
PRICE RANGE                                                 SHARES       PRICE        LIFE       SHARES       PRICE
---------------------------------------------------------  ---------  -----------  -----------  ---------  -----------
$11.11 to $17.25.........................................    580,561   $   12.64    8.13 years    225,561   $   14.84
$21.50 to $29.88.........................................    542,100       24.41    7.37 years    275,150       24.26

NOTE 13--SHAREHOLDERS' EQUITY

    PREFERRED STOCK

    Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 1998 and 1997.

    EMPLOYEE STOCK OWNERSHIP PLAN

    The Company has an Employee Stock Ownership Plan ("ESOP") which covers substantially all of its domestic non-union employees with at least one year of service. As of December 31, 1998, the trust was indebted to the Company in the aggregate amount of $565,000 in connection with stock purchases made from 1982 through 1984 of which 131,836 shares with an aggregate market value of $1,360,000 as of December 31, 1998 remained unallocated to participants. These loans are repayable over the next four to six years with interest at prime plus 1/2%, not to exceed 18%, and the unallocated shares will be released to participants proportionately as these loans are repaid. Of the total dividends received by the ESOP on its investment in the Company's Common Stock, dividends on allocated and unallocated shares in the amount of $167,000 in 1998 and 1997, were used to service these loans. Allocated shares as of December 31, 1998 totaled 1,650,557. Additionally, the trust was indebted to the Company in the amount of $1,100,000 and $2,100,000 at December 31, 1998 and 1997, respectively, in connection with distributions made to terminees.

    Shareholders' equity has been reduced by the amounts of the loans and any payments made by the Company on behalf of the trust. The payments, made by the Company on behalf of the trust, which at December 31, 1998 totaled $99,000, are being amortized to expense over the lives of the loans.

    The amount of the Company's annual contribution to the ESOP is at the discretion of the Company's Board of Directors. For the two years 1998 and 1996, contributions were limited to amounts in excess of annual dividends, net of debt service, of the ESOP necessary to fund obligations arising in each of those years to retired and terminated employees. These amounts were $100,000 and $236,000, respectively. ESOP expense, including amortization of the foregoing payments, was $156,000 and $389,000 in 1998 and 1996, respectively. No expense was recorded and no contributions were made in 1997.

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 13--SHAREHOLDERS' EQUITY (CONTINUED)
    PREFERRED STOCK RIGHTS

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

NOTE 14--SEGMENT DATA

    The Company classifies its business into three segments based on similar product types consisting of sporting goods products, other recreational products and selected industrial products. The sporting goods segment consists primarily of sports equipment used to participate in individual sports activities that is sold primarily through sporting goods specialty dealers, regional and national sporting goods chains and the sporting goods department of mass merchants. The equipment includes in-line skates, skis, snowboards, bikes, fishing tackle and flotation vests. The other recreational products segment are primarily active leisure apparel sold principally into the advertising specialty market through distributors, and leisure footwear and other apparel sold through specialty sporting goods dealers. The industrial products segment includes monofilament line sold to the paper industry, string trimmer line sold to a variety of distributors, retailers and equipment manufacturers, fiberglass light poles sold to contractors, utility companies and municipalities and marine and CB radio antennas sold to marine dealers.

    The Company evaluates performance based on operating profit or loss (before interest, corporate expenses and income taxes). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements. Intercompany profit or loss is eliminated where applicable.

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 14--SEGMENT DATA (CONTINUED)
    The information presented below is as of December 31.

                                     NET SALES TO                             OPERATING PROFIT
                                UNAFFILIATED CUSTOMERS  INTERSEGMENT SALES         (LOSS)
                                ----------------------  -------------------  -------------------
                                 1998    1997    1996   1998   1997   1996   1998   1997   1996
                                ------  ------  ------  -----  -----  -----  -----  -----  -----
                                                           (MILLIONS)
Sporting goods................  $404.9  $410.8  $368.9  $18.6  $21.2  $13.8  $ 5.3* $26.3* $30.2
Other recreational............    43.7    34.2    38.4    0.3     --     --   (1.1)   0.7    1.5
Industrial....................   125.9   114.0   105.9    1.4    0.9    1.3   18.4   17.5   14.5
                                ------  ------  ------  -----  -----  -----  -----  -----  -----
  Total segment data..........  $574.5  $559.0  $513.2  $20.3  $22.1  $15.1   22.6   44.5   46.2
                                ------  ------  ------  -----  -----  -----  -----  -----  -----
                                ------  ------  ------  -----  -----  -----  -----  -----  -----

Corporate expenses, net.......                                                (5.6)  (6.8)  (6.7)
Interest expense..............                                                12.2   10.6    9.3
                                                                             -----  -----  -----
Income from continuing
  operations before provision
  for income taxes............                                               $ 4.8  $27.1  $30.2
                                                                             -----  -----  -----
                                                                             -----  -----  -----

------------------------

*   1998 includes a $14.5 million charge and 1997 includes a $2.4 million charge

                                                                     DEPRECIATION AND AMORTIZATION
                                         IDENTIFIABLE ASSETS                                              CAPITAL EXPENDITURES
                                   -------------------------------  -------------------------------  -------------------------------
                                     1998       1997       1996       1998       1997       1996       1998       1997       1996
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                              (MILLIONS)
Sporting goods...................  $   301.3  $   283.6  $   217.6  $     9.3  $     8.1  $     5.5  $     6.9  $    14.5  $     8.8
Other recreational...............       40.4       33.9       32.3        0.8        0.6        0.6        0.6        0.4        0.9
Industrial.......................       66.8       55.7       51.1        2.5        2.8        2.6        9.8        4.5        4.2
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total segment data.............      408.5      373.2      301.0       12.6       11.5        8.7       17.3       19.4       13.9
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Corporate........................       17.0       14.3       29.4        0.1        0.1        0.1
                                   ---------  ---------  ---------  ---------  ---------  ---------

  Total continuing operations....      425.5      387.5      330.4       12.7       11.6        8.8       17.3       19.4       13.9
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Discontinued operations..........       27.5       31.9       26.6        2.8        2.7        2.3        3.4        4.3        4.9
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total..........................  $   453.0  $   419.4  $   357.0  $    15.5  $    14.3  $    11.1  $    20.7  $    23.7  $    18.8
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                    K2 INC.

                               DECEMBER 31, 1998

NOTE 14--SEGMENT DATA (CONTINUED)

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                             (MILLIONS)
NET SALES BY LOCATION
  United States..................................................  $   381.2  $   406.7  $   389.2
  Europe.........................................................      153.2      125.0      102.7
  Asia...........................................................       40.1       27.3       21.3
                                                                   ---------  ---------  ---------
    Total net sales..............................................  $   574.5  $   559.0  $   513.2
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

ASSETS
  United States..................................................  $   320.9  $   315.0  $   278.3
  Europe.........................................................       97.3       91.1       66.0
  Asia...........................................................       34.8       13.3       12.7
                                                                   ---------  ---------  ---------
    Total assets.................................................  $   453.0  $   419.4  $   357.0
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

LONG-LIVED ASSETS
  United States..................................................  $    75.4  $    69.3  $    59.4
  Europe.........................................................        8.3        7.4        7.9
  Asia...........................................................        2.5        2.6        2.2
                                                                   ---------  ---------  ---------
    Total long-lived assets......................................  $    86.2  $    79.3  $    69.5
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                                    K2 INC.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders:

K2 Inc.

    We have audited the accompanying consolidated balance sheets of K2 Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operation and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
February 17, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART II

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Except as noted in the following paragraph the information called for by Items 10, 11, 12 and 13 have been omitted because on or before April 30, 1999, Registrant will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items set forth in that proxy statement is incorporated herein by reference.

    The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of the Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report.

(a-1)      Financial Statements (for the three years ended December 31,
             1998 unless otherwise stated):

                                                                                 PAGE
                                                                               REFERENCE
                                                                               FORM 10-K
                                                                             -------------
           Statements of consolidated income...............................           20
           Consolidated balance sheets at December 31, 1998 and 1997.......           21
           Statements of consolidated shareholders' equity.................           22
           Statements of consolidated cash flows...........................           23
           Notes to consolidated financial statements......................        24-41
           Report of Ernst & Young LLP, Independent Auditors...............           42

(a-2)      Consolidated financial statement schedule:                                F-1
             II-Valuation and qualifying accounts..........................

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

       (b) Amendment No.1 to the Rights Agreement dated as of December 18, 1997 between K2 Inc. (formerly known as Anthony Industries, Inc.) and Harris Trust Company of New York, filed as Exhibit 2 to Form 8-A/A dated January 20, 1998 and incorporated herein by reference.

    (10) Material contracts

       (a) Note Agreement Re: $40,000,000 8.39% Senior Notes due November 20, 2004 dated as of October 15, 1992, filed as Exhibit (10)(b) to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

           (1) First Amendment to the Note Agreement, dated May 1, 1996, and filed as Exhibit 10.04 to Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

       (b) Credit Agreement dated as of May 21, 1996 among K2 Inc. (formerly Anthony Industries, Inc.), Bank of America National Trust and Savings Association as Agent, Swing Line Bank and Issuing Bank and the Other Financial Institutions Party Hereto filed as Exhibit 10.02 to Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

           (1) First Amendment to the Credit Agreement dated as of March 17, 1996, filed as Exhibit 10(b)(2) to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

           (2) Second Amendment to the Credit Agreement dated as of April 18, 1997, filed as Exhibit 10.02 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

           (3) Third Amendment to the Credit Agreement dated as of December 15, 1997, filed as Exhibit (10)(b)(3) to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

           (4) Fourth Amendment to the Credit Agreement dated as of August 21, 1998.

       (c) Transfer and Administration Agreement among Enterprise Funding Corp. as the Company, K2 Inc. (formerly Anthony Industries, Inc.) as the Transferor and Master Servicer, and NationsBank, N.A. as the Administrative Agent and the Collateral Agent effective May 21, 1996, filed as Exhibit 10.03 to Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

           (1) First Amendment to Receivables Purchase Agreements and Transfer and Administration Agreement dated as of March 15, 1997, filed as
               Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

           (2) Second Amendment to Transfer and Administration Agreement dated as of May 20, 1998.

       (d) Executive compensation plans and arrangements

           (1)(i) Retirement agreement dated November 20, 1995 between the Company and B.I. Forester, filed as Exhibit (10)(d)(1)(i) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

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

           (3) 1988 Incentive Stock Option Plan filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 5, 1988 and incorporated herein by reference.

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

           (6) Anthony Industries, Inc. Directors' Medical Expense Reimbursement Plan, as amended through October 22, 1993, effective January 1, 1993, filed as Exhibit (10)(c)(6) to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

           (7) K2 Inc. Executive Officers' Incentive Compensation Plan adopted August 5, 1993 as amended December 17, 1996, filed as Exhibit 10(d)(7) to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

           (8) 1994 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 5, 1994 and incorporated herein by reference.

           (9) Employment agreement dated May 8, 1998 between the Company and Richard M. Rodstein, filed as Item 6, Exhibit 10.01 of Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

           (10) Employment agreement dated May 8, 1998 between the Company and John J. Rangel, filed as Item 6, Exhibit 10.02 of Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

       (e) (1) Asset Purchase Agreement dated February 16, 1996 among General Aquatics, Inc., KDI Sylvan Pools, Inc. as Buyer, and Anthony Industries, Inc., as Seller, filed as Item 7, Exhibit 99(A) to Form 8-K filed March 21, 1996 and incorporated herein by reference.

    (21) Subsidiaries

    (23) Consent of Independent Auditors

    (27) Financial Data Schedule

(b) Reports on Form 8-K:
    None

(c) Refer to (a-3) above.

(d) Refer to (a-2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                K2 INC.

                                By:           /s/ RICHARD M. RODSTEIN
                                     -----------------------------------------
                                                Richard M. Rodstein
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                Date:              March 30, 1999
                                --------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Director, President and
   /s/ RICHARD M. RODSTEIN        Chief Executive Officer
------------------------------    (Principal Executive        March 30, 1999
     Richard M. Rodstein          Officer)

                                Senior Vice
      /s/ JOHN J. RANGEL          President--Finance
------------------------------    (Principal Financial and    March 30, 1999
        John J. Rangel            Accounting Officer)

      /s/ B.I. FORESTER
------------------------------  Director, Chairman of the     March 30, 1999
        B.I. Forester             Board

      /s/ SUSAN E. ENGEL
------------------------------  Director                      March 30, 1999
        Susan E. Engel

    /s/ JERRY E. GOLDRESS
------------------------------  Director                      March 30, 1999
      Jerry E. Goldress

 /s/ WILFORD D. GODBOLD, JR.
------------------------------  Director                      March 30, 1999
   Wilford D. Godbold, Jr.

   /s/ RICHARD J. HECKMANN
------------------------------  Director                      March 30, 1999
     Richard J. Heckmann

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ STEWART M. KASEN
------------------------------  Director                      March 30, 1999
       Stewart M. Kasen

    /s/ JOHN H. OFFERMANS
------------------------------  Director                      March 30, 1999
      John H. Offermans

      /s/ JOHN B. SIMON
------------------------------  Director                      March 30, 1999
        John B. Simon

                                     K2 INC

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                  (THOUSANDS)

                                                                           ADDITIONS
                                                                    ------------------------   DEDUCTIONS
                                                                                 CHARGED TO   -------------
                                                                                    OTHER        AMOUNTS
                                                                                  ACCOUNTS     CHARGED TO
                                                       BALANCE AT   CHARGED TO   (PRIMARILY    RESERVE NET    BALANCE
                                                        BEGINNING    COSTS AND      GROSS          OF        AT END OF
DESCRIPTION                                              OF YEAR     EXPENSES      SALES)     REINSTATEMENTS   YEAR
-----------------------------------------------------  -----------  -----------  -----------  -------------  ---------
Year ended December 31, 1998
  Allowance for doubtful items.......................   $   6,590    $   2,061    $      --     $   2,853    $   5,798
  Other (primarily sales discounts)..................                                      (a)                       0
                                                       -----------  -----------  -----------       ------    ---------
                                                        $   6,590    $   2,061    $      --     $   2,853    $   5,798
                                                       -----------  -----------  -----------       ------    ---------
                                                       -----------  -----------  -----------       ------    ---------

Year ended December 31, 1997(b)
  Allowance for doubtful items.......................   $   5,351    $   2,289    $      --     $   1,050    $   6,590
  Other (primarily sales discounts)..................       1,062                       331(a)       1,393           0
                                                       -----------  -----------  -----------       ------    ---------
                                                        $   6,413    $   2,289    $     331     $   2,443    $   6,590
                                                       -----------  -----------  -----------       ------    ---------
                                                       -----------  -----------  -----------       ------    ---------

Year ended December 31, 1996(b)
  Allowance for doubtful items.......................   $   4,652    $   3,844    $      --     $   3,145    $   5,351
  Other (primarily sales discounts)..................       2,937                     2,494         4,369        1,062
                                                       -----------  -----------  -----------       ------    ---------
                                                        $   7,589    $   3,844    $   2,494     $   7,514    $   6,413
                                                       -----------  -----------  -----------       ------    ---------
                                                       -----------  -----------  -----------       ------    ---------

------------------------

(a) Decline reflects a change in billing practices to net discounts against selling prices in certain divisions.

(b) Information has been restated for operations discontinued in 1998 (for further information see Note 3 to Notes to Consolidated Financial Statements)