Form 10-Q
period 1999-03-31
K2 INC
filed 1999-05-14
CIK 6720

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1999                 Commission File No. 1-4290

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

                                                        Yes  X
                                                           -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999.

Common Stock, par value $1                                    16,565,806 Shares

                           FORM 10-Q QUARTERLY REPORT
                         PART - 1 FINANCIAL INFORMATION

ITEM 1   Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Dollars in thousands, except per share figures)

                                                          THREE MONTHS
                                                         ENDED MARCH 31
                                                   ---------------------------
                                                      1999              1998
                                                   ---------------------------
                                                           (Unaudited)
Net sales                                          $ 163,060         $ 151,041
Cost of products sold                                118,749           109,599
                                                   ---------         ---------
    Gross profit                                      44,311            41,442
Selling expenses                                      23,096            21,054
General and administrative expenses                   13,457            13,271
                                                   ---------         ---------
    Operating income                                   7,758             7,117

Interest expense                                       3,297             3,139
Other income, net                                       (100)              (62)
                                                   ---------         ---------
    Income before income taxes                         4,561             4,040
Provision for income taxes                             1,458             1,321
                                                   ---------         ---------
    Income from continuing operations                  3,103             2,719
    Discontinued operations, net of taxes                149               426
                                                   ---------         ---------
    Net income                                     $   3,252         $   3,145
                                                   ---------         ---------
                                                   ---------         ---------
Basic earnings per share:
    Continuing operations                          $    0.19         $    0.16
    Discontinued operations                             0.01              0.03
                                                   ---------         ---------
    Net income                                          0.20              0.19
                                                   ---------         ---------
                                                   ---------         ---------
Diluted earnings per share:
    Continuing operations                          $    0.19         $    0.16
    Discontinued operations                             0.01              0.03
                                                   ---------         ---------
    Net income                                          0.20              0.19
                                                   ---------         ---------
                                                   ---------         ---------
Basic shares outstanding                              16,566            16,537
Diluted shares outstanding                            16,566            16,616

Cash dividend                                      $    0.11         $    0.11


            See notes to consolidated condensed financial statements

CONSOLIDATED BALANCE SHEETS (condensed)
(In thousands, except share and per share figures)

                                                                                        MARCH 31          DECEMBER 31
                                                                                          1999               1998
                                                                                      -----------         -----------
                                                                                      (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                          $   3,843           $   3,394
   Accounts receivable, net                                                             138,601             126,011
   Inventories, net                                                                     163,867             188,348
   Deferred taxes                                                                        11,528              12,780
   Prepaid expenses and other current assets                                              6,831               5,037
                                                                                      ---------           ---------
     Total current assets                                                               324,670             335,570

Property, plant and equipment                                                           153,727             151,071
Less allowance for depreciation and amortization                                         86,834              84,480
                                                                                      ---------           ---------
                                                                                         66,893              66,591

Intangibles, principally goodwill, net                                                   19,284              19,564
Net assets of discontinued operations                                                    27,382              27,511
Other                                                                                     6,455               3,759
                                                                                      ---------           ---------
     Total Assets                                                                     $ 444,684           $ 452,995
                                                                                      ---------           ---------
                                                                                      ---------           ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Bank loans                                                                        $  61,718           $  64,350
    Accounts payable                                                                     14,142              20,807
    Accrued payroll and related                                                          17,070              15,982
    Other accruals                                                                       22,941              21,555
    Current portion of long-term debt                                                     4,444               4,444
                                                                                      ---------           ---------
     Total current liabilities                                                          120,315             127,138

Long-term debt                                                                          110,224             110,724
Deferred taxes                                                                           13,014              13,014

Commitments and Contingencies

SHAREHOLDERS' EQUITY
   Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
   Common Stock, $1 par value, authorized 40,000,000 shares, issued shares -
      17,190,652 in 1999 and 1998                                                        17,191              17,191
   Additional paid-in capital                                                           132,488             132,488
   Retained earnings                                                                     68,657              67,227
   Employee Stock Ownership Plan and stock option loans                                  (1,975)             (1,981)
   Treasury shares at cost, 624,846 shares in 1999 and 623,759 in 1998                   (8,118)             (8,106)
   Accumulated other comprehensive loss                                                  (7,112)             (4,700)
                                                                                      ---------           ---------
     Total Shareholders' Equity                                                         201,131             202,119
                                                                                      ---------           ---------
     Total Liabilities and Shareholders' Equity                                       $ 444,684           $ 452,995
                                                                                      ---------           ---------
                                                                                      ---------           ---------

           See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(In thousands)

                                                                                        THREE MONTHS
                                                                                       ENDED MARCH 31
                                                                                ---------------------------
                                                                                   1999              1998
                                                                                --------           --------
                                                                                       (unaudited)
Operating Activities
 Income from continuing operations                                              $  3,103           $  2,719
 Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
      Depreciation and amortization                                                3,131              3,259
      Deferred taxes                                                                 396                437
      Changes in operating assets and liabilities:
         Accounts receivable                                                     (12,590)            (5,091)
         Inventories                                                              24,481                388
         Prepaid expenses and other current assets                                (1,866)              (485)
         Accounts payable                                                         (6,665)            (4,024)
         Payrolls and other accruals                                               2,475                480
                                                                                --------           --------
Net cash provided by (used in) operating activities                               12,465             (2,317)

Investing Activities
 Property, plant & equipment expenditures                                         (3,210)            (5,390)
 Disposals of property, plant & equipment                                             74                 84
 Purchase of business                                                             (2,961)
 Other items, net                                                                 (1,816)            (1,675)
                                                                                --------           --------
Net cash used in investing activities                                             (7,913)            (6,981)

Financing Activities
 Borrowings under long-term debt                                                   5,500             13,000
 Payments of long-term debt                                                       (6,000)            (2,001)
 Net decrease in short-term bank loans                                            (2,632)              (186)
 Dividends paid                                                                   (1,822)            (1,820)
                                                                                --------           --------
Net cash (used in) provided by financing activities                               (4,954)             8,993
                                                                                --------           --------

Net decrease in cash and cash equivalents from continuing operations                (402)              (305)

Discontinued operations
 Income from discontinued operations                                                 149                426
 Adjustments to reconcile income to net cash
   provided by (used in)
   discontinued operations:
      Depreciation and amortization                                                  755                757
      Capital expenditures                                                        (1,360)            (1,325)
      Other items, net                                                             1,307              1,177
                                                                                --------           --------
Cash provided by discontinued operations                                             851              1,035

Net increase in cash and cash equivalents                                            449                730

Cash and cash equivalents at beginning of year                                     3,394              5,706
                                                                                --------           --------
Cash and cash equivalents at end of period                                      $  3,843           $  6,436
                                                                                --------           --------
                                                                                --------           --------

Supplemental disclosure of cash flow information:
      Interest paid                                                             $  2,830           $  2,740
      Income taxes paid                                                              287              1,113

           See notes to consolidated condensed financial statements

                                     K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCES

Accounts receivable are net of allowances for doubtful accounts of $5,341,000 at March 31, 1999 and $5,798,000 at December 31, 1998.

INVENTORIES

The components of inventory consist of the following:

                                                              March 31      December 31
                                                                1999            1998
                                                              ---------     -----------
                                                                   (Thousands)

Finished goods                                                 $126,867        $146,233
Work in process                                                   9,537           8,078
Raw materials                                                    31,192          37,911
                                                               --------        --------
   Total at lower of FIFO cost or market
     (approximates current cost)                                167,596         192,222
Less LIFO valuation reserve                                       3,729           3,874
                                                               --------        --------
                                                               $163,867        $188,348
                                                               --------        --------
                                                               --------        --------

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999


NOTE 3 - ACQUISITION

On March 26, 1999, the Company acquired certain assets relating to the Morrow snowboard business, including the Morrow trademark, from Morrow Snowboards, Inc.

NOTE 4 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

Covenants contained in the Company's $100 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by the Company. As of March 31, 1999, $7.5 million of retained earnings were free of such restrictions.

At March 31, 1999, $50 million of accounts receivable were sold, fully utilizing the existing accounts receivable purchase facility.

NOTE 5 - COMPREHENSIVE INCOME

Total comprehensive income was $.8 million and $3.0 million for the three months ended March 31, 1999 and 1998, respectively.

NOTE 6- EARNINGS PER SHARE DATA

Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. The March 31, 1999 computation of diluted EPS excluded all 1,115,000 stock options outstanding since their inclusion would have been antidilutive. The March 31, 1998 computation of diluted EPS included the dilutive effects of 79,000 stock options and excluded 612,000 stock options since their inclusion would have been antidilutive.

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

NOTE 7 - SEGMENT INFORMATION

The segment information presented below is as of March 31:


                             Net Sales to
                             Unaffiliated
                               Customers       Intersegment Sales      Operating Profit (Loss)
                           ------------------  ------------------      -----------------------
                            1999       1998       1999       1998           1999       1998
                           ------     -------   -------     -----       ----------    --------
                                                        (Millions)

Sporting goods             $121.3     $107.2       $5.8       $5.3          $ 4.9      $ 4.4
Other recreational            9.9        9.4          -          -           (0.7)      (0.7)
Industrial                   31.9       34.4        0.3        0.3            5.1        5.0
                           ------     ------       ----       ----          -----      -----
  Total segment data       $163.1     $151.0       $6.1       $5.6            9.3        8.7
                           ------     ------       ----       ----          -----      -----
                           ------     ------       ----       ----

Corporate expenses, net                                                      (1.4)      (1.6)

Interest expense                                                              3.3        3.1
                                                                            -----      ------

Income from continuing operations before provision for income taxes         $ 4.6      $ 4.0
                                                                            -----      ------
                                                                            -----      ------

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARATIVE FIRST QUARTER RESULTS OF OPERATIONS

Net sales from continuing operations for the three months ended March 31, 1999 increased 8.0% to $163.1 million from $151.0 million in the year-earlier period. Income from continuing operations for the first quarter of 1999 rose 14.8% to $3.1 million, or $.19 per diluted share, from $2.7 million, or $.16 per diluted share, in the first quarter of 1998. Net income increased to $3.3 million, or $.20 per diluted share, from $3.1 million, or $.19 per diluted share, in the prior year quarter.

NET SALES. In the sporting goods segment, net sales increased 13.2% to $121.3 million from $107.2 million in the 1998 first quarter. The growth was primarily the result of a double-digit increase in worldwide skate sales. Shakespeare fishing tackle has experienced a strong order rate in the domestic market led by continued growth of the Ugly Stik line, new packaged rods and reels and other new products. Timing of certain shipments to large customers, however, resulted in first quarter overall sales that were flat with the prior year. Stearns sales were off slightly, reflecting decline in the water ski vest and wetsuit business which offset growth from new products. The mild winter produced lower sales and a higher proportion of closeout sales of ski and snowboard products in the seasonally weak first quarter.

In the other recreational products segment, net sales of $9.9 million rose slightly from the year ago period of $9.4 million. The improvement arose from sales of new skateboard shoes, which more than offset lower sales to the advertising specialty market due to continued sluggish market conditions.

Net sales of the two businesses in the industrial products group, Shakespeare composites and electronics and Shakespeare monofilaments and specialty resins, fell 7.4% to $31.9 million from $34.4 million in the prior year's quarter. The decline was due to reduced demand for paperweaving monofilament line which was only partially offset by an increase in cutting line and marine antenna sales.

GROSS PROFIT. Gross profits for the first quarter of 1999 rose 7.0% to $44.3 million, or 27.2% of net sales, as compared with $41.4 million, or 27.4% of net sales, in the year ago quarter. The decline in the gross profit percentage was mainly due to costs incurred resulting from a planned shutdown of the ski and snowboard plant in the first quarter to reduce inventory levels.

COSTS AND EXPENSES. Selling expenses increased 9.5% to $23.1 million, or 14.2% of net sales, from $21.1 million, or 14.0% of net sales, in the prior year's quarter. The dollar increase is attributable to expanded marketing of the various brands and products throughout the Company. General and administrative expenses were comparable at $13.5 million, or 8.3% of net sales, from $13.3 million, or 8.8% of net sales, in the 1998 first quarter. The decline as a percentage of net sales is due to the effect of ongoing expense controls throughout this Company, particularly in the bike business.

OPERATING INCOME. Operating income for the first quarter improved 9.8% to $7.8 million, or 4.8% of net sales, as compared to operating income of $7.1 million, or 4.7% of net sales, a year ago. The dollar increase is due to a higher gross profit, offset by increased selling expenses.

INTEREST EXPENSE. Interest expense increased $158,000 to $3.3 million in the first quarter of 1999 compared to $3.1 million in the year-earlier period. Higher average borrowings incurred to support the growth in sales increased interest expense by $427,000, which was offset by a reduction of $269,000 of interest due to lower interest rates.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's continuing operating activities provided $12.5 million of cash during the three months ended March 31, 1999, as contrasted with $2.3 million of cash used during the three- month period a year ago. The $14.8 million year-to-year improvement in cash largely reflected lower inventory levels in the current period which more than offset higher levels of accounts receivable.

Net cash used for investing activities was $7.9 million in the current first quarter compared to $7.0 million in the 1998 first quarter. The 1999 period included a $3.0 million cash outlay for the acquisition of certain assets of a snowboard company, and reflected $2.2 million of lower capital expenditures. There were no material commitments for capital expenditures at March 31, 1999.

Net cash used in financing activities was $5.0 million in the 1999 first quarter compared with $9.0 million provided in the corresponding year-ago quarter. The year to year decrease of $14.0 million in cash used in financing activities was due to a higher net repayment of debt.

The Company anticipates its remaining cash needs in 1999 will be provided from operations and borrowings under existing credit lines.

YEAR 2000 ISSUE

As is more fully described in the Company's annual report on Form 10-K for the year ended December 31, 1998, the Company is modifying or replacing portions of its software as well as certain hardware to enable continued operations beyond December 31, 1999. As of March 31, 1999, the Company estimates that its progress toward completion of its Year 2000 remediation plan is as described below.

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

The total cost of the Year 2000 issue continues to be estimated at $1.5 million and is being funded through operating cash flows. To date, the Company has incurred approximately $350,000 ($275,000 expensed and $75,000 capitalized for new systems) related to all phases of the Year 2000 project. Management's assessment of the risks associated with the Year 2000 issue are unchanged from that described in the 1998 annual report on Form 10-K.

The Company's plan to complete the Year 2000 modifications is based on management's best estimates, which are based on numerous assumptions about future events including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on the level of effort expended to date to total expected (internal) staff effort. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all the relevant computer codes and similar uncertainties.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding sales and earnings, market trends, market conditions, market positioning, product acceptance and demand, inventory reduction efforts, the impact of the Year 2000 on computerized information systems, cost reduction efforts and overall trends which involve substantial risks and uncertainties. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, economic conditions, product demand, competitive pricing and products, and other risks described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 3    Quantitative and Qualitative Disclosures of Market Risk

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into foreign currency forward contracts. A hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected second quarter 1999 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

PART II - OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          (c) At the Annual Meeting of the Stockholders of the Company held May 6, 1999, the following actions were taken:

               (1)  Three directors were elected:

                      Jerry E. Goldress - 12,052,924 votes for and 398,964
                           votes withheld;

                      John H. Offermans - 12,034,227 votes for and 417,661
                           votes withheld;

                      Alfred E. Osborne, Jr. - 12,051,813 votes for and 400,075
                           votes withheld.

               (2)  The K2 1999 Stock Option Plan was adopted as follows:
                    8,510,201 votes for, 749,367 votes against and 168,394
                    votes abstained.

               (3) The selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the year 1999 was ratified as follows:

                         12,283,723 votes for, 85,683 votes against and 82,482 votes abstained.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    27   Financial Data Schedule

               (b) Reports on Form 8-K filed in the first quarter ended March 31, 1999

                     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         K2 INC.
                                                      (registrant)

Date:May 14, 1999                              /s/ RICHARD M. RODSTEIN
                                               -----------------------------
                                               Richard M. Rodstein
                                               President and Chief Executive
                                               Officer




Date:May 14, 1999                              /s/ JOHN J. RANGEL
                                               -------------------------------
                                               John J. Rangel
                                               Senior Vice President - Finance