Form 10-Q
period 1999-06-30
K2 INC
filed 1999-08-13
CIK 6720

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1999                   Commission File No. 1-4290

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

                                                         Yes X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1999.

Common Stock, par value $1                                     16,545,406 Shares

                           FORM 10-Q QUARTERLY REPORT

                         PART - 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Dollars in thousands, except per share figures)


                                                   THREE MONTHS                      SIX MONTHS
                                                   ENDED JUNE 30                    ENDED JUNE 30
                                            ----------------------------    ----------------------------
                                              1999              1998            1999              1998
                                            ----------------------------    ----------------------------
                                                                    (Unaudited)
Net sales                                   $158,292          $156,791        $321,352           $307,832
Cost of products sold                        110,122           109,115         228,871            218,714
                                            --------          --------        --------           --------
  Gross profit                                48,170            47,676          92,481             89,118

Selling expenses                              22,855            21,533          45,951             42,587
General and administrative expenses           11,787            11,987          25,244             25,258
                                            --------          --------        --------           --------
  Operating income                            13,528            14,156          21,286             21,273

Interest expense                               3,031             3,175           6,328              6,314
Other income, net                                (14)              (78)           (114)              (140)
                                            --------          --------        --------           --------
  Income before income taxes                  10,511            11,059          15,072             15,099

Provision for income taxes                     3,365             3,630           4,823              4,951
                                            --------          --------        --------           --------

  Income from continuing operations            7,146             7,429          10,249             10,148

  Discontinued operations, net of taxes          858               650           1,007              1,076
                                            --------          --------        --------           --------

  Net income                                $  8,004          $  8,079          11,256           $ 11,224
                                            --------          --------        --------           --------
                                            --------          --------        --------           --------

Basic earnings per share:
  Continuing operations                     $   0.43           $  0.45         $  0.62            $  0.61
  Discontinued operations                       0.05              0.04            0.06               0.07
                                            --------          --------        --------           --------
  Net income                                    0.48              0.49            0.68               0.68
                                            --------          --------        --------           --------
                                            --------          --------        --------           --------

Diluted earnings per share:
  Continuing operations                     $   0.43           $  0.45         $  0.62            $  0.61
  Discontinued operations                       0.05              0.04            0.06               0.07
                                            --------          --------        --------           --------
  Net income                                    0.48              0.49            0.68               0.68
                                            --------          --------        --------           --------
                                            --------          --------        --------           --------


Basic shares outstanding                      16,566            16,548          16,565             16,544
Diluted shares outstanding                    16,566            16,629          16,565             16,624

Cash dividend                                $  -              $  0.11         $  0.11            $  0.22


           See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Dollars in thousands, except number of shares)


                                                                                      JUNE 30                DECEMBER 31
                                                                                        1999                     1998
                                                                                  ----------------        -------------------
                                                                                    (Unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                       $         4,957          $           3,394
   Accounts receivable, net                                                                113,549                    126,011
   Inventories, net                                                                        153,798                    188,348
   Deferred taxes                                                                            9,601                     12,780
   Prepaid expenses and other current assets                                                 6,884                      5,037
                                                                                  ----------------        -------------------
     Total current assets                                                                  288,789                    335,570

Property, plant and equipment                                                              152,696                    151,071
Less allowance for depreciation and amortization                                            85,428                     84,480
                                                                                  ----------------        -------------------
                                                                                            67,268                     66,591

Intangibles, principally goodwill, net                                                      20,502                     19,564
Net assets of discontinued operations                                                       27,283                     27,511
Other                                                                                        4,292                      3,759
                                                                                  ----------------        -------------------
     Total Assets                                                                  $       408,134          $         452,995
                                                                                  ----------------        -------------------
                                                                                  ----------------        -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Bank loans                                                                      $        36,262          $          64,350
   Accounts payable                                                                          9,663                     20,807
   Accrued payroll and  related                                                             16,379                     15,982
   Other accruals                                                                           22,520                     21,555
   Current portion of long-term debt                                                         4,444                      4,444
                                                                                  ----------------        -------------------
        Total current liabilities                                                           89,268                    127,138

Long-term debt                                                                              97,724                    110,724
Deferred taxes                                                                              13,014                     13,014

Commitments and Contingencies

SHAREHOLDERS' EQUITY
   Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
   Common Stock, $1 par value, authorized 40,000,000 shares, issued shares
     17,190,652 in 1999 and 1998                                                            17,191                     17,191
   Additional paid-in capital                                                              132,488                    132,488
   Retained earnings                                                                        76,661                     67,227
   Employee Stock Ownership Plan and stock option loans                                     (1,975)                    (1,981)
   Treasury shares at cost, 638,610 shares in 1999 and 623,759 in 1998                      (8,150)                    (8,106)
   Accumulated other comprehensive loss                                                     (8,087)                    (4,700)
                                                                                  ----------------        -------------------
     Total Shareholders' Equity                                                            208,128                    202,119
                                                                                  ----------------        -------------------
     Total Liabilities and Shareholders' Equity                                    $       408,134          $         452,995
                                                                                  ----------------        -------------------
                                                                                  ----------------        -------------------


            See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(Dollars in thousands)


                                                                                                  SIX MONTHS
                                                                                                 ENDED JUNE 30
                                                                                  -------------------------------------------
                                                                                         1999                     1998
                                                                                  ------------------      -------------------
                                                                                                 (unaudited)
Operating Activities
   Income from continuing operations                                               $          10,249       $           10,148
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation and amortization                                                          6,221                    6,663
        Deferred taxes                                                                         2,323                    3,035
        Changes in operating assets and liabilities:
           Accounts receivable                                                                12,462                     (496)
           Inventories                                                                        34,550                    4,606
           Prepaid expenses and other current assets                                          (2,192)                     566
           Accounts payable                                                                  (11,144)                  (9,273)
           Payrolls and other accruals                                                         1,362                   (4,111)
                                                                                  ------------------      -------------------
Net cash  provided by operating activities                                                    53,831                   11,138

Investing Activities
     Property, plant & equipment expenditures                                                 (6,136)                 (10,422)
     Disposals of property, plant & equipment                                                    136                      276
     Purchase of business, net of cash acquired                                               (2,961)
     Other items, net                                                                           (329)                     410
                                                                                  ------------------      -------------------
Net cash used in investing activities                                                         (9,290)                  (9,736)

Financing Activities
     Borrowings under long-term debt                                                          11,500                   26,000
     Payments of long-term debt                                                              (24,500)                 (14,001)
     Net decrease in short-term bank loans                                                   (28,088)                 (12,246)
     Dividends paid                                                                           (1,820)                  (3,639)
                                                                                  ------------------      -------------------
Net cash used in financing activities                                                        (42,908)                  (3,886)
                                                                                  ------------------      -------------------

Net increase (decrease) in cash and cash equivalents from continuing operations                1,633                   (2,484)

Discontinued operations
   Income from discontinued operations                                                         1,007                    1,076
   Adjustments to reconcile income from discontinued operations to net cash provided by (used in) discontinued operations:
      Depreciation and amortization                                                            1,510                    1,512
      Capital expenditures                                                                    (1,824)                  (2,257)
      Other items, net                                                                          (763)                     314
                                                                                  ------------------      -------------------
Cash provided by (used in) discontinued operations                                               (70)                     645

Net increase (decrease) in cash and cash equivalents                                           1,563                   (1,839)

Cash and cash equivalents at beginning of year                                                 3,394                    5,706
                                                                                  ------------------      -------------------
Cash and cash equivalents at end of period                                         $           4,957       $            3,867
                                                                                  ------------------      -------------------
                                                                                  ------------------      -------------------

Supplemental disclosure of cash flow information:
      Interest paid                                                                $           8,567       $            6,597
      Income taxes paid                                                                        3,247                    8,577


           See notes to consolidated condensed financial statements.

                                     K2 INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCES

Accounts receivable are net of allowances for doubtful accounts of $5,061,000 at June 30, 1999 and $5,798,000 at December 31, 1998.

INVENTORIES

The components of inventory consist of the following:


                                                     June 30         December 31
                                                      1999              1998
                                                  -------------     -------------
                                                           (Thousands)
Finished goods                                     $    117,321      $    146,233
Work in process                                           8,181             8,078
Raw materials                                            31,825            37,911
                                                  -------------     -------------
   Total at lower of FIFO cost or market
     (approximates current cost)                        157,327           192,222
Less LIFO valuation reserve                               3,529             3,874
                                                  -------------     -------------
                                                   $    153,798      $    188,348
                                                  -------------     -------------
                                                  -------------     -------------


                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999


NOTE 3 - ACQUISITIONS

On March 26, 1999, the Company acquired certain assets relating to the Morrow snowboard business, including the Morrow trademark, from Morrow Snowboards, Inc.

On July 22, 1999 the Company entered into a definitive agreement to acquire Ride, Inc., a designer and manufacturer of snowboard equipment, apparel and accessories. Under the terms of the agreement, the Company will acquire all outstanding shares of Ride, Inc. preferred or common stock in exchange for shares of K2 Inc. common stock. Based on the current number of Ride, Inc. preferred and common shares outstanding, the value of the transaction is approximately $14.8 million and will result in the issuance of approximately
1.5 million new K2 Inc. common shares, and, reserving approximately 42,000 additional shares for possible future issuance on exercise of options and warrants. The merger transaction, which is subject, among other things, to approval by Ride's shareholders, is expected to be completed in the fourth quarter and will be accounted for under the purchase method of accounting.

NOTE 4 - SALE OF ASSETS

On August 4, 1999 the Company signed a definitive agreement to sell its Simplex products division subject to several contingencies including the buyer's ability to obtain adequate financing. The transaction is priced at $32 million plus a performance based payment of up to $3 million subject to final adjustment. The Company has accounted for Simplex as discontinued operations since September 30, 1998. The transaction is expected to be completed in the fourth quarter.

NOTE 5 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

Covenants contained in the Company's $100 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by the Company. As of June 30, 1999, $11.5 million of retained earnings were free of such restrictions.

At June 30, 1999, $50 million of accounts receivable were sold, fully utilizing the existing accounts receivable purchase facility.

NOTE 6 - COMPREHENSIVE INCOME

During the three and six months ended June 30, 1999 total comprehensive income amounted to $7.0 million and $7.9 million, respectively. For the three and six months ended June 30, 1998, total comprehensive income amounted to $7.3 million and $10.3 million, respectively.

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999

NOTE 7- EARNINGS PER SHARE DATA

Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. For the three and six month periods ended June 30, 1999, computation of diluted EPS excluded all 1,095,000 stock options outstanding since their inclusion would have been antidilutive. For both the three and six month periods ended June 30, 1998, computation of diluted EPS included the dilutive effects of 81,000 stock options and excluded 612,000 and 592,000 stock options, respectively, since their inclusion would have been antidilutive.

NOTE 8 - SEGMENT INFORMATION

The segment information presented below is for the three months ended June 30:


                              Net Sales to Unaffiliated
                                     Customers                     Intersegment Sales        Operating Profit (Loss)
                            --------------------------------  --------------------------  ----------------------------
                               1999               1998            1999           1998         1999           1998
                            -------------  -----------------  ------------  ------------  ------------  --------------
                                                                     (Millions)
Sporting goods               $      115.9   $          111.2   $       8.1   $       6.4   $       9.5   $         9.6
Other recreational                   10.4               10.5           0.1             -          (0.1)              -
Industrial                           32.0               35.1           0.2           0.2           5.5             5.4
                            -------------  -----------------  ------------  ------------  ------------  --------------
   Total segment data        $      158.3   $          156.8   $       8.4   $       6.6          14.9            15.0
                            -------------  -----------------  ------------  ------------  ------------  --------------
                            -------------  -----------------  ------------  ------------

Corporate expenses, net                                                                            1.4             0.7

Interest expense                                                                                   3.0             3.2
                                                                                          ------------  --------------

Income from continuing operations before provision for income taxes                        $      10.5   $        11.1
                                                                                          ------------  --------------
                                                                                          ------------  --------------


                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999

The segment information presented below is for the six months ended June 30:


                                           Net Sales to Unaffiliated
                                                 Customers                  Intersegment Sales        Operating Profit (Loss)
                                         ------------------------------  ------------------------  -----------------------------
                                            1999                1998       1999           1998          1999           1998
                                         -------------  ---------------  ----------  ------------  -------------  --------------
                                                                               (Millions)
Sporting goods                            $     237.2    $        218.3   $    13.9   $      11.7   $       14.4   $        14.0
Other recreational                               20.3              19.9         0.1             -           (0.8)           (0.8)
Industrial                                       63.9              69.6         0.5           0.5           10.6            10.4
                                         -------------  ---------------  ----------  ------------  -------------  --------------
         Total segment data               $     321.4    $        307.8   $    14.5   $      12.2           24.3            23.6
                                         -------------  ---------------  ----------  ------------  -------------  --------------
                                         -------------  ---------------  ----------  ------------

Corporate expenses, net                                                                                      2.8             2.2

Interest expense                                                                                             6.3             6.3
                                                                                                   -------------  --------------
Income from continuing operations before provision for income taxes                                 $       15.1   $        15.1
                                                                                                   -------------  --------------
                                                                                                   -------------  --------------


NOTE 9 - CONTINGENCIES

The Company is subject to various legal actions and proceedings in the normal course of business. While the ultimate outcome of these matters cannot be predicted with certainty, management does not believe these matters will have a material adverse effect on the Company's financial statements.

The Company is one of several named potentially responsible parties ("PRP") in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 1999 and December 31, 1998, the Company had accrued approximately $1,103,000 and $963,000, respectively, with no provision for expected insurance recovery.

The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on the Company's financial statements.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARATIVE SECOND QUARTER RESULTS OF OPERATIONS

Net sales from continuing operations for the three months ended June 30, 1999 rose slightly to $158.3 million from $156.8 million in the year-earlier period. Income from continuing operations for the second quarter of 1999 declined 3.8% to $7.1 million, or $.43 per diluted share, from $7.4 million, or $.45 per diluted share, in the second quarter a year ago. Net income for the quarter was $8.0 million, or $.48 per diluted share, as compared with $8.1 million, or $.49 per diluted share, in the prior year quarter.

NET SALES. In the sporting goods segment, net sales rose 4.3% to $115.9 million from $111.2 million in the 1998 second quarter. Shakespeare fishing tackle sales experienced a double digit percentage increase, reflecting strong performance domestically. Demand for the Ugly Stik, certain packaged rods and reels and outdoor furniture, a new product category, fueled the increase. K2 in-line skate sales continued to improve driven by the growing market worldwide for soft boot in-line skates. The restructured bike group reported higher sales for the second consecutive quarter. As expected, ski shipments declined in the seasonally slow second quarter reflecting the impact of a mild winter on preseason orders. Snowboard product sales declined due to the timing impact of international shipments, partially offset by the benefits of the recently acquired Morrow brand. Sales of Stearns products were comparable with the prior-year quarter reflecting lower water ski vest and wetsuit sales, offset by higher shipments of new outdoor products.

In the other recreational products segment, net sales were comparable with the prior year quarter. Lower apparel sales to the advertising specialty market due to continued sluggish market conditions were more than offset by a strong sales performance of our skateboard shoes.

Net sales of the two businesses in the industrial products group, Shakespeare composites and electronics and Shakespeare monofilaments and specialty resins, declined 9.1% to $32.0 million from $35.1 million in the prior year's quarter. The sales decline reflected lower demand for paperweaving monofilament line, partially offset by an increase in sales of marine antennas.

GROSS PROFIT. Gross profit for the second quarter of 1999 increased slightly to $48.2 million, or 30.4% of net sales, as compared with $47.7 million, or 30.4% of net sales, in the year ago quarter. The gross profit improvement is consistent with the increase in net sales.

COSTS AND EXPENSES. Selling expenses increased 6.1% to $22.9 million, or 14.4% of net sales, from $21.5 million, or 13.7% of net sales, in the prior year's quarter. The increase largely reflects the impact of the new brand acquired and new products developed this year along with the inclusion of selling expenses of a recently acquired affiliate in Japan where corresponding sales will not be reflected until the third quarter. General and administrative expenses declined slightly to $11.8 million, or 7.4% of net sales, from $12.0 million, or 7.6% of net sales, in the 1998 first quarter. The decline as a percentage of net sales reflects the benefit of ongoing expense controls throughout the Company.

OPERATING INCOME. Operating income for the second quarter declined 4.4% to $13.5 million or 8.5% of net sales, as compared to operating income of $14.2 million, or 9.0% of net sales, a year ago. The decline is attributable to the increase in selling expenses of the sporting goods group.

INTEREST EXPENSE. Interest expense decreased $144,000 to $3.0 million in the second quarter of 1999 compared to $3.2 million in the year-earlier period. The lower figure for the quarter reflected a $461,000 benefit from lower interest rates and $317,000 of additional interest from higher average borrowings incurred to support the growth in sales.

COMPARATIVE SIX-MONTH RESULTS OF OPERATIONS

Net sales from continuing operations for the six months ended June 30, 1999 increased 4.4% to $321.4 million from $307.8 million in the year-earlier period. Income from continuing operations for the first six months of 1999 was $10.2 million, or $.62 per diluted share, as compared with $10.1 million, or $.61 per diluted share, in the first six months of 1998. Net income was $11.3 million, or $.68 per diluted share, as compared with $11.2 million, or $.68 per diluted share, in the prior year six months.

NET SALES. In the sporting goods segment, net sales increased 8.7% to $237.2 million from $218.3 million in the 1998 period. The growth was the result of increases in worldwide skate, fishing tackle and bike sales. Partially offsetting these increases were lower sales of ski and snowboard products due to the mild winter. In the case of snowboard products, sales declined due to the timing impact of international shipments. Sales of Stearns products were off slightly reflecting a decline in the water ski vest and wetsuit business.

In the other recreational products segment, net sales were comparable with the prior year reflecting improvement in sales of skateboard shoes which offset lower apparel sales to the advertising specialty market due to continued sluggish market conditions.

Net sales of the two businesses in the industrial products group, Shakespeare composites and electronics and Shakespeare monofilaments and specialty resins, declined 8.3% to $63.9 million from $69.6 million in the prior year. The sales decline reflected lower demand for paperweaving monofilament line, which was partially offset by an increase in sales of cutting line and marine antennas.

GROSS PROFIT. Gross profit for the first half of 1999 increased slightly to $92.5 million, or 28.8% of net sales, from $89.1 million, or 28.9% of net sales, in the prior year period. The gross profit improvement is primarily sales related.

COSTS AND EXPENSES. Selling expenses increased 7.9% to $46.0 million, or 14.3% of net sales, from $42.6 million, or 13.8% of net sales, in the prior year. The increase is attributable to expanded marketing of the various brands and products throughout the Company along with the inclusion of selling expenses of a recently acquired affiliate in Japan where corresponding sales will not be reflected until the third quarter. General and administrative expenses were $25.2 million, or 7.9% of net sales as compared with $25.3 million or 8.2% of net sales, in the prior year. The decline as a percentage of net sales reflects the benefit of ongoing expense controls throughout this Company.

OPERATING INCOME. Operating income for the first six months was $21.3 million, or 6.6% of net sales as compared with $21.3 million, or 6.9% in the prior year. The decline as a percentage of net sales is primarily attributable to increased selling expenses of the sporting goods group.

INTEREST EXPENSE. Interest expense was comparable at $6.3 million for the first half of 1999 compared to the year-earlier period. Higher average borrowings incurred to support the growth in sales increased interest expense by $805,000, which was offset by a reduction of $791,000 of interest due to lower interest rates.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's continuing operating activities provided $53.8 million of cash during the six months ended June 30, 1999 as compared with $11.1 million of cash provided during the six month period a year ago. The $42.7 million year-to-year improvement in cash is attributable to reduced accounts receivable and inventory levels from the same prior year period.

Net cash used for investing activities was $9.3 million in the first half of 1999, compared to $9.7 million in the first half of 1998. The 1999 period reflected $4.2 million of lower capital expenditures and $3.0 million used in the acquisition of certain assets of Morrow Snowboards, Inc. There were no material commitments for capital expenditures at June 30, 1999.

Net cash used in financing activities was $42.9 million during the six months ended June 30, 1999 as compared with $3.9 million used during the six months a year ago. The year to year increase of $39.0 million in cash used was due largely to higher debt repayment.

The Company anticipates its remaining cash needs in 1999 will be provided from operations and borrowing under existing credit lines.

YEAR 2000 ISSUE

As is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is modifying or replacing portions of its software as well as certain hardware to enable the uninterrupted continuation of its operations beyond December 31, 1999. As of June 30, 1999, the Company estimates that its progress toward completion of its Year 2000 remediation plan is as described below.

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

For its information technology exposures, to date the Company is approximately 85% complete on the remediation phase overall. The Company expects to complete software reprogramming and replacement no later than September 30, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 70% of its testing overall and has implemented approximately 75% of its remediated systems where such remediation was found to be necessary. Completion of the testing and remediation phases for all significant systems is expected by September 30, 1999. The Company is approximately 90% complete in the remediation phase of its operating equipment and 100% complete with the testing of its remediated operating equipment.

The Company's billing system interfaces directly with certain significant customers. The Company is in the process of working with these customers to ensure that the Company's systems that interface directly with them are Year 2000 compliant by December 31, 1999. The Company has completed its assessment and is approximately 90% complete with the remediation and testing phases.

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

The total cost of the Year 2000 issue is estimated at $1.7 million and is being funded through operating cash flows. To date, the Company has incurred approximately $830,000 ($340,000 expensed and $490,000 capitalized for new systems) related to all phases of the Year 2000 project. Management's assessment of the risks associated with the Year 2000 issue are unchanged from that described in the 1998 annual report on Form 10-K.

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

ITEM 3     Quantitative and Qualitative Disclosures of Market Risk

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into foreign currency forward contracts. A hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected third quarter 1999 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

PART II - OTHER INFORMATION

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

                      The following exhibits are filed as part of this report.

                      2 Amended and Restated Agreement and Plan of Merger dated as of July 22, 1999 among K2 Inc., Ride, Inc. and KT Acquisition, Inc. included as Appendix A to Form S-4 Registration No. 333-84791, filed August 9, 1999 and incorporated herein by reference.

                      3(ii) By-Laws of K2 Inc., as amended, May 6, 1999.

                      4 Rights Agreement dated as of July 1, 1999 between K2 Inc. and Harris Trust Company of California, as Rights Agent, which includes thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution, filed as Item 2,
                            Exhibit 1 to Form 8-A filed August 9, 1999 and incorporated herein by reference.

                      10 Asset Purchase Agreement dated August 4, 1999 by and between Simplex Products Inc., as Buyer, and K2 Inc., as Seller.

                      27 Financial Data Schedule for the six months ended June 30, 1999.

               (b)    Reports on Form 8-K filed since the date of the last
                      Form 10-Q

                      Report on Form 8-K dated July 30, 1999 containing the Company's press release dated July 22, 1999 announcing the execution of the Agreement and Plan of Merger between the Company and Ride, Inc., dated July 22, 1999.

                      Report on Form 8-K dated August 6, 1999 containing the Company's press release dated August 5, 1999 announcing the execution of the definitive agreement to sell the Simplex products division, dated August 4, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        K2 INC.
                                                      (registrant)

Date:August 13, 1999                            /s/ RICHARD M. RODSTEIN
                                                --------------------------
                                                Richard M. Rodstein
                                                President and Chief Executive
                                                Officer

Date:August 13, 1999                            /s/ JOHN J. RANGEL
                                                ------------------
                                                John J. Rangel
                                                Senior Vice President - Finance