Form 10-Q
period 1999-09-30
K2 INC
filed 1999-11-15
CIK 6720

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999            Commission File No. 1-4290

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

                                                     Yes X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1999.

Common Stock, par value $1                                  17,899,700 Shares

                           FORM 10-Q QUARTERLY REPORT
                         PART - 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(In thousands, except per share figures)

                                                                  THREE MONTHS                      NINE MONTHS
                                                               ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                         -----------------------------------------------------------------
                                                                 1999             1998            1999             1998
                                                         -------------------------------- --------------------------------
                                                                                    (Unaudited)
Net sales                                                     $ 139,883        $ 133,884       $ 461,235        $ 441,716
Cost of products sold                                            96,227          101,657         325,098          320,371
                                                              ---------        ---------       ---------        ---------
      Gross profit                                               43,656           32,227         136,137          121,345

Selling expenses                                                 23,171           21,498          69,122           64,085
General and administrative expenses                              12,954           20,181          38,198           45,439
                                                              ---------        ---------       ---------        ---------
      Operating income (loss)                                     7,531           (9,452)         28,817           11,821

Interest expense                                                  2,677            2,833           9,005            9,147
Other (income) expense, net                                           8              (68)           (106)            (208)
                                                              ---------        ---------       ---------        ---------

      Income (loss) before income taxes                           4,846          (12,217)         19,918            2,882

Provision (credit) for income taxes                               1,552           (4,308)          6,375              643
                                                              ---------        ---------       ---------        ---------

      Income (loss) from continuing operations                    3,294           (7,909)         13,543            2,239

      Discontinued operations, net of taxes                          37             (449)          1,044              627
                                                              ---------        ---------       ---------        ---------

      Net income (loss)                                       $   3,331        $  (8,358)      $  14,587        $   2,866
                                                              ---------        ---------       ---------        ---------
                                                              ---------        ---------       ---------        ---------

Basic earnings (loss) per share:
      Continuing operations                                   $    0.20        $   (0.48)      $    0.82        $    0.13
      Discontinued operations                                      0.00            (0.03)           0.06             0.04
                                                              ---------        ---------       ---------        ---------
      Net income (loss)                                       $    0.20        $   (0.51)      $    0.88        $    0.17
                                                              ---------        ---------       ---------        ---------
                                                              ---------        ---------       ---------        ---------

Diluted earnings (loss) per share:
      Continuing operations                                   $    0.20        $   (0.48)      $    0.82        $    0.13
      Discontinued operations                                      0.00            (0.03)           0.06             0.04
                                                              ---------        ---------       ---------        ---------
      Net income (loss)                                       $    0.20        $   (0.51)      $    0.88        $    0.17
                                                              ---------        ---------       ---------        ---------
                                                              ---------        ---------       ---------        ---------


Cash dividends per share                                      $       -        $    0.11       $    0.11        $    0.33

Basic shares outstanding                                         16,549           16,547          16,559           16,551
Diluted shares outstanding                                       16,549           16,547          16,559           16,629

            See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(In thousands, except number of shares)

                                                                                      SEPTEMBER           DECEMBER 31
                                                                                         1999                 1998
                                                                                     -----------          -----------
                                                                                     (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                         $   9,855            $   3,394
    Accounts receivable, net                                                            115,054              126,011
    Inventories, net                                                                    166,190              188,348
    Deferred taxes                                                                       10,130               12,780
    Prepaid expenses and other current assets                                             6,012                5,037
                                                                                      ---------            ---------
       Total current assets                                                             307,241              335,570

Property, plant and equipment                                                           160,289              151,071
Less allowance for depreciation and amortization                                         88,665               84,480
                                                                                      ---------            ---------
                                                                                         71,624               66,591

Intangibles, principally goodwill, net                                                   20,244               19,564
Net assets of discontinued operations                                                    25,092               27,511
Other                                                                                     6,253                3,759
                                                                                      ---------            ---------
       Total Assets                                                                   $ 430,454            $ 452,995
                                                                                      ---------            ---------
                                                                                      ---------            ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Bank loans                                                                        $  42,114            $  64,350
    Accounts payable                                                                     21,212               20,807
    Accrued payroll and  related                                                         17,259               15,982
    Other accruals                                                                       26,356               21,555
    Current portion of long-term debt                                                     4,444                4,444
                                                                                      ---------            ---------
        Total current liabilities                                                       111,385              127,138

Long-term debt                                                                           93,724              110,724
Deferred taxes                                                                           13,014               13,014

Commitments and Contingencies

SHAREHOLDERS' EQUITY
    Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued .
    Common Stock, $1 par value, authorized 40,000,000 shares, issued shares
       17,190,652 in 1999 and 1998                                                       17,191               17,191
    Additional paid-in capital                                                          132,488              132,488
    Retained earnings                                                                    79,992               67,227
    Employee Stock Ownership Plan and stock option loans                                 (1,976)              (1,981)
    Treasury shares at cost, 656,810 shares in 1999 and 623,759 in 1998                  (8,313)              (8,106)
    Accumulated other comprehensive loss                                                 (7,051)              (4,700)
                                                                                      ---------            ---------
       Total Shareholders' Equity                                                       212,331              202,119
                                                                                      ---------            ---------
       Total Liabilities and Shareholders' Equity                                     $ 430,454            $ 452,995
                                                                                      ---------            ---------
                                                                                      ---------            ---------

                   See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(Dollars in thousands)

                                                                                                  NINE MONTHS
                                                                                               ENDED SEPTEMBER 30
                                                                                          ----------------------------
                                                                                             1999              1998
                                                                                          ----------------------------
                                                                                                 (unaudited)
Operating Activities
   Income from continuing operations                                                      $ 13,543          $   2,239
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation and amortization                                                        9,763             10,368
        Deferred taxes                                                                       1,794             (3,700)
        Changes in operating assets and liabilities:
           Accounts receivable                                                              10,957             (9,502)
           Inventories                                                                      22,158              7,106
           Prepaid expenses and other current assets                                        (1,723)               658
           Accounts payable                                                                    405            (10,431)
           Payrolls and other accruals                                                       6,078              7,576
                                                                                          --------          ---------
Net cash  provided by operating activities                                                  62,975              4,314

Investing Activities
     Property, plant & equipment expenditures                                              (13,640)           (15,751)
     Disposals of property, plant & equipment                                                  219                313
     Purchase of business, net of cash acquired                                             (2,961)
     Other items, net                                                                       (2,564)                18
                                                                                          --------          ---------
Net cash used in investing activities                                                      (18,946)           (15,420)

Financing Activities
     Borrowings under long-term debt                                                        11,500             40,500
     Payments of long-term debt                                                            (28,500)           (18,201)
     Net decrease in short-term bank loans                                                 (22,236)           (11,827)
     Proceeds from accounts receivable facility                                                                   700
     Dividends paid                                                                         (1,820)            (5,462)
     Repayment of loans by ESOP                                                                                 1,000
                                                                                          --------          ---------
Net cash (used in) provided by financing activities                                        (41,056)             6,710
                                                                                          --------          ---------

Net increase (decrease) in cash and cash equivalents from continuing operations              2,973             (4,396)

Discontinued operations
   Income from discontinued operations                                                       1,044                627
   Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
      Depreciation and amortization                                                          2,263              2,270
      Capital expenditures                                                                  (2,107)            (3,067)
      Other items, net                                                                       2,288              3,832
                                                                                          --------          ---------
Cash provided by discontinued operations                                                     3,488              3,662

Net increase (decrease) in cash and cash equivalents                                         6,461              (734)

Cash and cash equivalents at beginning of year                                               3,394              5,706
                                                                                          --------          ---------
Cash and cash equivalents at end of period                                                $  9,855           $  4,972
                                                                                          --------          ---------
                                                                                          --------          ---------

            See notes to consolidated condensed financial statements.

                                     K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCES
Accounts receivable are net of allowances for doubtful accounts of $5,170,000 at September 30, 1999 and $5,798,000 at December 31, 1998.

INVENTORIES
The components of inventory consist of the following:

                                                                  September 30    December 31
                                                                      1999            1998
                                                                  ------------    -----------
                                                                           (Thousands)
Finished goods                                                      $ 127,623      $ 146,233
Work in process                                                        10,479          8,078
Raw materials                                                          31,147         37,911
                                                                    ---------      ---------
    Total at lower of FIFO cost or market (approximates
       current cost)                                                  169,249        192,222
Less LIFO valuation reserve                                             3,059          3,874
                                                                    ---------      ---------
                                                                    $ 166,190      $ 188,348
                                                                    ---------      ---------
                                                                    ---------      ---------

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999


NOTE 3 - ACQUISITIONS

On March 26, 1999, the Company acquired certain assets relating to the Morrow snowboard business, including the Morrow trademark, from Morrow Snowboards, Inc.

On October 7, 1999 the Company completed the acquisition of Ride, Inc., a designer and manufacturer of snowboard equipment, apparel and accessories, in an all-stock merger transaction. Under the terms of the merger, each common and preferred share of Ride, Inc. is convertible into 1/10 share of common stock of the Company. Based on the number of preferred and common shares outstanding of Ride, Inc., 1,452,000 shares of common stock of the Company, having a total value of $12.1 million, are issuable to the Ride, Inc. shareholders, and 272,000 additional shares are reserved for possible future issuance on exercise of options and warrants. The merger transaction will be accounted for under the purchase method of accounting.

NOTE 4 - SALE OF ASSETS

On October 25, 1999 the Company announced that the previously reported agreement to sell its Simplex building products division, signed August 4, 1999, was terminated. The Company has accounted for Simplex as discontinued operations since September 30, 1998 and is currently exploring its options.

NOTE 5 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

Covenants contained in the Company's $100 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by the Company. As of September 30, 1999, $13.2 million of retained earnings were free of such restrictions.

At September 30, 1999, $49.0 million of accounts receivable were sold, utilizing 98% of the capacity of the existing accounts receivable purchase facility.

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999


NOTE 6 - COMPREHENSIVE INCOME

During the three and nine months ended September 30, 1999 total comprehensive income amounted to $4.4 million and $12.2 million, respectively. For the three and nine months ended September 30, 1998, total comprehensive income (loss) amounted to ($7.3) million and $3.0 million, respectively.


NOTE 7 - EARNINGS PER SHARE DATA

Basic earnings per share ("EPS") is determined by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. For the three and nine month periods ended September 30, 1999, computation of diluted EPS excluded all 1,083,000 stock options outstanding since their inclusion would have been antidilutive. For the three and nine month periods ended September 30, 1998, computation of diluted EPS included the dilutive effects of 73,000 and 78,000 stock options, respectively and excluded 556,000 stock options, since their inclusion would have been antidilutive.

NOTE 8 - SEGMENT INFORMATION

The segment information presented below is for the three months ended September 30:

                                Net Sales to Unaffiliated
                                       Customers             Intersegment Sales        Operating Profit (Loss)
                                ------------------------- -------------------------   --------------------------
                                   1999         1998         1999         1998           1999           1998
                                ------------ ------------ ------------ ------------   ------------   -----------
                                                                  (Millions)
Sporting goods                      $ 102.1       $ 93.7       $  6.2       $  3.2         $  5.9     $   (12.2)*
Other recreational                     10.4         11.9           -           0.2           (0.3)          0.1
Industrial                             27.4         28.3          0.4          0.3            3.9           4.2
                                ------------ ------------ ------------ ------------   ------------   -----------
   Total segment data               $ 139.9      $ 133.9       $  6.6       $  3.7            9.5          (7.9)
                                ------------ ------------ ------------ ------------   ------------   -----------
                                ------------ ------------ ------------ ------------
Corporate expenses, net                                                                       2.0           1.5

Interest expense                                                                              2.7           2.8
                                                                                      ------------   -----------

Income (loss) from continuing operations before provision for income taxes                   $ 4.8      $  (12.2)
                                                                                      ============   ===========

* 1998 includes a $14.5 million charge

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999

The segment information presented below is for the nine months ended September
30:

                                Net Sales to Unaffiliated
                                       Customers             Intersegment Sales        Operating Profit (Loss)
                                ------------------------- -------------------------   --------------------------
                                   1999         1998         1999         1998           1999           1998
                                ------------ ------------ ------------ ------------   ------------   -----------
                                                                  (Millions)
Sporting goods                      $ 339.3      $ 312.0       $ 20.1       $ 14.9         $ 20.3        $  1.8*
Other recreational                     30.7         31.8          0.1          0.2           (1.1)         (0.7)
Industrial                             91.2         97.9          0.9          0.8           14.5          14.6
                                ------------ ------------ ------------ ------------   ------------   -----------
   Total segment data               $ 461.2      $ 441.7       $ 21.1       $ 15.9           33.7          15.7
                                ------------ ------------ ------------ ------------   ------------   -----------
                                ------------ ------------ ------------ ------------
Corporate expenses, net                                                                       4.8           3.7

Interest expense                                                                              9.0           9.1
                                                                                      ------------   -----------

Income from continuing operations before provision for income taxes                        $ 19.9        $  2.9
                                                                                      ------------   -----------
                                                                                      ------------   -----------

* 1998 includes a $14.5 million charge


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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. The Company's environmental engineers, consultants and legal counsel have developed estimates based upon

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999


cost analyses and other available information for this particular site. The Company accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 1999 and December 31, 1998, the Company had accrued approximately $1,267,000 and $963,000, respectively, with no provision for expected insurance recovery.

The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on the Company's financial statements.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARATIVE THIRD QUARTER RESULTS OF OPERATIONS

Net sales from continuing operations for the three months ended September 30, 1999 increased 4.5% to $139.9 million from $133.9 million in the year-earlier period. Income from continuing operations for the third quarter of 1999 was $3.3 million, or $.20 per diluted share. This contrasts with a loss of $7.9 million, or $.48 per diluted share, in the third quarter a year ago, which included an aftertax charge of $9.4 million, or $.57 per diluted share. Net income for the quarter was $3.3 million, or $.20 per diluted share, as compared with a loss of $8.4 million, or $.51 per diluted share, in the prior year quarter, which included the aforementioned charge.

NET SALES. In the sporting goods segment, net sales rose 9.0% to $102.1 million from $93.7 million in the 1998 third quarter. Sales in the quarter benefited from strong double digit percentage increases in the snowboard, fishing tackle, Stearns and bike businesses. Increased snowboard volume primarily reflects the Company's shipment of K2 brand products and Morrow brand products acquired earlier in the year. The popularity of the Ugly Stik, packaged rods and reels and new product introductions fueled the increase in Shakespeare fishing tackle sales. Higher shipments of flotation and new outdoor products accounted for the increase in sales of Stearns products. The restructured bike group continued to improve as higher sales were reported for the third consecutive quarter. Ski shipments declined in the third quarter reflecting the impact of a mild winter on preseason orders and a lower domestic market share. The Company recently introduced K2's new MOD ski technology which has been well received by its dealers. Despite an increase in European preseason orders, in-line skate sales declined as retailers worldwide became more cautious in maintaining inventory levels.

In the other recreational products segment, net sales declined from $11.9 million to $10.4 million as the Company experienced lower apparel sales to the advertising specialty market due to continued sluggish market conditions.

Net sales of the two businesses in the industrial products group, Shakespeare composites and electronics and Shakespeare monofilaments and specialty resins, declined 3.3% to $27.4 million from $28.3 million in the prior year's quarter. The sales decline reflected reduced demand for monofilament line used in the paper industry. Partially offseting this were improved sales of marine antennas and specialty resins.

GROSS PROFIT. Gross profit for the third quarter of 1999 increased to $43.7 million, or 31.2% of net sales, as compared with $32.2 million, or 24.1% of net sales, in the year ago quarter. Excluding the effect of the charge for reserves, gross profit for the 1998 third quarter was $39.9 million, or 29.8% of net sales. The improvement in gross profit percentage before the prior year charge reflects an improved product mix and fewer close-out sales.

In the winter sports area, sales of ski and snowboard products were negatively impacted by manufacturing delays from the factory and margins declined from higher manufacturing costs. The Company is nearing completion of an extensive planning process intended to improve K2's manufacturing and procurement processes. Alternative opportunities for significant improvement have been identified and an announcement of the Company's plan will be made when the improvement plan is finalized during the fourth quarter.

COSTS AND EXPENSES. Selling expenses increased 7.8% to $23.2 million, or 16.6% of net sales, from $21.5 million, or 16.1% of net sales, in the prior year's quarter. The increase largely reflects the impact of the new brand acquired and new products developed this year along with the inclusion of selling expenses of an affiliate acquired in Japan late in the third quarter of 1998. General and administrative expenses improved to $13.0 million, or 9.3% of net sales, from $20.2 million, or 15.1% of net sales, in the 1998 third quarter. Excluding the effect of the charge for reserves, general and administrative expenses in the 1998 third quarter were $13.4 million or 10.0% of net sales. The reduction in general and administrative expenses before the prior year charge reflects the benefit of ongoing expense reduction efforts throughout the Company.

OPERATING INCOME. Operating income for the third quarter was $7.5 million or 5.4% of net sales. This contrasts with an operating loss of $9.5 million, a year ago. Excluding the charge for reserves, operating income in the year ago quarter was $5.0 million, or 3.8% of net sales. The improvement before the prior year charge is attributable to the increases in sales volume and gross profit percentage.

INTEREST EXPENSE. Interest expense decreased $156,000 to $2.7 million in the third quarter of 1999 compared to $2.8 million in the year-earlier period. The lower figure for the quarter reflected benefits of $43,000 and $113,000, from lower interest rates and lower average borrowings, respectively, during the quarter.

COMPARATIVE NINE-MONTH RESULTS OF OPERATIONS

Net sales from continuing operations for the nine months ended September 30, 1999 increased 4.4% to $461.2 million from $441.7 million in the year-earlier period. Income from continuing operations for the first nine months of 1999 was $13.5 million, or $.82 per diluted share, as compared with $2.2 million, or $.13 per diluted share, in the first nine months of 1998. Net income was $14.6 million, or $.88 per diluted share, as compared with $2.9 million, or $.17 per diluted share, in the year ago period. Before the third quarter 1998 aftertax charge of $9.4 million, or $0.57 per diluted share, previously referred to, income from continuing operations and net income for the first nine months of 1998 were $.70 and $.74 per diluted share, respectively.

NET SALES. In the sporting goods segment, net sales increased 8.7% to $339.3 million from $312.0 million in the 1998 period. The growth was the result of increases in worldwide skate, fishing tackle, snowboard and bike sales. Partially offsetting these increases were lower sales of ski products due to the mild winter impact on re-orders and preseason orders. Sales of Stearns products were comparable with the prior year.

In the other recreational products segment, net sales declined slightly to $30.7 million from $31.8 million reflecting lower apparel sales to the advertising specialty market due to continued sluggish market conditions. This was partially offset by improved sales of skateboard shoes.

Net sales of the two businesses in the industrial products group, Shakespeare composites and electronics and Shakespeare monofilaments and specialty resins, fell 6.8% to $91.2 million from $97.9 million in the prior year. The sales decline reflected lower demand for paperweaving monofilament line, which was partially offset by an increase in sales of cutting line and marine antennas.

GROSS PROFIT. Gross profit for the first nine months of 1999 increased 12.2% to $136.1 million, or 29.5% of net sales, from $121.3 million, or 27.5% of net sales, in the prior year period. Excluding the effect of the charge for reserves, gross profit was $129.0 million or 29.2% for the first nine months of 1998. The gross profit improvement before the prior year charge is primarily sales related with the increase in gross profit percentage coming from an improved sales mix.

COSTS AND EXPENSES. Selling expenses increased 7.9% to $69.1 million, or 15.0% of net sales, from $64.1 million, or 14.5% of net sales, in the prior year. The increase is attributable to expanded marketing of the various brands and products throughout the Company along with the inclusion of selling expenses related to an affiliate acquired in Japan late in the third quarter of 1998. General and administrative expenses were $38.2 million, or 8.3% of net sales, as compared with $45.4 million or 10.3% of net sales, in the prior year. Excluding the effect of the charge for reserves, general and administrative expenses were $38.6 million, or 8.7% of net sales, in the prior year.

OPERATING INCOME. Operating income for the first nine months was $28.8 million, or 6.2% of net sales, as compared with $11.8 million, or 2.7%, in the prior year. Excluding the charge for reserves, operating income a year ago was $26.3 million, or 6.0% of net sales. The improvement before the prior year charge is attributable to the increases in sales volume and gross profit percentage.

INTEREST EXPENSE. Interest expense decreased $142,000 for the first nine months of 1999 compared to the year-earlier period. Higher average borrowings incurred to support the growth in sales increased interest expense by $708,000, which was offset by a reduction of $850,000 of interest due to lower interest rates.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's continuing operating activities provided $63.0 million of cash during the nine months ended September 30, 1999 as compared with $4.3 million of cash provided during the nine month period a year ago. The $58.7 million year-to-year improvement in cash is primarily attributable to reduced accounts receivable and inventory levels from the same prior year period.

Net cash used for investing activities was $18.9 million in the first nine months of 1999, compared to $15.4 million in the first nine months of 1998. The 1999 period reflected the negative impact of foreign currencies on the Company's foreign investments, $2.1 million of lower capital expenditures and $3.0 million used in the acquisition of certain assets of Morrow Snowboards, Inc. There were no material commitments for capital expenditures at September 30, 1999.

Net cash used in financing activities was $41.1 million during the nine months ended September 30, 1999 as contrasted with $6.7 million of cash provided during the nine month period a year ago. The year to year increase of $47.8 million in cash used was due to lower borrowings and higher debt repayments.

The Company anticipates its remaining cash needs in 1999 will be provided from operations and borrowings under existing credit lines.

YEAR 2000 ISSUE

As is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is modifying or replacing portions of its software as well as certain hardware to enable the uninterrupted continuation of its operations beyond December 31, 1999. As of September 30, 1999, the Company estimates that its progress toward completion of its Year 2000 remediation plan is as described below.

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

For its information technology exposures, to date the Company is approximately 95% complete on the remediation phase overall. The Company expects to complete software reprogramming and replacement no later than December 15, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 70% of its testing overall and has implemented approximately 75% of its remediated systems where such remediation was found to be necessary. Completion of the testing and remediation phases for all significant systems is expected by December 15, 1999. The Company is approximately 95% complete in the remediation phase of its operating equipment and the Company is 100% complete with the testing of its remediated operating equipment.

The Company's billing system interfaces directly with certain significant customers. The Company is in the process of working with these customers to ensure that the Company's systems that interface directly with them are Year 2000 compliant by December 31, 1999. The Company has completed its assessment phase and is approximately 90% complete with the remediation, testing and implementation phases.

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

The total cost of the Year 2000 issue is estimated at $1.5 million and is being funded through operating cash flows. To date, the Company has incurred approximately $1,106,000 ($440,000 expensed and $666,000 capitalized for new systems) related to all phases of the Year 2000 project. Management's assessment of the risks associated with the Year 2000 issue are unchanged from that described in the 1998 annual report on Form 10-K.

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

ITEM 3    Quantitative and Qualitative Disclosures of Market Risk

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated but not yet committed purchases by entering into foreign currency forward contracts. A hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected fourth quarter 1999 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

PART II - OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 The following exhibit is filed as part of this report.

                 27 Financial Data Schedule for the nine months ended September 30, 1999.

           (b)   Reports on Form 8-K filed since the date of the last Form 10-Q

                 Report on Form 8-K dated October 22, 1999 containing the Company's press release dated October 8, 1999 announcing the completion of the Company's acquisition of the issued and outstanding shares of common stock of Ride, Inc. on October 7, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      K2 INC.
                                                    (registrant)

Date: November 12, 1999                     /s/ RICHARD M. RODSTEIN
                                            --------------------------
                                            Richard M. Rodstein
                                            President and Chief Executive
                                            Officer




Date: November 12, 1999                     /s/ JOHN J. RANGEL
                                            ------------------
                                            John J. Rangel
                                            Senior Vice President - Finance