Form 10-K
period 1999-12-31
K2 INC
filed 2000-03-24
CIK 6720

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
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

    The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $130,135,325 as of March 7, 2000.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 7, 2000.

             Common Stock, par value $1            17,949,700 Shares

Documents Incorporated by Reference

    Portions of the proxy statement for the Annual Meeting of Shareholders to be held April 28, 2000 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FORM 10-K ANNUAL REPORT

                                     PART I

ITEM 1.  BUSINESS:

GENERAL

    K2 Inc. ("K2") is a premier, branded consumer products company with a primary focus on sporting goods and other recreational products as well as certain niche industrial products. K2 offers a diverse portfolio of products used primarily in individual sports activities such as alpine skiing, snowboarding, in-line skating, mountain and BMX biking, fishing and watersport activities. K2's sporting goods include several name brand lines such as K2 and OLIN alpine skis, K2, RIDE AND MORROW snowboards, boots and bindings, K2 in-line skates, K2 bikes, SHAKESPEARE fishing rods and reels, STEARNS personal flotation devices, rainwear and wet suits and K2 backpacks. K2's other recreational products include HILTON corporate casual apparel, PLANET EARTH skateboards, apparel and shoes. K2's industrial products consist primarily of SHAKESPEARE monofilament line used in weed trimmers, in paper mills and as fishing line, and SHAKESPEARE fiberglass and composite marine antennas, and composite utility and decorative light poles. Founded in 1946, K2. has grown to over $600 million in annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic information, see Note 13 to Notes to Consolidated Financial Statements.

    In recent years, K2 has aggressively expanded into several new sporting goods markets in the United States, Europe and Japan, including in-line skates, snowboards, footwear and fishing tackle kits and combos. Management believes these newer products have benefited from the brand strength, reputation, distribution, and the market share positions of other Company products, several of which are now among the top brands in their respective markets. For example, in the United States, K2 has the #2 market position in in-line skates and snowboard products, and management believes that STEARNS has the #1 market position in personal flotation devices and that Shakespeare's UGLY STIK is the top selling line of moderately priced fishing rods.

    During the third quarter of 1998, K2 adopted a plan to sell its Simplex building products division ("Division"). As a result, K2 reclassified the Division as a discontinued operation in 1998 and similarly reclassified prior years' operations (see Note 3 to Notes to Consolidated Financial Statements for further discussion). K2 is continuing to actively pursue its plan of disposal and consequently the Division is shown in the accompanying consolidated financial statements as a discontinued operation. The discussion which follows focuses on the continuing operations of K2.

    K2's common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: KTO).

SPORTING GOODS PRODUCTS

    Net sales for sporting goods products were $474.3 million in 1999, $404.9 million in 1998 and $410.8 million in 1997. The following table lists K2's principal sporting good products and the brand names under which they are sold.

                  PRODUCT                           BRAND NAME
--------------------------------------------        ----------
Alpine skis                                         K2, Olin
Snowboards and accessories                          K2, Ride, 5150, Liquid, Morrow
In-line skates                                      K2
Fishing rods and reels                              Shakespeare, Ugly Stik, Pfleuger
Active water sports products                        Stearns
Mountain and BMX bikes                              K2, Noleen
Backpacks                                           K2, Dana Design

    ALPINE SKIS. K2 sells its alpine skis under the names K2 and OLIN in the 3 major ski markets of the world--the United States, Europe and Japan. While participation rates for alpine skiing have been relatively flat during the past few years, K2 believes that industry retail sales have declined in the domestic market during the same period. In particular, K2 believes that poor weather conditions in certain markets, the high cost of skiing, the opportunity to participate in alternative activities such as snowboarding, and the increased use of rental or demo skis further contributed to a decline in retail sales. K2 skis have benefited from their popularity among retail purchasers, resulting from their high-quality, innovative features, (such as its performance enhancing skis in the form of "shaped" or "carving" skis and its use of piezoelectronics technology), attractive graphics and creative marketing. K2 recently introduced K2's new MOD ski technology which has been well received by dealers and customers in its initial limited introduction.

    K2 and OLIN skis have been manufactured by K2 in the United States and Norway. During the fourth quarter, K2 announced a strategic initiative to significantly reduce the cost of its skis by restructuring and downsizing the United States manufacturing operation to take advantage of lower cost manufacturing and sourcing opportunities internationally. As part of this initiative, K2 will move approximately half of ski manufacturing to either K2-run China facility or to third party sourcing operations worldwide. High-end skis, mostly featuring K2's recently introduced MOD ski technology, will continue to be manufactured in the United States. The skis are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. K2 and OLIN alpine skis are marketed to skiers ranging from beginners to top racers using youthful and often irreverent advertising. Within each brand, K2 offers various styles of skis to meet the performance, usage and terrain requirements of the consumer. From a pricing perspective, K2 positions the brands in the mid-level and premium price points, reflecting the quality of materials used in construction and the continual incorporation of technological innovations. To assist in its marketing efforts, K2 sponsors amateur and professional skiers including the well-known extreme skier, Glen Plake.

    SNOWBOARDS. K2 sells snowboards, boots, bindings and apparel under the K2, RIDE, MORROW, 5150 and LIQUID brands. K2 also sells strapless snowboard bindings and compatible snowboard boots under the K2 CLICKER brand. Back country accessories, including packs and high performance snowshoes integrating the CLICKER bindings and backpacks for carrying snowboards and other gear when hiking into the back country are being marketed under the K2 Brand. Snowboard apparel has recently been introduced. The snowboard market, which is highly fragmented, has been consolidating in favor of the larger, better established brands. During 1999, K2 completed the acquisition of Morrow snowboards and of Ride, Inc., two leaders in the snowboard market. K2 manufactures most of its own snowboards. K2 believes that its manufacturing capability and ability to innovate provide a competitive advantage. Like its alpine skis, K2 snowboards are of high quality, have innovative features and attractive graphics and are creatively marketed.

    K2's innovations in its snowboarding line include the CLICKER, an advanced step-in binding system for snowboards jointly developed with Shimano Inc. and sourced and licensed from them under a distribution agreement, the Electra, a snowboard which utilizes piezoelectronics technology for electronic vibration dampening, the Ride M2 construction featuring the edge contact system which results in a better turning board, and the Fatbob board, an extra-wide snowboard. The CLICKER was among the first commercially available step-in binding systems for snowboards.

    K2's snowboards are manufactured by K2 in the United States and China. During the fourth quarter, K2 announced a restructuring of the snowboard manufacturing operations designed to lower the cost structure, by relocating low-end snowboards to K2's China production facility, and mid- and high-end snowboards to K2's newly acquired Ride manufacturing plant in California. K2's snowboard brands are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and K2-owned distributors. Like K2 skis, K2, RIDE and MORROW snowboards are marketed using youthful and irreverent advertising, and K2 sponsors professional and amateur snowboarders.

    IN-LINE SKATES. K2 introduced its K2 soft boot in-line skates in 1994. The in-line skate market in the U.S. grew dramatically as K2's sales of this product went from $10 to $117 million in four years. The domestic market, however, declined in 1999. Growth in the European market also slowed in 1999.

    K2's in-line skates target the enthusiast and are priced at the mid to upper end of the industry's price points. K2 skates are attractive and of high quality, with innovative features such as a soft mesh and leather upper designed for improved comfort, with a rigid plastic cuff for support. K2's skates incorporate several innovations, including the soft boot with hinged support cuffs either outside or inside the walls of the soft boot. The patented product line is designed for performance as well as superior comfort and support. K2 also sells women's-specific skates and recently introduced adjustable-size, softboot skates for children, and incorporated the softboot technology in a line of ice skates.

    K2 in-line skates are manufactured to company specifications and primarily assembled by a vendor in Korea and China. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and K2-owned distributors. During 1999, sales of in-line skates in Europe amounted to approximately 64% of total in-line skate sales.

    FISHING RODS AND REELS. K2 sells fishing rods, reels and fishing line in most of the world. K2 believes that Shakespeare's UGLY STIK models have been the best selling fishing rods in the U.S. over the past 20 years. The success of these fishing rods has allowed K2 to establish a strong position with retailers and mass merchandisers, thereby increasing sales of new rods, reels and kits and combos and allowing K2 to introduce new products such as collapsible furniture, to its distribution. SHAKESPEARE rods and reels are manufactured principally in China, although blanks for the UGLY STIK fishing rod are made by K2 in the United States. SHAKESPEARE products are sold directly by K2 and through independent sales representatives to mass merchandisers (two of which in the aggregate purchase more than one-third of K2's fishing rods and reels).

    ACTIVE WATER SPORTS PRODUCTS. K2 sells STEARNS flotation vests, jackets and suits ("personal flotation devices"), cold water immersion products, wet suits, outdoor products, rainwear and inflatable and towable water products in the United States and in certain foreign countries. In the United States, occupants of boats are required by law either to wear or have available personal flotation devices meeting Coast Guard standards. STEARNS personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories. Stearns manufactures most of its personal flotation devices in the U.S. and sources its other products from Asia. STEARNS products are sold principally through an in-house marketing staff and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

    MOUNTAIN AND BMX BIKES. K2 designs and distributes high quality full-suspension mountain bikes, front suspension mountain bikes, comfort bikes, and BMX Bikes and components under the K2 AND NOLEEN names in the United States and internationally. Performance and comfort are provided by mountain bikes which have shock absorbing elements for either front and rear wheels or front wheels only, thereby improving climbing ability and decreasing rider fatigue and off-road vibration. K2 entered the high-end, full-suspension mountain bike business in 1993 through its acquisition of Girvin and in late 1998, introduced several new products to reposition its product line at more popular price points. In addition to its premium bike, K2's product line includes front suspension or "hardtail" bikes, the K2 comfort series and K2 BMX bikes. The comfort series line, is designed to appeal to a more mature recreational audience and is equipped with dampening technology in the seat and handlebar stem. K2's BMX line is supported by professional BMX riders, providing the product with exposure on television and at other events.

    The bikes are manufactured and assembled to K2's specifications by vendors and are distributed through an in-house marketing staff and by independent sales representatives to independent bicycle dealers in the U.S. and through distributors internationally.

    BACKPACKS. Dana Design, which was acquired by K2 in 1995, manufactures and distributes high-end backpacks in the U.S. DANA DESIGN products are known for their comfort, high quality and innovative features, such as custom fitting. The line also includes a series of "activity specific" packs marketed by K2 ski, bike and snowboard. DANA DESIGN and K2 backpacks are primarily manufactured to K2's specifications by vendors internationally for sale by independent sales representatives to specialty retailers in the United States.

OTHER RECREATIONAL PRODUCTS

    Net sales for other recreational products were $41.0 million in 1999, $43.7 million in 1998 and $34.2 million in 1997. The following table lists K2's principal other recreational products and brand names under which they are sold.

                  PRODUCT                                        BRAND NAME
--------------------------------------------        ------------------------------------
Imprinted Corporate Casuals                         Hilton
Skateboard apparel                                  Planet Earth
Snowboard apparel                                   Planet Earth
Skateboard shoes                                    Adio and Hawk

    CORPORATE CASUALS. K2 manufactures and distributes jackets, shirts, fleece tops and other active wear under the HILTON and USA brand names. The products are sold in the United States to advertising specialty customers, embroiderers and screen printers who in turn sell imprinted items, including garments, principally to corporate buyers. HILTON and USA apparel, which are both manufactured by K2 in the United States and sourced from offshore vendors, are sold through catalogs by a direct sales force and by independent sales representatives.

    SKATEBOARD AND SNOWBOARD APPAREL AND SKATEBOARD SHOES. Skateboard and snowboard apparel and skateboard shoes are sold in the U.S., Europe and Japan. These products are manufactured to K2's specifications by suppliers, primarily located in Asia. The products are sold through company-owned and independent distributors in Europe and Asia and to retailers in the domestic market by independent sales representatives. K2's skateboard shoes are designed with significant assistance from a group of well-known professional skateboarders. With favorable demographic trends, skateboarding has been enjoying a significant resurgence in popularity, principally among pre-teen and early teen boys. Skateboard shoes, with retail prices between $65 and $85, are marketed under the Adio brand name, and models are named after the specific skateboarder who aided in the design. K2 has recently introduced the "Hawk" line of skateboard shoes. This brand of shoes has been designed and introduced in cooperation with Tony Hawk, the best-known professional skateboarder in the world.

INDUSTRIAL PRODUCTS

    Net sales of industrial products were $119.8 million in 1999, $125.9 million in 1998 and $114.0 million in 1997. The following table lists K2's principal industrial products and the brand names under which they are sold.

                  PRODUCT                                        BRAND NAME
--------------------------------------------        ------------------------------------
Monofilament Line                                   Shakespeare
Composite Utility and Decorative Light Poles        Shakespeare
Fiberglass Marine Radio Antennas                    Shakespeare

    MONOFILAMENT LINE. Nylon and polyester monofilament line is domestically manufactured and sold by K2 in a variety of diameters, tensile strengths and softness. Monofilament is used in various applications including the manufacture of woven mats for use by paper producers in the United States, Europe and South America and for use as line in weed trimmers in the United States and are sold directly to paperweavers and distributors of cutting line and to others through independent sales representatives. Monofilament sold in Europe for woven mats is manufactured primarily in K2's U.K. facility. Shakespeare monofilament also manufactures fishing line domestically, which is marketed by Shakespeare's fishing tackle division to retailers and mass merchandisers through independent sales representatives.

    COMPOSITE UTILITY AND DECORATIVE LIGHT POLES. K2 produces and sells directly composite utility and decorative light poles under the SHAKESPEARE name in the United States, principally to public and private utilities and developers for specialty and unique applications. K2 believes that a large majority of major utility companies in the United States have approved the use of composites for its light and utility poles.

    MARINE RADIO ANTENNAS. K2 manufactures fiberglass radio antennas in the United States for marine, citizen band and military application under the SHAKESPEARE name. The products are sold primarily in the United States. K2 also distributes marine radios and other marine electronics under the SHAKESPEARE name which are manufactured in Asia to K2's specifications. The antennas, radios and other marine electronics are sold by an in-house sales department and independent sales representatives to specialty marine dealers.

COMPETITION

    K2's competition varies among its business lines. The sporting goods markets and recreational products markets are generally highly competitive, with competition centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than snowboards and active wear) consists of a relatively small number of large producers, some of whom have greater financial and other resources than K2. A relatively large number of companies compete in snowboards and active wear. While K2 believes that its well-recognized brand names, established distribution networks and reputation for developing and introducing innovative products have been key factors in the successful introduction of its sporting goods products, there are no significant technological or capital barriers to entry into the markets for many sporting goods and recreational products. These markets face competition from other leisure activities, and sales of leisure products are affected by changes in consumer tastes, which are difficult to predict.

    K2 believes that its industrial products segment competes based on product quality, service and delivery, however, K2's industrial products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products.

Composite utility and light poles compete with products made of other materials, such as wood and aluminum. Certain industrial competitors have greater financial and other resources than K2.

FOREIGN SOURCING AND RAW MATERIALS

    K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. A growing portion of K2's sporting goods products are manufactured in the People's Republic of China which trades with the United States under Normal Trade Relations ("NTR") status. This includes most of K2's fishing rods, including its UGLY STIK models, and reels and its in-line skates and certain snowboards and skis. While K2 believes that alternative sources for these products produced in China could be found, maintaining its existing costs of such products will depend on China's continuing to be treated under NTR tariff rates, which the United States from time to time has threatened to rescind. Additionally, the gross margins on K2's products manufactured or sourced in the U.S. or in Asia and distributed in Europe will depend on the relative exchange rates between the U.S. dollar and the Euro.

    K2 has not experienced any substantial difficulty in obtaining raw materials for its industrial products segment.

SEASONALITY AND CYCLICALITY; BACKLOG

    Sales of K2's sporting goods are generally highly seasonal and in many instances are dependent on weather conditions. K2's industrial products are mildly seasonal. This seasonality causes K2's financial results to vary from quarter to quarter, and K2's sales and earnings are usually weakest in the first quarter. In addition, the nature of K2's ski, snowboard, bike and in-line skate businesses requires that in anticipation of the selling season for these products, it make relatively large investments in inventory. The selling season, in the case of skis and snowboards runs from August through December, in the case of bikes runs from October through April and in the case of in-line skates, runs primarily from February through July. Relatively large investments in receivables are consequently made during and shortly after such seasons. The rapid delivery requirements of K2's customers for its sporting goods products and other recreational products also result in investment in significant amounts of inventory. K2 believes that another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products' retail seasons and ordering based on rates of sale.

    Sales of sporting goods and other recreational products depend to a large extent on general economic conditions including the amount of discretionary income available for leisure activities and consumer confidence. Sales of K2's industrial products are dependent to varying degrees upon economic conditions in the container and paper industries.

    As a result of the nature of many of K2's businesses, backlog is generally not significant, except for the in-line skate business. The backlog of in-line skate sales as of February 28, 1999 and 1998 was approximately $44.2 million and $36.7 million, respectively. The backlog may be subject to cancellation or other adjustments and is not necessarily indicative of future sales.

CUSTOMERS

    K2 believes that its customer relationships are excellent, and no one customer of K2 accounted for ten percent or more of its consolidated annual net sales or 5% of its operating income in 1999 or 1998.

RESEARCH AND DEVELOPMENT

    Consistent with K2's business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, K2 maintains decentralized research and development departments at several of its manufacturing centers which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $12.1 million in 1999, $12.4 million in 1998 and $12.0 million in 1997 and were expensed as a part of general and administrative expenses in the year incurred.

ENVIRONMENTAL FACTORS

    K2 is one of several potentially responsible parties ("PRP") named in an Environmental Protection Agency matter involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2's required financial contribution to the cleanup of these sites is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to K2.

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1999 and 1998, K2 accrued approximately $806,000 and $963,000, respectively, with no provision for expected insurance recovery.

EMPLOYEES

    K2 had approximately 3,000 and 2,700 employees at December 31, 1999 and 1998, respectively. The increase was generally due to acquisitions. K2 believes that its relations with employees generally have been good.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

    While product innovation is a highly important factor in K2's sporting goods and other recreational products segments and many of K2's innovations have been patented, K2 does not believe that the loss of any one patent would have a material effect on it, however, the loss of the in-line skate patent could result in increased competition and reduced sales and margins. Certain of its brand names, such as K2, OLIN, RIDE, MORROW, SHAKESPEARE, UGLY STIK, PFLEUGER, STEARNS, HILTON and DANA DESIGN are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Registered and other trademarks and tradenames of Company products are italicized in this Form 10-K.

ITEM 2.  PROPERTIES

    The table below provides information with respect to the principal production and distribution facilities utilized by K2 for continuing operations as of December 31, 1999.

                                                             OWNED FACILITIES      LEASED FACILITIES
                                                           --------------------   --------------------
                                             TYPE OF        NO. OF      SQUARE     NO. OF      SQUARE
LOCATION                                     FACILITY      LOCATIONS   FOOTAGE    LOCATIONS   FOOTAGE
--------                                  --------------   ---------   --------   ---------   --------
SPORTING GOODS
  Minnesota.............................  Distribution
                                          and production       2       302,000        3       106,000
  South Carolina........................  Distribution
                                          and production       1       100,000
  Washington............................  Distribution
                                          and production       1       160,000        2       170,000
  California............................  Production and
                                          warehouse                                   2        41,000
  Nevada................................  Distribution
                                          and production                              1        21,000
  Foreign...............................  Distribution
                                          and production       1        15,000       22       372,000
                                                               --      -------       --       -------
                                                               5       577,000       30       710,000
                                                               ==      =======       ==       =======
OTHER RECREATIONAL PRODUCTS
  Alabama...............................  Distribution
                                          and production       2       160,000
  California............................  Distribution                                2        40,000
  Illinois..............................  Distribution                                1        85,000
                                                               --      -------       --       -------
                                                               2       160,000        3       125,000
                                                               ==      =======       ==       =======
INDUSTRIAL PRODUCTS
  Florida...............................  Production           1        15,000
  South Carolina........................  Distribution
                                          and production       2       515,000
  Foreign...............................  Distribution
                                          and production       1        33,000
                                                               --      -------       --       -------
                                                               4       563,000        0             0
                                                               ==      =======       ==       =======

    The corporate headquarters of K2 is located in 11,000 square feet of leased office space in Los Angeles, California. The terms of K2's leases range from one to eight years, and many are renewable for additional periods. The termination of any lease expiring 2000 would not have a material adverse effect on K2's operations.

    K2 believes that, in general, its plants and equipment are adequately maintained, in good operating condition and are adequate for K2's present needs. K2 regularly upgrades and modernizes its facilities and equipment and expands its facilities to meet production and distribution requirements.

ITEM 3.  LEGAL PROCEEDINGS

    Certain of K2's products are used in relatively high risk recreational settings and from time to time K2 is named as a defendant in lawsuits asserting product liability claims relating to its sporting goods products. To date none of these lawsuits has had a material effect on K2, and K2 does not believe that any lawsuit now pending could reasonably be expected to have such an effect. K2 maintains product liability, general liability and excess liability insurance coverages. No assurances can be given that such insurance will continue to be available at an acceptable cost to K2 or that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

    K2 is one of several potentially responsible parties ("PRP") named in an Environmental Protection Agency matter involving discharge of hazardous materials at old waste sites in Michigan and South Carolina. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2's required financial contribution to the cleanup of these sites is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to K2.

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for these particular sites. K2 accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 1999 and 1998, K2 accrued approximately $806,000 and $930,000, respectively, with no provision for expected insurance recovery

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF K2

NAME                                              POSITION                              AGE
----                                              --------                            --------
Richard M. Rodstein     President and Chief Executive Officer                            45
Robert E. Doyle         Senior Vice President; President of Simplex Products             53
John J. Rangel          Senior Vice President--Finance                                   46
Tony H. Chow            Vice President and Director of Taxes                             52
David G. Cook           Vice President; President of Stearns                             62
Timothy C. Cronin       Vice President; President of Hilton Corporate Casuals            49
David H. Herzberg       Vice President; President of Shakespeare Monofilament            57
J. Wayne Merck          Vice President; President of Shakespeare Composites and
                        Electronics                                                      40
James A. Vandergrift    Vice President                                                   49
Susan E. McConnell      Secretary                                                        56

    Mr. Rodstein has been President of K2 since 1990 and Chief Executive Officer since January 1, 1996.

    Mr. Doyle has been a Senior Vice President of K2 and president of Simplex Products for more than the past five years.

    Mr. Rangel, a CPA, has been Senior Vice President-Finance of K2 for more than the past five years.

    Mr. Chow has been a Vice President of K2 for more than the past five years.

    Mr. Cook has been a Vice President of K2 and president of Stearns for more than the past five years.

    Mr. Cronin has been a Vice President of K2 since January 1, 1996 and president of Hilton Corporate Casuals since November 1996. Mr. Cronin was Executive Vice President of Hilton Corporate Casuals from October 1992 to October 1996.

    Mr. Herzberg has been a Vice President of K2 and president of Shakespeare Monofilament for more than the past five years.

    Mr. Merck has been a Vice President of K2 since January 1, 1996 and president of Shakespeare Composites & Electronics since June 1996. Mr. Merck was president of K2's former Anthony Pools business from February 1994 to June 1996.

    Mr. Vandergrift has been a Vice President of K2 since January 1, 1996 and vice president of product development of K-2 Corporation for more than the past five years.

    Mrs. McConnell, a California attorney, has been Secretary of K2 for more than the past five years.

    Officers of K2 are elected for one year by the directors at their first meeting after the annual meeting of shareholders and hold office until their successors are elected and qualified.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKETS

    K2's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KTO." At March 7, 2000 there were 1,847 holders of record of Common Stock of K2.

COMMON STOCK PRICES AND DIVIDENDS

    The following table sets forth, for the quarters indicated, the reported high, low and closing sales prices of K2's Common Stock, as reported by the New York Stock Exchange during K2's two most recent fiscal years, and the cash dividends per share declared by K2 during those years:

                                                                        STOCK PRICES
                                                           ---------------------------------------   CASH DIVIDENDS
                                                              HIGH           LOW          CLOSE        PER SHARE
                                                           -----------   -----------   -----------   --------------
1999
  Fourth.................................................   8 15/16       6 15/16       7 3/4               --
  Third..................................................  10 9/16        8 13/16       8 13/16             --
  Second.................................................  11 5/8         7 7/8         8 15/16             --
  First..................................................  11 5/8         8 9/16        9                 $.11

1998
  Fourth.................................................  17 7/16        7 3/4        10 5/16            $.11
  Third..................................................  21 1/8        15            17 11/16           $.11
  Second.................................................  23 5/8        16 11/16      17 5/8             $.11
  First..................................................  23 11/16      17 3/4        22 5/16            $.11

DIVIDENDS

    K2 paid a cash dividend on the Common Stock from 1978 through March 31, 1999. On May 6, 1999, the Board of Directors of K2 announced the discontinuance of the cash dividend. K2 is subject to credit agreements which limit its ability to pay cash dividends. As of December 31, 1999, $9.3 million of retained earnings were free of such restrictions. See Note 6 of Notes to Consolidated Financial Statements for further description of K2's credit facilities.

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT FOR COMMON STOCK

Harris Trust Company of California
601 South Figueroa Street, Suite 4900
Los Angeles, California 90017

ITEM 6.  SELECTED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31(A)
                                            ------------------------------------------------------------
                                             1999 (B)     1998 (C)     1997 (D)      1996        1995
                                            ----------   ----------   ----------   ---------   ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE FIGURES AND PERCENTAGES)
INCOME STATEMENT DATA:
  Net sales...............................   $635,105     $574,510     $559,030    $513,170    $448,575
  Cost of products sold (e)...............    462,033      418,950      391,860     360,029     321,053
                                             --------     --------     --------    --------    --------
  Gross profit............................    173,072      155,560      167,170     153,141     127,522
  Selling expenses........................     95,774       87,389       79,832      67,324      54,538
  General and administrative expenses
    (e)...................................     40,341       39,030       38,303      38,490      34,758
  Research and development expenses.......     12,113       12,391       11,979       9,317       6,437
                                             --------     --------     --------    --------    --------
  Operating income........................     24,844       16,750       37,056      38,010      31,789
  Interest expense........................     12,741       12,163       10,560       9,294       9,916
  Other income, net.......................       (413)        (236)        (619)     (1,476)     (1,396)
                                             --------     --------     --------    --------    --------
  Income from continuing operations before
    provision for income taxes............     12,516        4,823       27,115      30,192      23,269
  Provision for income taxes..............      4,005          955        7,815       9,105       6,947
                                             --------     --------     --------    --------    --------
  Income from continuing operations.......      8,511        3,868       19,300      21,087      16,322
  Discontinued operations, net of taxes
    (f)...................................      1,332          975        2,600       4,130      (1,443)
                                             --------     --------     --------    --------    --------
  Net Income..............................   $  9,843     $  4,843     $ 21,900    $ 25,217    $ 14,879
                                             ========     ========     ========    ========    ========
  Basic earnings per share:
    Continuing operations.................   $   0.50     $   0.23     $   1.17    $   1.27    $   1.14
    Discontinued operations...............       0.08         0.05         0.15        0.25       (0.10)
                                             --------     --------     --------    --------    --------
    Net income............................   $   0.58     $   0.29     $   1.32    $   1.52    $   1.04
                                             ========     ========     ========    ========    ========
  Diluted earnings per share:
    Continuing operations.................   $   0.50     $   0.23     $   1.15    $   1.26    $   1.13
    Discontinued operations...............       0.08         0.06         0.16        0.25       (0.10)
                                             --------     --------     --------    --------    --------
    Net income............................   $   0.58     $   0.29     $   1.31    $   1.51    $   1.03
                                             ========     ========     ========    ========    ========
  Dividends:
    Cash--per share.......................   $   0.11     $   0.44     $   0.44    $   0.44    $   0.44
  Basic shares............................     16,880       16,554       16,541      16,574      14,367
  Diluted shares..........................     16,883       16,637       16,713      16,734      14,498

BALANCE SHEET DATA:
  Total current assets....................   $345,809     $335,570     $305,048    $251,606    $278,793
  Total assets............................    487,878      452,995      419,413     357,006     374,373
  Total current liabilities...............    158,623      127,138      115,227      63,425     110,483
  Long-term debt..........................    107,280      110,724       88,668      89,096      75,071
  Shareholders' equity....................    218,520      202,119      202,885     188,988     175,816

------------------------

(a) Certain income statement and balance sheet accounts have been restated to reflect the Simplex building products division as discontinued operations. See Note 3 to Notes to Consolidated Financial Statements.

(b) Gross profit, operating income, income from continuing operations and net income are $183,572, $35,344, $15,651, and $16,983, respectively, before restructuring costs totaling $6,500 ($4,420 net of taxes) and downsizing costs totaling $4,000 ($2,720 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(c) Gross profit, operating income, income from continuing operations and net income are $166,060, $31,250, $13,293 and $14,268, respectively, before charges totaling $14,500 ($9,425 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(d) Operating income, income from continuing operations and net income are $39,456, $20,860 and $23,460, respectively, before restructuring costs of $2,400 ($1,560 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(e) For 1999, cost of products sold includes a $10,500 charge recorded in the fourth quarter. For 1998, cost of products sold includes a $10,500 charge and general and administrative expenses includes a $4,000 charge recorded in the third quarter of 1998. See Note 2 to Notes to Consolidated Financial Statements.

(f) See Note 3 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    K2 Inc. is a leading designer, manufacturer and marketer of brand name sporting goods which represent $474.3 million, or 74.7% of K2's 1999 consolidated net sales, and other recreational products, which represent
$41.0 million in 1999 sales. K2 is also a manufacturer and supplier of selected industrial products, which had sales of $119.8 million in 1999.

    On October 7, 1999 K2 completed the acquisition of Ride, Inc. ("Ride"), a designer and manufacturer of snowboard equipment, apparel and accessories, in an all-stock merger transaction valued at $12.3 million. The results of operations of Ride have been included in the consolidated financial statements since the date of acquisition.

    During 1999, K2 announced a plan to reduce the cost structure of its ski and snowboard operations by restructuring and downsizing its Seattle manufacturing operation in favor of lower cost manufacturing and sourcing opportunities. Consequently, K2 recorded charges to cost of products sold for restructuring costs of $6.5 million, or $4.4 million and $.26 per diluted share after tax, and downsizing costs of $4.0 million, or $2.7 million and $.16 per diluted share after tax. These costs are associated with the downsizing of production and reduction of personnel, as well as the write-off of related equipment and inventory.

    In 1998, K2 adopted a plan to dispose of its Simplex building products division. This plan is consistent with K2's strategy to focus on its core sporting goods and other recreational products businesses. As a result, K2 reclassified Simplex as a discontinued operation in 1998 and similarly reclassified prior years' operations. K2 currently continues to pursue its plan to dispose of Simplex and, accordingly, has reported the operation as discontinued in the current year. The discussion which follows focuses on the continuing operations of K2.

REVIEW OF OPERATIONS: COMPARISON OF 1999 TO 1998

    Net sales from continuing operations increased to $635.1 million from $574.5 million in the prior year. Income from continuing operations for 1999 was $8.5 million, or $.50 per diluted share in 1999 as compared to $3.9 million, or $.23 per diluted share, in the prior year. Net income improved to $9.8 million, or $.58 per diluted share, from $4.8 million, or $.29 per diluted share, in the prior year.

    NET SALES. In the sporting goods segment, net sales increased 17.1% to $474.3 million from $404.9 million in 1998. The increase was attributable to strong demand during the year for most of the products in the segment. In-line skates, snowboard products, fishing tackle and bikes all registered double-digit growth. The increase in shipments of in-line skates reflected the strong demand for K2's softboot skates, especially in the European market, and worldwide growth of the children's softboot skate line. Improved snowboard volume reflected the benefit of the Ride and Morrow acquisitions completed during the year and expansion of distribution into the Japanese market. Shakespeare fishing tackle continued to show strength in sales led by the popular Ugly Stik fishing rod series, packaged rods and reels and new product introductions. Bikes benefited from its repositioned bike product line. Sales of Stearns products increased due to new product introductions. Offsetting these increases was a decline in ski shipments for the year reflecting the mild winter season in the domestic market and K2's lower domestic market share.

    In the other recreational products segment, net sales declined 6.2% to $41.0 million from $43.7 million in the prior year. Sales of skateboard shoes and apparel for the year increased substantially over the prior year, however, declines in sales to the advertising specialty market more than offset K2's strength in the skateboard business.

    In the industrial products group, net sales declined 4.8%, to $119.8 million from $125.9 million in 1998. The sales decline reflected reduced demand for monofilament line used in the paper industry. Partially offsetting this decline was improved sales of specialty resins and marine antennas.

    GROSS PROFIT. Gross profit for the year increased to $173.1 million, or 27.3% of sales in 1999, from $155.6 million, or 27.1% of sales in 1998. For the years ended 1999 and 1998, gross profit was net of a $10.5 million charge in each period. In the fourth quarter of 1999, K2 announced a strategic initiative to significantly reduce the cost structure of its ski and snowboard operations by restructuring and downsizing the Seattle manufacturing operation to take advantage of lower cost manufacturing and sourcing opportunities in Asia, Europe and the United States. This resulted in a charge to cost of products sold for restructuring costs of $6.5 million and related downsizing costs of $4.0 million. In 1998, a charge was recorded to write-down the cost of high-end, full suspension mountain bike and "aggressive" skate inventory resulting from the sudden shift in market demand and subsequent repositioning of the bike business into more popularly priced, front suspension mountain bikes, comfort bikes and BMX bikes. Excluding the impact of the charge in both years, gross profit as a percentage of sales was comparable at 28.9%

    COSTS AND EXPENSES. Selling expenses increased 9.5% to $95.8 million, or 15.1% of net sales as compared with $87.4 million, or 15.2% of sales in 1998. The increase was attributable to increased sales volume in the sporting goods segment along with increased selling expenses related to recent acquisitions.

    General and administrative expenses increased 3.4% to $40.3 million, or 6.4% of net sales, compared with $39.0 million, or 6.8% of net sales in 1998. 1998 expense included a $4.0 million charge to write-down equipment and other items no longer used to manufacture mountain bikes, and for the costs related to repositioning the bike business. Excluding the impact of the 1998 charge, expenses for 1999 increased due to the fourth quarter impact of the Ride acquisition. Research and development expenses declined to $12.1 million from $12.4 million in 1998.

    OPERATING INCOME. Operating income from continuing operations improved to $24.8 million, or 3.9% of net sales, from $16.8 million, or 2.9% of net sales, in 1998. Excluding 1999 restructuring and downsizing costs totaling
$10.5 million and the 1998 charges of $14.5 million, operating income from continuing operations for the years ended December 31, 1999 and 1998 was $35.3 million, or 5.5% of sales, and $31.2 million, or 5.4% of sales, respectively. The improvement is attributable to increased sales volume over the prior year on comparable gross margins.

    INTEREST EXPENSE. Interest expense increased largely due to higher average borrowing balances, by $.6 million in 1999.

    OTHER INCOME. Other income, which includes royalties, interest income and other miscellaneous income, increased to $.4 million from $.2 million in 1998.

    INCOME TAXES. The income tax rate for 1999 increased due to an increase in domestic earnings as percentage of total earnings.

    SEGMENT INFORMATION. Total segment operating profit or loss (before interest, corporate expenses and income taxes) improved to $30.6 million from $22.6 million in 1998. In the sporting goods segment, operating profit increased to $15.0 million from $5.3 million in 1998. Excluding the $10.5 million charge for restructuring and downsizing costs in 1999 and the $14.5 million charge for reserves in 1998, segment operating profit was $25.5 million compared with $19.8 million in 1998. The improvement was attributable to the increases in sales volume at comparable margins in most product lines over the prior year.

    In the other recreational products segment, an operating loss of $1.9 million was reported in 1999 as compared with an operating loss of $1.1 million in 1998. The increase in the loss was attributable to the decline in sales volume without a corresponding reduction in related expenses in the advertising specialty market.

    In the industrial products segment, operating profit declined to $17.5 million from $18.4 million in 1998, but was comparable as a percentage of net sales at 14.6%. The decline was due to reduced sales volume of monofilament line used in the paper industry.

REVIEW OF OPERATIONS: COMPARISON OF 1998 TO 1997

    Net sales from continuing operations increased to $574.5 million from $559.0 million in the prior year. Income from continuing operations for 1998 was $3.9 million, or $.23 per diluted share, as compared to $19.3 million, or $1.15 per diluted share in the prior year. Net income declined to $4.8 million, or $.29 per diluted share, from $21.9 million, or $1.31 per diluted share in the prior year.

    NET SALES. In the sporting goods segment, net sales decreased 1.4% to $404.9 million from $410.8 million in 1997. The decrease was primarily due to a decline in ski and mountain bike sales. Unfavorable weather conditions in the important fourth quarter combined with the impact of declining industry sales worldwide resulted in lower shipments of K2 and Olin brand skis. Sales of the bike business were down substantially due to a rapid shift in the marketplace away from high-end, full suspension mountain bikes. Since K2 bikes were positioned in the high-end niche, full-suspension mountain bike shipments declined 47% for the year. More modest declines were incurred in sales of outdoor products. K2 softboot in-line skate sales were comparable with the prior year. A decline in sales of "aggressive" skates, due to an industry-wide reduction in demand, was offset by the growth of K2 children's skates. Sales increases were reported in K2 snowboard products, Shakespeare fishing tackle and Stearns products. Although also feeling the effects of poor weather conditions in late 1998, snowboard products benefited from strong demand for the Clicker step-in binding, related boots and snowboards. Shipments of Shakespeare's Ugly Stik fishing rods grew during the year in acceptance of several new models. New kit and combo products and other new products also contributed to overall growth in fishing tackle sales. New product introductions including inflatables, waders and other products by Stearns also contributed to the increase in sales.

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

    GROSS PROFIT. Gross profit declined to $155.6 million, or 27.1% of sales in 1998, from $167.2 million, or 29.9% of sales in 1997. Gross profit in 1998 was net of a $10.5 million charge (a discussion regarding an additional
$4.0 million which was charged against general and administrative expenses is included below). Excluding the impact of the charge, gross profit as a percentage of sales declined to 28.9%. The charge was recorded to write down the cost of high-end, full suspension mountain bike and "aggressive" skate inventory made necessary by the sudden shift in market demand and subsequent repositioning of the bike business into more popularly priced, front suspension mountain bikes, comfort bikes and BMX bikes. The remaining reduction in the gross profit percentage was due mainly to an unfavorable sales mix which included a larger proportion of closeout bikes, skates and skis at reduced or no margins.

    COSTS AND EXPENSES. Selling expenses increased 9.5% to $87.4 million from $79.8 million in 1997. The increase was largely volume-driven and related to launches of new products, such as skateboard shoes and apparel, and the continued support of K2's product lines in the marketplace.

    General and administrative expenses increased 1.8% to $39.0 million from $38.3 million in 1997, although as a percentage of sales they declined slightly from the prior year. 1998 expense included a $4.0 million charge to write down equipment and other items no longer used to manufacture mountain bikes referred to above, and for the costs related to repositioning the bike business. 1997 expense included a $2.4 million restructuring charge to consolidate the mountain bike and outdoor equipment operations. Research and development expense increased to $12.4 million from $12.0 million in 1997.

    OPERATING INCOME. Operating income from continuing operations declined to $16.8 million, or 2.9% of net sales, from $37.1 million, or 6.6% of net sales, in 1997. The percentage decrease is mainly due to the charge discussed above which totaled $14.5 million, and due to an unfavorable mix of sales which included a greater proportion of skis, "aggressive" skates and mountain bikes sold at discounted prices. Excluding the charge, operating income was $31.3 million, or 5.4% of net sales.

    INTEREST EXPENSE. Interest expense increased by a net amount of $1.6 million in 1998. Lower interest rates resulted in a decrease of $1.1million while higher average borrowing balances resulted in an increase of $2.7 million.

    OTHER INCOME. Other income, which includes royalties, interest income and other miscellaneous income, decreased to $.2 million from $.6 million in 1997.

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

    In the industrial products segment, operating profit increased
$18.4 million from $17.5 million in 1997. The improvement was attributable to sales-related gains in the monofilament and specialty resins businesses.

LIQUIDITY AND SOURCES OF CAPITAL

    K2's continuing operations provided $47.4 million of cash as contrasted with $22.7 million of cash used in 1998. The $70.1 million year-to-year improvement in cash, excluding the effects of acquisitions, is primarily attributable to the reduction in inventories as compared with the prior year's increase, and an increase in accounts payable as compared with the prior year's decrease. The reduction in inventory levels, is attributable to a program initiated by all segments to reduce inventory levels by working with the supply chain to reduce purchasing lead times and receiving product when needed. The increase in accounts payable is attributable to more favorable payment terms obtained from vendors throughout K2. Net cash used in investing activities from continuing operations was $14.7 million, as compared to $16.5 million in 1998. The improvement was attributable to a reduction in net capital expenditures in the current year. No material commitments for capital expenditures existed at year end.

    Cash used in financing activities was $28.0 million as contrasted with cash provided of $31.7 million in 1998. Cash provided in 1999 from operations was used to pay down short and long-term debt and debt assumed from acquisitions, resulting in a reduction of total debt of $10.4 million as compared to the prior year.

    K2's principal long-term borrowing facility is a $75 million Credit Line ("Credit Line") which becomes due on September 30, 2004. Additionally, K2 has a $50 million accounts receivable purchase facility ("Purchase Facility"). At December 31, 1999, $39.5 million was outstanding under the Credit Line and $50.0 million of accounts receivable had been sold under the Purchase Facility. Under the Credit Line and Purchase Facility, K2 is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends and stock repurchases by K2. As of December 31, 1999, $9.3 million of retained earnings were free of such restrictions. K2 also had $22.2 million of 8.39% unsecured senior notes due through 2004, payable in six equal principal payments, and $50.0 million of 8.41% unsecured notes due through 2009, payable in seven equal principal payments commencing in 2003. The notes are subject to agreements which are generally less restrictive than the long-term borrowing facilities. Additionally, at December 31, 1999, K2 had $84.6 million under foreign and domestic short-term lines of credit with $56.8 million outstanding and no borrowings available under K2's debt covenant restrictions. For further information regarding K2's borrowings, see Note 6 to Notes to Consolidated Financial Statements.

    K2 anticipates its cash needs in 2000 will be provided from operations and from borrowings, principally under its Credit Line and Purchase Facility and, to a lesser extent, other existing credit lines.

ENVIRONMENTAL MATTERS

    K2 is one of several named potentially responsible parties ("PRP") in an Environmental Protection Agency matter involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2's required financial contribution to the cleanup of these sites is expected to be limited based on the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to K2.

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 1999 and 1998, K2 had recorded an estimated liability of approximately $806,000 and $963,000, respectively, with no provision for expected insurance recovery.

    The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe this matter will have a material adverse effect on K2's financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires companies to recognize all derivatives on the balance sheet at fair value. K2 will adopt SFAS No. 133 in 2000. The adoption of the new standard is not expected to have a material effect on its results of operations or financial position.

IMPACT OF INFLATION AND CHANGING PRICES

    The inflation rate, as measured by the Consumer Price Index, has been relatively low in the last few years, and therefore, pricing decisions by K2 have largely been influenced by competitive market conditions. Depreciation expense is based on the historical cost to K2 of its fixed assets, and therefore, is considerably less than it would be if it were based on current replacement cost. While buildings, machinery and equipment acquired in prior years will ultimately have to be replaced at significantly higher prices, it is expected that this will be a gradual process over many years.

YEAR 2000 ISSUE

    In prior years, K2 discussed the nature and progress of its plans to become year 2000 ready. In late 1999, K2 completed its remediation and testing of systems. As a result of those planning and implementation efforts, K2 experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. K2 is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. K2 incurred approximately $1.1 ($.7 million expensed and $.4 million capitalized) million during 1999 in connection with remediating its systems. K2 will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

    This Annual Report on Form 10-K contains "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding market trends regarding softboot in-line skates, bikes, skis and snowboards, inventory levels at retail, product acceptance and demand, marketing efforts, growth efforts, cost reduction efforts, margin enhancement efforts, product development efforts, success of new product introductions, marketing positioning and overall market trends which involve substantial risks and uncertainties.

    Actual results could differ materially from those indicated in forward-looking statements by reason of a number of factors, many of which are outside of K2's control. Among such factors are the following:

    - Developments in the economies of the United States, Europe and Asia. A substantial portion of K2 sales are to customers in Europe and Asia, and a significant portion of K2 products are manufactured in China. Adverse economic changes in the United States or such foreign markets could result in decreased sales and revenues, inflationary pressures on costs of production, and/or increases in interest and other costs.

    - CHANGES IN CURRENCY EXCHANGE RATES. Changes in the exchange rates between the United States dollar and the currencies of Europe and Asia could make K2 products less-competitive in foreign markets, and could reduce the value of revenues represented by foreign currencies.

    - UNEXPECTED DELAYS AND COSTS OF RESTRUCTURING. K2 has undertaken a significant restructuring of its manufacturing operations for skis and snowboards, including a shift in some manufacturing to

      China. Failure to complete the restructuring timely and efficiently could eliminate anticipated cost savings, or even lead to increased costs of production.

    - UNFAVORABLE POLITICAL DEVELOPMENTS. K2's business is dependent on international trade, both for sales of finished goods and low-cost sourcing of products. Any political developments adversely affecting trade with Europe or Asia, including China, could severely impact K2 results of operations.

    - COMPETITIVE DEVELOPMENTS AND INITIATIVES BY K2'S COMPETITORS. New product introductions, financial incentives to retailers and other initiatives by K2 competitors could weaken the market position of K2 products.

    - RAPID CHANGES IN MARKETING STRATEGIES, PRODUCT DESIGN, STYLES AND TASTES. Consumer demand for recreational products is strongly influenced by matters of taste and style. Further, development of the internet is leading to dramatic changes in product marketing and distribution. K2's success is dependent, in significant part, on its ability to keep abreast of, and lead, such changes.

    - WEATHER. Sales of K2's recreational products are strongly influenced by the weather. Poor snow conditions in the winter or summer conditions unfavorable to water sports can adversely affect sales of important
      K2 products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

    K2's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into foreign currency forward contracts. K2's risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over quarterly time horizons. Foreign currency exchange rate movements also affect K2's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2's foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments.

    Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to all other currencies would not materially adversely affect expected first quarter 2000 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    K2 INC.

                       STATEMENTS OF CONSOLIDATED INCOME

                                                                        YEAR ENDED DECEMBER 31
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
Net sales...................................................    $635,105       $574,510       $559,030
Cost of products sold.......................................     462,033        418,950        391,860
                                                                --------       --------       --------
  Gross profit..............................................     173,072        155,560        167,170
Selling expenses............................................      95,774         87,389         79,832
General and administrative expenses.........................      40,341         39,030         38,303
Research and development expenses...........................      12,113         12,391         11,979
                                                                --------       --------       --------
  Operating income..........................................      24,844         16,750         37,056
Interest expense............................................      12,741         12,163         10,560
Other income, net...........................................        (413)          (236)          (619)
                                                                --------       --------       --------
  Income from continuing operations before provision for
    income taxes............................................      12,516          4,823         27,115
Provision for income taxes..................................       4,005            955          7,815
                                                                --------       --------       --------
  Income from continuing operations.........................       8,511          3,868         19,300
Discontinued operations, net of taxes.......................       1,332            975          2,600
                                                                --------       --------       --------
Net Income..................................................    $  9,843       $  4,843       $ 21,900
                                                                ========       ========       ========
Basic earnings per share:
  Continuing operations.....................................    $   0.50       $   0.23       $   1.17
  Discontinued operations...................................        0.08           0.06           0.15
                                                                --------       --------       --------
  Net income................................................    $   0.58       $   0.29       $   1.32
                                                                ========       ========       ========
Diluted earnings per share:
  Continuing operations.....................................    $   0.50       $   0.23       $   1.15
  Discontinued operations...................................        0.08           0.06           0.16
                                                                --------       --------       --------
  Net income................................................    $   0.58       $   0.29       $   1.31
                                                                ========       ========       ========
Basic shares outstanding....................................      16,880         16,554         16,541
Diluted shares outstanding..................................      16,883         16,637         16,713

                 See notes to consolidated financial statements

                                    K2 INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                NUMBER OF SHARES)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  9,421    $  3,394
  Accounts receivable, net..................................   149,151     126,011
  Inventories, net..........................................   172,154     188,348
  Deferred taxes and income taxes receivable................    10,030      12,780
  Prepaid expenses and other current assets.................     5,053       5,037
                                                              --------    --------
    Total current assets....................................   345,809     335,570

PROPERTY, PLANT AND EQUIPMENT
  Land and land improvements................................     1,637         992
  Buildings and leasehold improvements......................    32,219      29,814
  Machinery and equipment...................................   124,421     111,872
  Construction in progress..................................     4,176       8,393
                                                              --------    --------
                                                               162,453     151,071
  Less allowance for depreciation and amortization..........    89,858      84,480
                                                              --------    --------
                                                                72,595      66,591

OTHER ASSETS
  Intangibles, principally goodwill, net....................    38,928      19,564
  Net assets of discontinued operations.....................    24,706      27,511
  Other.....................................................     5,840       3,759
                                                              --------    --------
    Total Assets............................................  $487,878    $452,995
                                                              ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank loans................................................  $ 57,359    $ 64,350
  Accounts payable..........................................    44,231      20,807
  Accrued payroll and related...............................    19,781      15,982
  Other accruals............................................    32,808      21,555
  Current portion of long-term debt.........................     4,444       4,444
                                                              --------    --------
    Total current liabilities...............................   158,623     127,138
Long-term Debt..............................................   107,280     110,724
Deferred Taxes..............................................     3,455      13,014

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value, authorized
    12,500,000 shares, none issued
  Common Stock, $1 par value, authorized 40,000,000 shares,
    issued shares--18,672,646 in 1999 and 17,190,652 in
    1998....................................................    18,673      17,191
  Additional paid-in capital................................   143,326     132,488
  Retained earnings.........................................    75,248      67,227
  Employee Stock Ownership Plan and stock option loans......    (1,975)     (1,981)
  Treasury shares at cost, 733,110 in 1999 and 623,759 in
    1998....................................................    (8,992)     (8,106)
  Accumulated other comprehensive loss......................    (7,760)     (4,700)
                                                              --------    --------
    Total Shareholders' Equity..............................   218,520     202,119
                                                              --------    --------
    Total Liabilities and Shareholders' Equity..............  $487,878    $452,995
                                                              ========    ========

                 See notes to consolidated financial statements

                                    K2 INC.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                        FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                  ---------------------------------------------------------------------------------------
                                                                     EMPLOYEE STOCK               ACCUMULATED
                                             ADDITIONAL                OWNERSHIP      TREASURY       OTHER
                                   COMMON     PAID-IN     RETAINED   PLAN AND STOCK   SHARES,    COMPREHENSIVE
                                   STOCK      CAPITAL     EARNINGS    OPTION LOANS    AT COST        LOSS         TOTAL
                                  --------   ----------   --------   --------------   --------   -------------   --------
                                                          (IN THOUSANDS EXCEPT PER SHARE FIGURES)
BALANCE AT
  DECEMBER 31, 1996.............  $17,132     $131,627    $55,047       $(7,087)      $(6,719)      $(1,012)     $188,988
  Net income for the year
    1997........................                           21,900                                                  21,900
  Translation adjustments.......                                                                     (3,905)       (3,905)
                                                                                                                 --------
  Comprehensive income..........                                                                                   17,995

  Exercise of stock options.....       28          459                                                                487
  Cash dividends, $.44 per
    share.......................                           (7,279)                                                 (7,279)
  Repurchase of shares and stock
    option loan repayments......                                          1,070        (1,387)                       (317)
  Employee Stock Ownership Plan,
    amortization, loan and
    partial loan repayment......                                          3,011                                     3,011
                                  -------     --------    -------       -------       -------       -------      --------
BALANCE AT
  DECEMBER 31, 1997.............   17,160      132,086     69,668        (3,006)       (8,106)       (4,917)      202,885

  Net income for the year
    1998........................                            4,843                                                   4,843
  Translation adjustments.......                                                                        217           217
                                                                                                                 --------
  Comprehensive income..........                                                                                    5,060
  Exercise of stock options.....       31          402                                                                433
  Cash dividends, $.44 per
    share.......................                           (7,284)                                                 (7,284)
  Stock option loan(s)..........                                            (96)                                      (96)
  Employee Stock Ownership Plan,
    amortization, loan and
    partial loan repayment......                                          1,121                                     1,121
                                  -------     --------    -------       -------       -------       -------      --------
BALANCE AT
  DECEMBER 31, 1998.............   17,191      132,488     67,227        (1,981)       (8,106)       (4,700)      202,119

  Net income for the year
    1999........................                            9,843                                                   9,843
  Translation adjustments.......                                                                     (3,060)       (3,060)
                                                                                                                 --------
  Comprehensive income..........                                                                                    6,783
  Issuance of shares from
    acquisition of Ride, Inc....    1,482       10,838                                                             12,320
  Repurchase of shares..........                                                         (886)                       (886)
  Cash dividends, $.11 per
    share.......................                           (1,822)                                                 (1,822)
  Stock option loan(s)..........                                             (4)                                       (4)
  Employee Stock Ownership Plan,
    amortization, loan and
    partial loan repayment......                                             10                                        10
                                  -------     --------    -------       -------       -------       -------      --------
BALANCE AT
  DECEMBER 31, 1999.............  $18,673     $143,326    $75,248       $(1,975)      $(8,992)      $(7,760)     $218,520
                                  =======     ========    =======       =======       =======       =======      ========

                 See notes to consolidated financial statements

                                    K2 INC.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                        (THOUSANDS)
OPERATING ACTIVITIES
  Income from continuing operations.........................  $   8,511   $  3,868   $ 19,300
  Gain on sale of investments...............................                           (3,500)
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Depreciation of property, plant and equipment...........     11,685     11,183     10,313
    Amortization of intangibles.............................      2,041      1,556      1,261
    Deferred taxes and income taxes receivable..............     (6,522)    (4,515)    (1,476)
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (10,653)   (13,521)   (27,638)
      Inventories...........................................     25,830     (5,353)   (31,813)
      Prepaid expenses and other current assets.............        283      1,438     (1,139)
      Accounts payable......................................     14,389    (16,500)     4,325
      Payrolls and other accruals...........................      1,867       (828)     4,733
                                                              ---------   --------   --------
  Net cash provided by (used in) continuing operations......     47,431    (22,672)   (25,634)

INVESTING ACTIVITIES
  Property, plant and equipment expenditures................    (16,204)   (17,257)   (19,425)
  Disposals of property, plant and equipment................      4,013      1,527        298
  Purchases of businesses, net of cash acquired.............     (2,629)                 (834)
  Proceeds on sale of investments...........................                            9,908
  Other items, net..........................................         99       (729)    (5,654)
                                                              ---------   --------   --------
  Net cash used in investing activities.....................    (14,721)   (16,459)   (15,707)

FINANCING ACTIVITIES
  Borrowings under long-term debt...........................    125,035     62,500     51,892
  Payments of long-term debt................................   (128,479)   (40,444)   (52,755)
  Net increase (decrease) in short-term bank loans..........    (22,749)    15,383     41,658
  Net proceeds from accounts receivable facility............                            3,275
  Exercise of stock options.................................                   433        487
  Dividends paid............................................     (1,822)    (7,284)    (7,279)
  Net repayments by ESOP....................................                 1,107      3,000
                                                              ---------   --------   --------
  Net cash (used in) provided by financing activities.......    (28,015)    31,695     40,278
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents from
  continuing operations.....................................      4,695     (7,436)    (1,063)

DISCONTINUED OPERATIONS
  Income from discontinued operations.......................      1,332        975      2,600
  Adjustments to reconcile income from discontinued
    operations to net cash used in discontinued operations:
    Depreciation and amortization...........................      2,939      2,844      2,652
    Capital expenditures....................................     (2,565)    (3,442)    (4,303)
    Other items, net........................................       (374)     4,747     (4,734)
                                                              ---------   --------   --------
Cash provided by (used in) discontinued operations..........      1,332      5,124     (3,785)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........      6,027     (2,312)    (4,848)
Cash and cash equivalents at beginning of year..............      3,394      5,706     10,554
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $   9,421   $  3,394   $  5,706
                                                              =========   ========   ========

                 See notes to consolidated financial statements

                                    K2 INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    K2 is a leading designer, manufacturer and marketer of brand name sporting goods, which represent $474.3 million, or 74.7%, of K2's 1999 consolidated net sales, and other recreational products, which represent $41.0 million in 1999 net sales. K2 is also a manufacturer and supplier of selected industrial products, which had sales of $119.8 million in 1999.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of K2 and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL PERIODS

    K2 maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year end is stated as of December 31. The years ended December 31, 1999, 1998 and 1997 consisted of 52 weeks.

REVENUE RECOGNITION

    K2 recognizes revenue from product sales upon shipment to its customers.

USE OF ESTIMATES

    The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions affecting the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

    The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the year. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from year to year have been reported in the other comprehensive income or loss account in shareholders' equity. Transaction gains or losses, other than intercompany debt deemed to be of a long-term nature, are included in net income in the period in which they occur.

CASH EQUIVALENTS

    Short-term investments (including any debt securities) that are part of K2's cash management portfolio are classified as cash equivalents and are carried at amortized cost. These investments are highly liquid, are of limited credit risk and have original maturities of three months or less when purchased. The carrying amount of cash equivalents approximates market.

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTS RECEIVABLE AND ALLOWANCES

    Accounts receivable are the result of K2's worldwide sales activities. Although K2's credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 1999 and 1998, K2's receivables from sporting goods retailers who sell skis, skates, snowboards and bikes amounted to 71% and 66%, respectively of total receivables. K2 generally does not require collateral and performs periodic credit evaluations to manage its credit risk. Accounts receivable are net of allowances for doubtful accounts of $6,572,000 and $5,798,000 at December 31, 1999 and 1998, respectively.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined on the LIFO method with respect to approximately 14% and 23% of total inventories at December 31, 1999 and 1998, respectively. Cost was determined on the FIFO method for all other inventories.

LONG-LIVED ASSETS

    Long-lived assets, include, among others, goodwill, intangible assets, and property, plant and equipment and are reviewed periodically to determine if the carrying values are not impaired. K2 considers the future undiscounted cash flows of the acquired companies in assessing the recoverability of these assets. If indicators of impairment are present, or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is incurred.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets. In the fourth quarter of 1999, K2 wrote down certain equipment in connection with the restructuring of its ski and snowboard operations no longer in use. In the third quarter of 1998, K2 wrote down certain equipment related to its bike product line no longer in use.

INTANGIBLES

    Goodwill arising from acquisitions is amortized on a straight-line basis over a period ranging from 15 to 40 years. Other intangibles are amortized on a straight-line basis over 3 to 15 years. Accumulated amortization of intangibles as of December 31, 1999 and 1998, amounted to $8,867,000 and $7,259,000, respectively.

STOCK-BASED COMPENSATION AND OTHER EQUITY INSTRUMENTS

    K2 and its subsidiaries account for employee and directors' stock option grants using the intrinsic method. Generally, the exercise price of K2's employee stock options equals or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than the fair value, K2 records compensation expense over the vesting period of the option. Options

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) granted to non-employees are accounted for using the fair value method. K2 disclosed the pro forma effects of using the fair value method for all option plans in the accompanying financial statements.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 1999, 1998 and 1997 amounted to $23,680,000, $21,903,000 and
$20,548,000, respectively.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred.

OTHER INCOME

    Other income includes interest income, royalties and other miscellaneous income

INCOME TAXES

    Income taxes are recorded using the liability method.

EARNINGS PER SHARE

    Basic earnings per share ("EPS") are determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. The dilutive effects of stock options included in the dilutive EPS calculation at December 31, 1999, 1998 and 1997 were 3,000, 83,000 and 171,000, respectively. During 1999, 1998 and 1997, the computation of diluted EPS did not include the options to purchase 1,064,000, 542,000 and 4,500 shares of common stock, respectively, because their inclusion would have been antidilutive.

NEWLY ISSUED ACCOUNTING STANDARDS

    Effective in 2001 accounting for gains or losses resulting from changes in the value of derivatives would be changed depending on the use of the derivative and whether they qualify for hedge accounting. The adoption of this new requirement is not expected to have a material impact on the financial position or results of operations of K2.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2--CHARGES AGAINST EARNINGS

    In the fourth quarter of 1999, a pre-tax charge of $10.5 million was charged to cost of products sold to cover restructuring costs of $6.5 million and downsizing costs of $4.0 million. K2's strategic initiative was adopted in 1999 to reduce the cost structure of its ski and snowboard operations by taking advantage of lower cost manufacturing and sourcing opportunities. In accordance with the initiative, K2's Seattle manufacturing facility has been downsized and approximately half of its ski and all of its snowboard

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 2--CHARGES AGAINST EARNINGS (CONTINUED) manufacturing have been moved to either K2's China or California production facilities or to third party sourcing operations worldwide. The restructuring charge reflects expenses associated with the write-off of related equipment and inventory, the reduction of approximately 200 production personnel and the utilization of approximately 200 temporary workers. The downsizing costs were incurred in 1999 as a result of reducing the size of the Seattle manufacturing facility. Approximately $5.3 million of the total amount is cash related.

    The following table summarizes the activity in 1999:

                                                                SEVERANCE
                                       EQUIPMENT   INVENTORY   AND RELATED   SUBTOTAL   DOWNSIZING    TOTAL
                                       ---------   ---------   -----------   --------   ----------   --------
                                                                    (THOUSANDS)
1999 Charges.........................   $3,355      $2,229         $923       $6,507      $3,993     $10,500

UTILIZED:
  Cash...............................                  500          130          630       3,852       4,482
  Non-cash...........................    3,355       1,132                     4,487         141       4,628
                                        ------      ------         ----       ------      ------     -------
                                         3,355       1,632          130        5,117       3,993       9,110
Balance December 31, 1999............   $   --      $  597         $793       $1,390      $   --     $ 1,390
                                        ======      ======         ====       ======      ======     =======

    In the third quarter of 1998, a pre-tax charge of $14.5 million was included in earnings from continuing operations. Of this amount, $10.5 million was charged to cost of products sold to write down certain categories of bike and skate inventories as a result of a sudden change in the market demand for those products. The balance of the charge was recorded in general and administrative expenses for costs associated with the change in the bike business and implementing planned cost reduction programs at the winter sports operations. The charges primarily related to non-cash items. At December 31, 1999, in addition to the reserves in the table above, approximately $13.5 million of the 1998 charges had been utilized with approximately $2.1 million of reserves remaining primarily against inventory and accounts receivable. These reserves are expected to be utilized in the year 2000, with no significant cash outflow, as the related inventory is disposed of and the accounts receivable balances are written off. In 1997, a pre-tax restructuring charge of $2.4 million was recorded in connection with the announcement of K2's plan to consolidate its mountain bike and outdoor equipment operations into its existing facility on Vashon Island, Washington, and to move its production of outdoor products to outside sources. The restructuring was completed during 1998.

NOTE 3--DISCONTINUED OPERATIONS

    On September 10, 1998, K2 adopted a plan to dispose of its Simplex building products division as part of K2's strategic focus on the core sporting goods and other recreational businesses. Accordingly, Simplex is shown in the accompanying consolidated financial statements as a discontinued operation.

    Income from discontinued operations are net of taxes of $718,000, $525,000 and $1,400,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Net assets of discontinued operations were segregated in the accompanying consolidated balance sheets and consisted primarily of accounts receivable, inventories and fixed assets, offset by accounts payable, accrued payroll and related items and other accruals. Net sales of $72,985,000, $86,616,000 and $87,903,000 for the years ended December 31, 1999,

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 3--DISCONTINUED OPERATIONS (CONTINUED)
1998 and 1997, respectively, were excluded from consolidated net sales in the accompanying consolidated statements of income.

NOTE 4--ACQUISITIONS

    On October 7, 1999 K2 completed the acquisition of Ride, Inc. ("Ride"), a designer and manufacturer of snowboard equipment, apparel and accessories, in an all-stock merger transaction. Under the terms of the merger, each share of Ride common and preferred stock was converted into 1/10 share of common stock of K2. Based on the number of preferred and common shares outstanding of Ride as of the acquisition date, approximately 1,482,000 shares of K2's common stock were issued to the Ride shareholders and the purchase price was valued at $12.3 million. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair values at the date of the acquisition. The preliminary purchase price allocation resulted in an excess of cost over net assets acquired of approximately $15.3 million, to be amortized on a straight-line basis over 20 years. The results of operations of Ride have been included in the consolidated financial statements since the date of acquisition.

    The following summarized unaudited pro forma results of operations of K2 assume the acquisition of Ride had occurred as of the beginning of the respective periods. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

PRO FORMA INFORMATION (UNAUDITED)

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                       --------------------------
                                                          1999            1998
                                                       ----------      ----------
                                                         (DOLLARS IN THOUSANDS,
                                                       EXCEPT PER SHARE AMOUNTS)
Net sales............................................   $653,582        $616,288
Loss from continuing operations......................    (11,440)         (5,008)
Loss per common share................................       (.63)           (.28)

    On March 26, 1999, K2 acquired certain assets relating to the Morrow snowboard business, including the Morrow trademark, from Morrow
Snowboards, Inc. The net cash purchase price was approximately $3.0 million. The purchase price allocation resulted in an excess of cost over net assets acquired of approximately $1.7 million, to be amortized on a straight-line basis over 15 years. The results of operations related to the acquisition have been included in the consolidated financial statements since the date of acquisition. The acquisition did not have a material pro forma impact on operations.

    On August 19, 1998, K2 purchased the remaining 65% of shares of K2 Japan Corporation not previously owned by K2. K2 Japan Corporation is a distributor of K2 branded products located in Japan. The transaction was accounted for using the purchase method of accounting and the results of operations from this business have been included in the consolidated statements of income from the date of acquisition. The purchase price of the acquisition was not material. The fair value of the liabilities of K2

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 4--ACQUISITIONS (CONTINUED)
Japan Corporation at the acquisition date approximated the fair value of the assets acquired including $2.7 million of goodwill to be amortized over 25 years.

NOTE 5--INVENTORIES

    Inventories consisted of the following at December 31:

                                                            1999       1998
                                                          --------   --------
                                                              (THOUSANDS)
Finished goods..........................................  $129,429   $146,233
Work in process.........................................    10,573      8,078
Raw materials...........................................    34,228     37,911
                                                          --------   --------
  Total at lower of FIFO cost or market (approximates
    current cost).......................................   174,230    192,222
Less LIFO valuation reserve.............................     2,076      3,874
                                                          --------   --------
                                                          $172,154   $188,348
                                                          ========   ========

NOTE 6--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

    At December 31, 1999, K2 had $84.6 million under foreign and domestic short-term lines of credit with $56.8 million outstanding and no borrowings available under K2's debt covenant restrictions. The foreign subsidiaries' lines of credit generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries' local currencies. At
December 31, 1999, interest rates on short-term lines of credit ranged from 2.1% to 11.2%. The weighted average interest rates on short-term lines of credit as of December 31, 1999 and 1998 were 6.5% and 4.4%, respectively.

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 6--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS (CONTINUED)
    The principal components of long-term debt at December 31 were:

                                                            1999       1998
                                                          --------   --------
                                                              (THOUSANDS)
Notes payable due in seven equal annual principal
  installments through 2009 with annual interest payable
  at 8.41%..............................................  $ 50,000
Notes payable due in six equal annual principal
  installments through 2004 with semi-annual interest
  payable at 8.39%......................................    22,224   $ 26,668
$75 million five-year unsecured bank revolving credit
  line due September 30, 2004, interest payments due at
  LIBOR plus 1.00% to 2.00% and a commitment fee of
  0.225% to 0.50% on the unused portion of the line
  through September 30, 2004............................    39,500
$100 million bank revolving credit line replaced by the
  $75 million credit line described above...............               88,500
                                                          --------   --------
                                                           111,724    115,168
Less-amounts due within one year........................     4,444      4,444
                                                          --------   --------
                                                          $107,280   $110,724
                                                          ========   ========

    The principal amount of long-term debt maturing in each of the five years following 1999 is:

                                                              (THOUSANDS)
2000........................................................    $  4,444
2001........................................................       4,444
2002........................................................       4,444
2003........................................................      11,587
2004........................................................      51,091
Thereafter..................................................      35,714
                                                                --------
                                                                $111,724
                                                                ========

    Interest paid on short- and long-term debt for the years ended December 31, 1999, 1998 and 1997 was $12.7 million, $12.2 million and $10.6 million, respectively.

    Under an accounts receivable arrangement, K2 can sell with limited recourse, undivided participation interests in designated pools of accounts receivable for a period of up to five years, in an amount not to exceed $50 million. Under this arrangement, $50 million of accounts receivables as of December 31, 1999 and 1998, were sold.

    The $75 million credit line and the accounts receivable arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by K2. As of December 31, 1999, $9.3 million of retained earnings were free of such restrictions. The interest rate on the $75 million credit line at December 31, 1999 was 8.5%.

    K2 had $21.0 million of letters of credit outstanding as of December 31, 1999.

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 6--BORROWINGS AND OTHER FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged, which approximate market rates. The fair value of the $50.0 million 8.41% notes payable, based on quoted market price, is $46.6 million as compared to a carrying amount of $50.0 million. The fair value of the $22.2 million 8.39% notes payable, based on quoted market price, is $21.0 million as compared to a carrying amount of $22.2 million.

    K2, including its foreign subsidiaries, enters forward exchange contracts to hedge certain firm and anticipated sales and purchase commitments which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce K2's risk of fluctuating exchange rates. At December 31, 1999, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $33.6 million, and with a fair market value of approximately
$33.2 million based on current market rates. The fair value of these contracts, represented a net unrealized gain of approximately $438,000 as of December 31, 1999 and will be recognized in earnings when the underlying transaction occurs. Counterparties on foreign exchange contracts expose K2 to credit losses in the event of non-performance, but K2 does not anticipate non-performance.

NOTE 7--INCOME TAXES

    Pretax income from continuing operations for the years ended December 31 was taxed under the following jurisdictions:

                                                     1999       1998       1997
                                                   --------   --------   --------
                                                            (THOUSANDS)
Domestic.........................................  $ 6,365    $(2,543)   $22,003
Foreign..........................................    6,151      7,366      5,112
                                                   -------    -------    -------
                                                   $12,516    $ 4,823    $27,115
                                                   =======    =======    =======

    Components of the income tax provision applicable to continuing operations for the three years ended December 31 are:

                                  1999                  1998                  1997
                           -------------------   -------------------   -------------------
                           CURRENT    DEFERRED   CURRENT    DEFERRED   CURRENT    DEFERRED
                           --------   --------   --------   --------   --------   --------
                                                     (THOUSANDS)
Federal..................  $ 9,147    $(7,317)    $1,525    $(2,825)    $8,140    $(1,695)
State....................      705        (25)       575         70         60        470
Foreign..................    2,050       (555)     2,115       (505)       405        435
                           -------    -------     ------    -------     ------    -------
                           $11,902    $(7,897)    $4,215    $(3,260)    $8,605    $  (790)
                           =======    =======     ======    =======     ======    =======

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 7--INCOME TAXES (CONTINUED)
    The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

                                                           1999          1998          1997
                                                         --------      --------      --------
                                                                      (PERCENT)
Statutory federal income tax rate......................    35.0          35.0          35.0
State income tax effect, net of federal benefit........     3.5           8.7           1.3
Valuation allowance and foreign earnings...............    (5.5)        (20.5)         (6.1)
Other..................................................    (1.0)         (3.4)         (1.4)
                                                          -----         -----         -----
                                                           32.0          19.8          28.8
                                                          =====         =====         =====

    No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are considered to be permanently reinvested. At December 31, 1999, foreign subsidiaries had unused operating loss carryforwards of approximately $6.1 million of which approximately $260,000 expires in 2001 and the remainder carries forward indefinitely. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation allowance has been recognized to offset the deferred tax assets arising from such carryforwards. The valuation allowance, which is included in the tax effect of foreign earnings above, was reduced by $0.3 million in 1999 and $1.6 million in 1998, due to the utilization of the related operating loss carryforwards, and increased in 1997 by a net $4.1 million due to a previously unusable foreign loss carryforward which became usable.

    At the acquisition date, Ride had federal net operating loss carryovers. The ability of K2 to utilize these losses to reduce future tax due is very limited. For financial reporting purposes, the realization of these carryovers, if any, will reduce goodwill recorded on the acquisition of Ride.

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 7--INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities are comprised of the following at December 31:

                                                              1999       1998
                                                            --------   --------
                                                                (THOUSANDS)
Deferred tax liabilities:
Depreciation and amortization of property, plant and
  equipment...............................................  $ 5,618    $ 5,078
Trademark amortization....................................      390        364
Other.....................................................    1,758      7,572
                                                            -------    -------
  Deferred tax liabilities................................    7,766     13,014
Deferred tax assets:
Insurance accruals........................................    2,044      1,426
Tax effect of foreign loss carryforwards..................    3,063      2,999
Tax effect of domestic loss carryforwards.................    3,000          0
Bad debt reserve..........................................    1,167      1,207
Inventory reserve.........................................    1,106      2,038
Other.....................................................   11,112      8,109
                                                            -------    -------
                                                             21,492     15,779
Valuation allowance.......................................    6,063      2,999
                                                            -------    -------
  Current deferred tax assets.............................   15,429     12,780
                                                            -------    -------
Deferred tax (assets) liabilites, net.....................  $(7,663)   $   234
                                                            =======    =======

    Income taxes paid, net of refunds, in the years ended December 31, 1999, 1998 and 1997 were $9.0 million, $5.3 million and $10.9 million, respectively.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    Future minimum payments under noncancelable operating leases as of December 31, 1999 are as follows:

                                                              (THOUSANDS)
2000........................................................    $ 5,166
2001........................................................      4,239
2002........................................................      2,271
2003........................................................      1,532
2004........................................................        787
Thereafter..................................................        211
                                                                -------
                                                                $14,206
                                                                =======

    Leases are primarily for rentals of facilities, and about two-thirds of these contain rights to extend the terms from one to ten years.

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 8--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $4,797,000, $4,417,000 and $3,684,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. Major portions of K2's in-line skates are manufactured by a single supplier. K2 believes alternate sources for these products could be found.

    K2 is subject to various legal actions and proceedings in the normal course of business. While the ultimate outcome of these matters cannot be predicted with certainty, management does not believe these matters will have a material adverse effect on K2's financial statements.

    K2 is one of several named potentially responsible parties ("PRP") in an Environmental Protection Agency matter involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2's required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to K2.

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel has developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 1999 and 1998, K2 had recorded an estimated liability of approximately $806,000 and $963,000, respectively, with no provision for expected insurance recovery.

    The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

NOTE 9--PENSION PLANS AND OTHER BENEFIT PLANS

    K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its employees. Benefits are generally based on years of service and the employee's highest compensation for five consecutive years during the years of credited service. Contributions are intended to provide for benefits attributable to service to date and service expected to be provided in the future. K2 funds these plans in accordance with the Employee Retirement Income Security Act of 1974.

    K2 also sponsors defined contribution pension plans covering most of its domestic employees. Contributions by K2 for the defined contribution plans are determined as a percent of the amounts contributed by the respective employees. During 1999, 1998 and 1997, K2 expensed contributions of $940,000, $928,000 and $753,000, respectively, related to these plans.

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 9--PENSION PLANS AND OTHER BENEFIT PLANS (CONTINUED)
    The following table sets forth the defined benefit plans' funded status and amounts recognized in K2's consolidated balance sheets at December 31:

                                                              PENSION PLAN
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                               (THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..................  $ 58,411   $51,896
Service cost.............................................     2,089     1,749
Interest cost............................................     4,041     3,796
Actuarial (gain) loss....................................    (8,294)    3,994
Benefits paid............................................    (3,085)   (3,024)
                                                           --------   -------
Benefit obligation at end of year........................  $ 53,162   $58,411
                                                           ========   =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year...........  $ 50,611   $48,432
Actual return on fair value of plan assets...............     9,531     4,884
Employer contributions...................................       319       319
Benefits paid............................................    (3,085)   (3,024)
                                                           --------   -------
Fair value of plan assets at end of year.................    57,376    50,611
                                                           --------   -------
Funded status of the plan................................     4,214    (7,800)
Unrecognized prior service cost..........................     1,146     1,283
Unrecognized net transition asset........................       (65)     (275)
Unrecognized actuarial (gain) loss.......................   (10,705)    2,666
                                                           --------   -------
Accrued benefit cost.....................................  $ (5,410)  $(4,126)
                                                           ========   =======
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate............................................     7.75%     6.75%
Expected return on plan assets...........................     9.00%     9.00%
Rate of compensation increase............................     5.00%     5.00%

    The actuarial gains included in the benefit obligation for 1999 are the result of the increase in the discount rate assumption made for the year as well as a change in demographic data. The actuarial losses included in the benefit obligation for 1998 are primarily the result of a decrease in the discount rate assumption made for the year.

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 9--PENSION PLANS AND OTHER BENEFIT PLANS (CONTINUED)
    Net pension cost consisted of the following for the year ended December 31:

                                                             PENSION PLAN
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                             (THOUSANDS)
NET PERIODIC COST
Service cost......................................  $ 2,089    $ 1,749    $ 1,707
Interest cost.....................................    4,041      3,796      3,698
Expected return on plan assets....................   (4,474)    (4,280)    (3,857)
Amortization of prior service cost................      137        139        110
Amortization of transition asset..................     (210)      (210)      (210)
Amortization of loss..............................       20         13         24
                                                    -------    -------    -------
Net periodic cost.................................  $ 1,603    $ 1,207    $ 1,472
                                                    =======    =======    =======

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 10--QUARTERLY OPERATING DATA (UNAUDITED)

                                                                      QUARTER
                                                    --------------------------------------------
                                                     FIRST      SECOND     THIRD     FOURTH (A)    YEAR (B)
                                                    --------   --------   --------   -----------   ---------
                                                            (IN MILLIONS, EXCEPT PER SHARE FIGURES)
1999
Net sales from continuing operations..............   $163.0     $158.3     $139.9      $173.9       $635.1
Gross profit......................................     44.3       48.2       43.7        36.9        173.1

Income (loss) from continuing operations..........      3.1        7.1        3.3        (5.0)         8.5
Discontinued operations, net of taxes.............      0.1        0.9        0.0         0.3          1.3
                                                     ------     ------     ------      ------       ------
Net income (loss).................................   $  3.2     $  8.0     $  3.3      $ (4.7)      $  9.8
                                                     ======     ======     ======      ======       ======

Basic earnings (loss) per share
  Continuing operations...........................   $ 0.19     $ 0.43     $ 0.20      $(0.29)      $ 0.50
  Discontinued operations.........................     0.01       0.05       0.00        0.02         0.08
                                                     ------     ------     ------      ------       ------
  Net income (loss)...............................   $ 0.20     $ 0.48     $ 0.20      $(0.27)      $ 0.58
                                                     ======     ======     ======      ======       ======

Diluted earnings (loss) per share
  Continuing operations...........................   $ 0.19     $ 0.43     $ 0.20      $(0.29)      $ 0.50
  Discontinued operations.........................     0.01       0.05       0.00        0.02         0.08
                                                     ------     ------     ------      ------       ------
  Net income (loss)...............................   $ 0.20     $ 0.48     $ 0.20      $(0.27)      $ 0.58
                                                     ======     ======     ======      ======       ======

Cash dividend per share...........................   $ 0.11     $   --     $   --      $   --       $ 0.11

Stock prices:
  High............................................   $11.63     $11.63     $10.56      $ 8.94       $11.63
  Low.............................................   $ 8.56     $ 7.88     $ 8.81      $ 6.94       $ 6.94

------------------------

(a) Gross profit, income from continuing operations and net income are $47.4, $2.1and $2.4, respectively, before restructuring costs totaling $6.5 ($4.4 net of taxes) and downsizing costs totaling $4.0 ($2.7 net of taxes). See
    Note 2 to Notes to Consolidated Financial Statements.

(b) Gross profit, income from continuing operations and net income are $183.6, $15.7 and $17.0, respectively, before restructuring costs totaling $6.5 ($4.4 net of taxes) and downsizing costs totaling $4.0 ($2.7 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 10--QUARTERLY OPERATING DATA (UNAUDITED) (CONTINUED)

                                                                       QUARTER
                                                     -------------------------------------------
                                                      FIRST      SECOND    THIRD (A)     FOURTH    YEAR (B)
                                                     --------   --------   ----------   --------   ---------
                                                             (IN MILLIONS, EXCEPT PER SHARE FIGURES)
1998
Net sales from continuing operations...............   $151.0     $156.8      $133.9      $132.8     $574.5
Gross profit.......................................     41.5       47.7        29.4        37.0      155.6

Income (loss) from continuing operations...........      2.7        7.4        (7.9)        1.6        3.8
Discontinued operations, net of taxes..............      0.4        0.7        (0.4)        0.3        1.0
                                                      ------     ------      ------      ------     ------
Net income (loss)..................................   $  3.1     $  8.1      $ (8.3)     $  1.9     $  4.8
                                                      ======     ======      ======      ======     ======

Basic earnings (loss) per share
  Continuing operations............................   $ 0.16     $ 0.45      $(0.48)     $ 0.10     $ 0.23
  Discontinued operations..........................     0.03       0.04       (0.03)       0.02       0.06
                                                      ------     ------      ------      ------     ------
  Net income (loss)................................   $ 0.19     $ 0.49      $(0.51)     $ 0.12     $ 0.29
                                                      ======     ======      ======      ======     ======

Diluted earnings (loss) per share
  Continuing operations............................   $ 0.16     $ 0.45      $(0.48)     $ 0.10     $ 0.23
  Discontinued operations..........................     0.03       0.04       (0.03)       0.02       0.06
                                                      ------     ------      ------      ------     ------
  Net income (loss)................................   $ 0.19     $ 0.49      $(0.51)     $ 0.12     $ 0.29
                                                      ======     ======      ======      ======     ======

Cash dividend per share............................   $ 0.11     $ 0.11      $ 0.11      $ 0.11     $ 0.44

Stock prices:
  High.............................................   $23.69     $23.63      $21.13      $17.44     $23.69
  Low..............................................   $17.75     $16.69      $15.00      $ 7.75     $ 7.75

------------------------

(a) Gross profit, income from continuing operations and net income are $39.9, $1.5 and $1.1, respectively, before charges totaling $14.5 ($9.4 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(b) Gross profit, income from continuing operations and net income are $166.1, $13.3 and $14.3, respectively, before charges totaling $14.5 ($9.4 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

NOTE 11--STOCK OPTIONS

    Under K2's 1999 and 1994 Incentive Stock Option Plans ("1999 Plan" and "1994 Plan", respectively), options may be granted to eligible directors and key employees of K2 and its subsidiaries at not less than 100% of the market value of the shares on the dates of grant. No further options may be granted under the 1994 Plan.

    The 1999 Plan permits the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established at the dates of grant.

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 11--STOCK OPTIONS (CONTINUED)
    K2 is authorized, at the discretion of the Compensation Committee, to provide loans to key employees in connection with the exercise of stock options under the 1999 and 1994 Plans. At December 31, 1999 and 1998, there was a total of $215,000 and $230,000, respectively, of loans to key employees made to enable the exercise of stock options, and accrued interest outstanding. The loans are due on various dates through June 2003. The amounts of these loans are shown as a reduction of shareholders' equity. The loans are collateralized by the underlying shares of stock issued and bear interest at the applicable rates published by the IRS.

    Options granted, exercised and forfeited for the 1999 Plan and 1994 Plan were as follows:

                                                                               EXERCISE PRICE
                                                                       ------------------------------
                                                                                             WEIGHTED
                                                            SHARES       LOW        HIGH     AVERAGE
                                                           ---------   --------   --------   --------
Options outstanding at December 31, 1996.................    689,059    $11.11     $26.50     $20.56
  Granted................................................    234,000     23.50      29.88      23.68
  Exercised..............................................    (28,418)    11.11      23.00      17.13
  Forfeited..............................................    (16,850)    16.38      29.88      24.33
                                                           ---------

Options outstanding at December 31, 1997.................    877,791     11.11      29.88      21.43
  Granted................................................    359,500     11.25      21.50      11.38
  Exercised..............................................    (30,572)    11.11      22.88      14.15
  Forfeited..............................................    (84,058)    11.11      29.88      22.41
                                                           ---------

Options outstanding at December 31, 1998.................  1,122,661     11.11      29.88      18.33
  Granted................................................    229,500      7.50      10.63       7.55
  Forfeited..............................................    (63,050)    10.63      29.88      18.42
                                                           ---------

Options outstanding at December 31, 1999.................  1,289,111      7.50      29.88      16.40
                                                           =========

    At December 31, 1999, 1998 and 1997, stock options to purchase 695,761, 500,711 and 667,332, shares were exercisable at weighted average prices of $20.21, $20.02 and $21.19, respectively. At December 31, 1999, 2,534,536 shares of common stock were reserved for issuance under the Plans.

    K2 uses the intrinsic-value method of accounting for stock-based awards granted to employees. Accordingly, K2 has not recognized compensation expense for its stock-based awards to employees. Had K2 elected to adopt the fair value approach, net income and basic and diluted earnings per share would have been $8,525,000, $.51 and $.50, respectively, for the year ended December 31, 1999, $3,950,000, $.24

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 11--STOCK OPTIONS (CONTINUED)
and $.24, respectively, for the year ended December 31, 1998 and $21,157,000, $1.28 and $1.27, respectively, for the year ended December 31, 1997. The pro forma effect was calculated using Black-Scholes option valuation model, and the following assumptions were utilized.

                                                    1999          1998          1997
                                                  --------      --------      --------
Risk free interest rate.........................      5.5%          5.0%          5.0%
Expected life...................................  5 years       5 years       5 years
Expected volatility.............................     .388          .326          .225
Expected dividend yield.........................       --           3.9%          2.2%

    The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. Since changes in the subjective assumptions used in the Black-Scholes model can materially affect the fair value estimate, management believes the model does not provide a reliable measure of the fair value of its options.

    Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of December 31, 1999 is as follows:

                                                      OPTIONS OUTSTANDING
                                               ---------------------------------   OPTIONS EXERCISABLE
                                                                      WEIGHTED     -------------------
                                                          WEIGHTED     AVERAGE                WEIGHTED
                                                          AVERAGE     REMAINING               AVERAGE
                                                          EXERCISE   CONTRACTUAL              EXERCISE
PRICE RANGE                                     SHARES     PRICE        LIFE        SHARES     PRICE
-----------                                    --------   --------   -----------   --------   --------
$7.50 to $11.11..............................  286,331     $ 8.27    8.58 years     57,331     $11.11
$11.250 to $17.25............................  494,680      12.89    7.50 years    232,280      14.74
$21.50 to $29.88.............................  508,100      24.41    7.13 years    406,150      24.63

NOTE 12--SHAREHOLDERS' EQUITY

    PREFERRED STOCK

    Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 1999 and 1998.

    EMPLOYEE STOCK OWNERSHIP PLAN

    K2 has an Employee Stock Ownership Plan ("ESOP") which covers substantially all of its domestic non-union employees with at least one year of service. As of December 31, 1999, the trust was indebted to K2 in the aggregate amount of $565,000 in connection with stock purchases made from 1982 through 1984 of which 131,836 shares with an aggregate market value of $1,005,000 as of December 31, 1999 remained unallocated to participants. These loans are repayable over the next three to five years with interest at prime plus 1/2%, not to exceed 18%, and the unallocated shares will be released to participants proportionately as these loans are repaid. Of the total dividends received by the ESOP on its investment in K2's Common Stock, dividends on allocated and unallocated shares in the amount of $29,000 and $167,000 in

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 12--SHAREHOLDERS' EQUITY (CONTINUED)
1999 and 1998, respectively, were used to service these loans. Allocated shares as of December 31, 1999 totaled 1,584,816.

    Additionally, the trust was indebted to K2 in the amount of $1,100,000 at December 31, 1999 and 1998, in connection with distributions made to terminees.

    Shareholders' equity has been reduced by the amounts of the loans and any payments made by K2 on behalf of the trust. The payments, made by K2 on behalf of the trust, which at December 31, 1999 totaled $89,000, are being amortized to expense over the lives of the loans.

    The amount of K2's annual contribution to the ESOP is at the discretion of K2's Board of Directors. For the two years 1999 and 1998, contributions were limited to amounts in excess of annual dividends, net of debt service, of the ESOP necessary to fund obligations arising in each of those years to retired and terminated employees. These amounts were $200,000 and $100,000, respectively. ESOP expense, including amortization of the foregoing payments, was $638,000 and $156,000 in 1999 and 1998, respectively. No expense was recorded and no contributions were made in 1997.

    PREFERRED STOCK RIGHTS

    Rights are outstanding which entitle the holder of each share of Common Stock of K2 to buy one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock at an exercise price of $60.00 per one one-hundredth of a share, subject to adjustment. The rights are not separately tradable or exercisable until a party either acquires, or makes a tender offer resulting in ownership of, at least 15% of K2's common shares. If a person becomes the owner of at least 15% of K2's outstanding common shares (an "Acquiring Person"), each holder of a right other than such Acquiring Person and its affiliates is entitled, upon payment of the then-current exercise price per right (the "Exercise Price"), to receive shares of Common Stock (or Common Stock equivalents) having a market value of twice the Exercise Price. If K2 subsequently engages in a merger, a business combination or an asset sale with the Acquiring Person, each holder of a right other than the Acquiring Person and its affiliates is thereafter entitled, upon payment of the Exercise Price, to receive stock of the Acquiring Person having a market value of twice the Exercise Price. At any time after any party becomes an Acquiring Person, the Board of Directors may exchange the rights (except those held by the Acquiring Person) at an exchange ratio of one common share per right. Prior to a person becoming an Acquiring Person, the rights may be redeemed at a redemption price of one cent per right, subject to adjustment. The rights are subject to amendment by the Board.

NOTE 13--SEGMENT DATA

    K2 classifies its business into three segments based on similar product types consisting of sporting goods products, other recreational products and selected industrial products. The sporting goods segment consists primarily of sports equipment used to participate in individual sports activities sold primarily through sporting goods specialty dealers, regional and national sporting goods chains and the sporting goods department of mass merchants. The equipment includes in-line skates, skis, snowboards, bikes, fishing tackle and flotation vests. The other recreational products segment are primarily active leisure apparel sold principally into the advertising specialty market through distributors, and leisure footwear and other apparel sold through specialty sporting goods dealers. The industrial products segment includes monofilament line sold to the paper industry, string trimmer line sold to a variety of distributors, retailers

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 13--SEGMENT DATA (CONTINUED)
and equipment manufacturers, fiberglass light poles sold to contractors, utility companies and municipalities and marine and CB radio antennas sold to marine dealers.

    K2 evaluates performance based on operating profit or loss (before interest, corporate expenses and income taxes). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements. Intercompany profit or loss is eliminated where applicable.

    The information presented below is as of or for the year ended December 31.

                                          NET SALES TO
                                     UNAFFILIATED CUSTOMERS             INTERSEGMENT SALES            OPERATING PROFIT (LOSS)
                                 ------------------------------   ------------------------------   ------------------------------
                                   1999       1998       1997       1999       1998       1997       1999       1998       1997
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                            (MILLIONS)
Sporting goods.................   $474.3     $404.9     $410.8     $30.4      $18.6      $21.2      $15.0*     $ 5.3*     $26.3*
Other recreational.............     41.0       43.7       34.2       0.2        0.3         --       (1.9)      (1.1)       0.7
Industrial.....................    119.8      125.9      114.0       1.1        1.4        0.9       17.5       18.4       17.5
                                  ------     ------     ------     -----      -----      -----      -----      -----      -----
  Total segment data...........   $635.1     $574.5     $559.0     $31.7      $20.3      $22.1       30.6       22.6       44.5
                                  ======     ======     ======     =====      =====      =====      -----      -----      -----

Corporate expenses, net........                                                                      (5.4)      (5.6)      (6.8)
Interest expense...............                                                                      12.7       12.2       10.6
                                                                                                    -----      -----      -----
Income from continuing
  operations before provision
  for income taxes.............                                                                     $12.5      $ 4.8      $27.1
                                                                                                    =====      =====      =====

------------------------

* 1999, 1998 and 1997 include charges of $10.5 million, $14.5 million and $2.4 million, respectively.

                                                                         DEPRECIATION AND
                                      IDENTIFIABLE ASSETS                  AMORTIZATION                 CAPITAL EXPENDITURES
                                 ------------------------------   ------------------------------   ------------------------------
                                   1999       1998       1997       1999       1998       1997       1999       1998       1997
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                            (MILLIONS)
Sporting goods.................   $346.9     $301.3     $283.6     $ 9.9      $ 9.3      $ 8.1      $13.0      $ 6.9      $14.5
Other recreational.............     32.4       40.4       33.9       0.8        0.8        0.6        0.5        0.6        0.4
Industrial.....................     63.3       66.8       55.7       2.8        2.5        2.8        2.7        9.8        4.5
                                  ------     ------     ------     -----      -----      -----      -----      -----      -----
  Total segment data...........    442.6      408.5      373.2      13.5       12.6       11.5       16.2       17.3       19.4

Corporate......................     20.6       17.0       14.3       0.2        0.1        0.1
                                  ------     ------     ------     -----      -----      -----

  Total continuing
    operations.................    463.2      425.5      387.5      13.7       12.7       11.6       16.2       17.3       19.4
                                  ------     ------     ------     -----      -----      -----      -----      -----      -----
Discontinued operations........     24.7       27.5       31.9       2.9        2.8        2.7        2.6        3.4        4.3
                                  ------     ------     ------     -----      -----      -----      -----      -----      -----
  Total........................   $487.9     $453.0     $419.4     $16.6      $15.5      $14.3      $18.8      $20.7      $23.7
                                  ======     ======     ======     =====      =====      =====      =====      =====      =====

                                    K2 INC.

                               DECEMBER 31, 1999

NOTE 13--SEGMENT DATA (CONTINUED)

                                                        1999       1998       1997
                                                      --------   --------   --------
                                                                (MILLIONS)
NET SALES BY LOCATION
  United States.....................................   $408.1     $381.4     $406.7
  Europe............................................    170.1      153.0      125.0
  Asia..............................................     56.9       40.1       27.3
                                                       ------     ------     ------
    Total net sales.................................   $635.1     $574.5     $559.0
                                                       ======     ======     ======

ASSETS
  United States.....................................   $348.0     $320.9     $315.0
  Europe............................................     94.8       97.3       91.1
  Asia..............................................     45.1       34.8       13.3
                                                       ------     ------     ------
    Total assets....................................   $487.9     $453.0     $419.4
                                                       ======     ======     ======

LONG-LIVED ASSETS
  United States.....................................   $ 99.2     $ 75.4     $ 69.3
  Europe............................................      8.3        8.3        7.4
  Asia..............................................      4.0        2.5        2.6
                                                       ------     ------     ------
    Total long-lived assets.........................   $111.5     $ 86.2     $ 79.3
                                                       ======     ======     ======

                                    K2 INC.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders:

K2 Inc.

    We have audited the accompanying consolidated balance sheets of K2 Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Los Angeles, California
February 21, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Except as noted in the following paragraph the information called for by Items 10, 11, 12 and 13 have been omitted because on or before April 29, 2000, Registrant will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items set forth in that proxy statement is incorporated herein by reference.

    The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of the Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report.

(a-1) Financial Statements (for the three years ended December 31, 1999 unless otherwise stated):

                                                                     PAGE REFERENCE
                                                                       FORM 10-K
                                                                     --------------
       Statements of consolidated income...........................         20
       Consolidated balance sheets at December 31, 1999 and 1998...         21
       Statements of consolidated shareholders' equity.............         22
       Statements of consolidated cash flows.......................         23
       Notes to consolidated financial statements..................      24-43
       Report of Ernst & Young LLP, Independent Auditors...........         44

(a-2)  Consolidated financial statement schedule:
       II--Valuation and qualifying accounts.......................        F-1

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

       (b)(i) By-Laws of K2 Inc., as amended and restated, filed as Exhibit 3 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

      (b)(ii) By-Laws of K2 Inc., as amended, filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

    (4)(a) Rights Agreement dated as of July 1, 1999 between K2 Inc. and Harris Trust Company of California, as Rights Agent, which includes thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution, filed as Item 2, Exhibit 1 to Form 8-A filed August 9, 1999 and incorporated herein by reference.

    (10) Material contracts

       (a) Note Agreement Re: $40,000,000 8.39% Senior Notes due November 20, 2004 dated as of October 15, 1992, filed as Exhibit (10)(b) to Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

           (1) First Amendment to the Note Agreements, dated May 1, 1996, and filed as Exhibit 10.04 to Form 10-Q for the quarter ended
               June 30, 1996 and incorporated herein by reference.

           (2) Second Amendment to the Note Agreements, dated December 1, 1999. Guaranty Agreement Re: $40,000,000 8.39% Senior Notes due November 30, 2004 of K2 Inc. dated as of December 1, 1999.

           (3) Guaranty Agreement Re: $40,000,000 8.39% Senior Notes due November 30, 2004 of K2 Inc. dated as of December 1, 1999.

       (b) Transfer and Administration Agreement among Enterprise Funding Corp. as the Company, K2 Inc. (formerly Anthony Industries, Inc.) as the Transferor and Master Servicer, and NationsBank, N.A. as the Administrative Agent and the Collateral Agent effective May 21, 1996, filed as Exhibit 10.03 to Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

           (1) First Amendment to Receivables Purchase Agreements and Transfer and Administration Agreement dated as of March 15, 1997, filed as
               Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

           (2) Second Amendment to Transfer and Administration Agreement dated as of May 20, 1998 filed as Exhibit (10)(c)(2) to Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

           (3) Seventh Amendment to Transfer and Administration Agreement dated as of February 18, 2000.

       (c) Note Agreement Re: $50,000,000 8.41% Series 1999-A Senior Notes due December 1, 2009, dated as of December 1, 1999.

       (d) Credit Agreement dated as of December 21, 1999 among K2 Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender and the Other Financial Institutions Party Hereto.

       (e) Executive compensation plans and arrangements:

           (1)(i) Retirement agreement dated November 20, 1995 between K2 Inc. and B.I. Forester, filed as Exhibit (10)(d)(1)(i) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

             (ii) Trust for Anthony Industries, Inc. Supplemental Employee
                  Retirement Plan for the Benefit of B.I. Forester between K2 Inc. and Wells Fargo Bank N.A., as Trustee, dated November 20, 1995, filed as Exhibit (10)(d)(1)(ii) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

           (2)(i) Special Supplemental Benefit Agreement between K2 Inc. and Bernard I. Forester dated December 9, 1986, filed as
                  Exhibit (10)(g) to Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.

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

           (9) Employment agreement dated May 8, 1998 between K2 Inc. and Richard M. Rodstein, filed as Item 6, Exhibit 10.01 of Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

           (10) Employment agreement dated May 8, 1998 between K2 Inc. and
                John J. Rangel, filed as Item 6, Exhibit 10.02 of Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

           (11) 1999 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 6, 1999 and incorporated herein by reference.

       (f) (1) Asset Purchase Agreement dated February 16, 1996 among General Aquatics, Inc., KDI Sylvan Pools, Inc. as Buyer, and Anthony Industries, Inc., as Seller, filed as Item 7, Exhibit 99(A) to Form 8-K filed March 21, 1996 and incorporated herein by reference.

           (2) Amended and Restated Agreement and Plan of Merger dated as of July 22, 1999 among K2 Inc., Ride, Inc. and KT Acquisition, Inc. included as Appendix A to Form S-4 Registration No. 333-84791, filed August 9, 1999 and incorporated herein by reference.

           (3) Asset Purchase Agreement dated August 4, 1999 by and between Simplex Products Inc., as Buyer, and K2 Inc., as Seller, filed as
               Item 6, Exhibit 10 of Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

    (21) Subsidiaries

    (23) Consent of Independent Auditors

    (27) Financial Data Schedule

(b) Reports on Form 8-K:

    Report on Form 8-K dated December 23, 1999, amending the Report of Form 8-K dated October 22, 1999, to include the filing of financial statements and pro forma financial information relative to the completion of K2 Inc.'s acquisition of the issued and outstanding shares of common stock of Ride, Inc. on October 7, 1999.

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

                                                       K2 INC.

                                                       By:           /s/ RICHARD M. RODSTEIN
                                                            -----------------------------------------
                                                                       Richard M. Rodstein
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       Date:              March 24, 2000
                                                       --------------------------------------------

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
               /s/ RICHARD M. RODSTEIN                 Director, President and Chief
     -------------------------------------------         Executive Officer (Principal  March 24, 2000
                 Richard M. Rodstein                     Executive Officer)

                 /s/ JOHN J. RANGEL                    Senior Vice President--Finance
     -------------------------------------------         (Principal Financial and      March 24, 2000
                   John J. Rangel                        Accounting Officer)

                  /s/ B.I. FORESTER
     -------------------------------------------       Director, Chairman of the       March 24, 2000
                    B.I. Forester                        Board

                 /s/ SUSAN E. ENGEL
     -------------------------------------------       Director                        March 24, 2000
                   Susan E. Engel

                /s/ JERRY E. GOLDRESS
     -------------------------------------------       Director                        March 24, 2000
                  Jerry E. Goldress

             /s/ WILFORD D. GODBOLD, JR.
     -------------------------------------------       Director                        March 24, 2000
               Wilford D. Godbold, Jr.

               /s/ RICHARD J. HECKMANN
     -------------------------------------------       Director                        March 24, 2000
                 Richard J. Heckmann

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ STEWART M. KASEN
     -------------------------------------------       Director                        March 24, 2000
                  Stewart M. Kasen

                /s/ JOHN H. OFFERMANS
     -------------------------------------------       Director                        March 24, 2000
                  John H. Offermans

             /s/ ALFRED E. OSBORNE, JR.
     -------------------------------------------       Director                        March 24, 2000
               Alfred E. Osborne, Jr.

                                     K2 INC

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                  (THOUSANDS)

                                                                 ADDITIONS
                                                   --------------------------------------     DEDUCTIONS
                                                                               CHARGED      --------------
                                                   CHARGED    ACQUISITIONS     TO OTHER        AMOUNTS
                                      BALANCE AT   TO COSTS    ACCOUNTED       ACCOUNTS       CHARGED TO     BALANCE
                                      BEGINNING      AND        FOR AS A      (PRIMARILY    RESERVE NET OF    AT END
DESCRIPTION                            OF YEAR     EXPENSES     PURCHASE     GROSS SALES)   REINSTATEMENTS   OF YEAR
-----------                           ----------   --------   ------------   ------------   --------------   --------
Year ended December 31, 1999
  Allowance for doubtful items......    $5,798      $2,594       $1,687          $--            $3,507        $6,572
                                        ------      ------       ------          ----           ------        ------
                                        $5,798      $2,594       $1,687          $--            $3,507        $6,572
                                        ======      ======       ======          ====           ======        ======

Year ended December 31, 1998
  Allowance for doubtful items......    $6,590      $2,061       $  --           $--            $2,853        $5,798
                                        ------      ------       ------          ----           ------        ------
                                        $6,590      $2,061       $  --           $--            $2,853        $5,798
                                        ======      ======       ======          ====           ======        ======

Year ended December 31, 1997
  Allowance for doubtful items......    $5,351      $2,289       $  --           $--            $1,050        $6,590
  Other (primarily sales
    discounts)......................     1,062                                   331             1,393
                                        ------      ------       ------          ----           ------        ------
                                        $6,413      $2,289       $  --           $331           $2,443        $6,590
                                        ======      ======       ======          ====           ======        ======