Form 10-K/A
period 1999-12-31
K2 INC
filed 2000-03-30
CIK 6720

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

                                          ERNST & YOUNG LLP

Los Angeles, California
February 21, 2000

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