Form 10-Q
period 2000-03-31
K2 INC
filed 2000-05-15
CIK 6720

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2000                Commission File No. 1-4290

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2000.

Common Stock, par value $1                                   17,949,000 Shares

                           FORM 10-Q QUARTERLY REPORT
                         PART - 1 FINANCIAL INFORMATION

ITEM 1   Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Dollars in thousands, except per share figures)


                                                                     Three months
                                                                    ended March 31
                                                         --------------------------------------
                                                               2000                 1999
                                                         --------------------------------------
                                                                      (Unaudited)
Net sales                                                       $ 181,812            $ 163,060
Cost of products sold                                             130,752              118,749
                                                         -----------------    -----------------
     Gross profit                                                  51,060               44,311

Selling expenses                                                   26,964               23,096
General and administrative expenses                                14,577               13,457
                                                         -----------------    -----------------
     Operating income                                               9,519                7,758

Interest expense                                                    4,566                3,297
Other income, net                                                     (80)                (100)
                                                         -----------------    -----------------

     Income before income taxes                                     5,033                4,561

Provision for income taxes                                          1,711                1,458
                                                         -----------------    -----------------

     Income from continuing operations                              3,322                3,103

     Discontinued operations, net of taxes                            416                  149
                                                         -----------------    -----------------

     Net income                                                 $   3,738            $   3,252
                                                         =================    =================

Basic earnings per share:
     Continuing operations                                      $    0.19            $    0.19
     Discontinued operations                                         0.02                 0.01
                                                         -----------------    -----------------
     Net income                                                      0.21                 0.20
                                                         =================    =================

Diluted earnings per share:
     Continuing operations                                      $    0.18            $    0.19
     Discontinued operations                                         0.02                 0.01
                                                         -----------------    -----------------
     Net income                                                 $    0.20            $    0.20
                                                         =================    =================


Basic shares outstanding                                           17,949               16,566
Diluted shares outstanding                                         17,992               16,566

Cash dividend                                                   $       -            $    0.11


            See notes to consolidated condensed financial statements

CONSOLIDATED BALANCE SHEETS (condensed)
(In thousands, except number of shares)


                                                                                    March 31         December 31
                                                                                      2000              1999
                                                                                -----------------  ----------------
                                                                                  (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                          $   9,747         $   9,421
    Accounts receivable, net                                                             134,837           149,151
    Inventories, net                                                                     163,147           172,154
    Deferred taxes and income taxes receivable                                             5,984            10,030
    Prepaid expenses and other current assets                                              9,135             5,053
                                                                                -----------------  ----------------
      Total current assets                                                               322,850           345,809

Property, plant and equipment                                                            163,916           162,453
Less allowance for depreciation and amortization                                          92,810            89,858
                                                                                -----------------  ----------------
                                                                                          71,106            72,595

Intangibles, principally goodwill, net                                                    40,841            38,928
Net assets of discontinued operations                                                     24,321            24,706
Other                                                                                      4,944             5,840
                                                                                -----------------  ----------------
      Total Assets                                                                     $ 464,062         $ 487,878
                                                                                =================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Bank loans                                                                         $  20,411         $  57,359
    Accounts payable                                                                      39,250            44,231
    Accrued payroll and  related                                                          19,653            19,781
    Other accruals                                                                        34,329            32,808
    Current portion of long-term debt                                                      4,444             4,444
                                                                                -----------------  ----------------
        Total current liabilities                                                        118,087           158,623

Long-term debt                                                                           125,070           107,280
Deferred taxes                                                                             3,423             3,455

Commitments and Contingencies

SHAREHOLDERS' EQUITY
    Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
    Common Stock, $1 par value, authorized 40,000,000 shares, issued shares -
    18,682,810 in 2000 and 1999                                                           18,673            18,673
    Additional paid-in capital                                                           143,326           143,326
    Retained earnings                                                                     78,986            75,248
    Employee Stock Ownership Plan and stock option loans                                  (1,841)           (1,975)
    Treasury shares at cost, 733,810 shares in 2000 and 733,110 in 1999                   (8,998)           (8,992)
    Accumulated other comprehensive loss                                                 (12,664)           (7,760)
                                                                                -----------------  ----------------
      Total Shareholders' Equity                                                         217,482           218,520
                                                                                -----------------  ----------------
      Total Liabilities and Shareholders' Equity                                       $ 464,062         $ 487,878
                                                                                =================  ================

            See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(In thousands)


                                                                                       Three months
                                                                                      ended March 31
                                                                             ---------------------------------
                                                                                  2000              1999
                                                                             ---------------------------------
Operating Activities                                                                   (unaudited)
   Income from continuing operations                                                $ 3,322           $ 3,103
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 3,093             3,131
        Deferred taxes                                                                  914               396
        Changes in operating assets and liabilities:
           Accounts receivable                                                          754           (12,590)
           Inventories                                                                9,007            24,481
           Prepaid expenses and other current assets                                   (982)           (1,866)
           Accounts payable                                                          (4,981)           (6,665)
           Payrolls and other accruals                                                1,393             2,475
                                                                             ---------------   ---------------
Net cash  provided by operating activities                                           12,520            12,465

Investing Activities
     Property, plant & equipment expenditures                                        (1,576)           (3,210)
     Disposals of property, plant & equipment                                             3                74
     Purchase of business                                                                              (2,961)
     Change in accumulated other comprehensive loss                                  (4,904)           (2,412)
     Other items, net                                                                  (724)              596
                                                                             ---------------   ---------------
Net cash used in investing activities                                                (7,201)           (7,913)

Financing Activities
     Borrowings under long-term debt                                                 31,790             5,500
     Payments of long-term debt                                                     (14,000)           (6,000)
     Net decrease in short-term bank loans                                          (36,948)           (2,632)
     Net proceeds from accounts receivable facility                                  13,560
     Dividends paid                                                                                    (1,822)
                                                                             ---------------   ---------------
Net cash used in financing activities                                                (5,598)           (4,954)
                                                                             ---------------   ---------------

Net decrease in cash and cash equivalents from continuing operations                   (279)             (402)

Discontinued operations
   Income from discontinued operations                                                  416               149
   Adjustments to reconcile income to net cash provided by
   discontinued operations:
      Depreciation and amortization                                                     713               755
      Capital expenditures                                                             (109)           (1,360)
      Other items, net                                                                 (415)            1,307
                                                                             ---------------   ---------------
Cash provided by discontinued operations                                                605               851

Net increase in cash and cash equivalents                                               326               449

Cash and cash equivalents at beginning of year                                        9,421             3,394
                                                                             ---------------   ---------------
Cash and cash equivalents at end of period                                          $ 9,747           $ 3,843
                                                                             ===============   ===============

            See notes to consolidated condensed financial statements

                                     K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in K2 Inc.'s ("K2's") Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCES Accounts receivable are net of allowances for doubtful accounts of $6,689,000 at March 31, 2000 and $6,572,000 at December 31, 1999.

INVENTORIES
The components of inventory consist of the following:


                                                                                   March 31            December 31
                                                                                     2000                  1999
                                                                              --------------------  -------------------
                                                                                            (Thousands)
Finished goods                                                                           $123,265             $129,429
Work in process                                                                            10,219               10,573
Raw materials                                                                              31,769               34,228
                                                                              --------------------  -------------------
    Total at lower of FIFO cost or market (approximates
       current cost)                                                                      165,253              174,230
Less LIFO valuation reserve                                                                 2,106                2,076
                                                                              --------------------  -------------------
                                                                                         $163,147             $172,154
                                                                              ====================  ===================

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000


NOTE 3 - DISCONTINUED OPERATIONS

In 1998, K2 adopted a plan to dispose of its Simplex building products division as part of K2's strategic focus on the core sporting goods and other recreational businesses. K2 currently continues to pursue its plan to dispose of Simplex and, accordingly, has reported the operation as discontinued since the date the plan was adopted.

NOTE 4 - ACQUISITIONS

On October 7, 1999 K2 completed the acquisition of Ride, Inc. ("Ride"), a designer and manufacturer of snowboard equipment, apparel and accessories, in an all-stock merger transaction accounted for using the purchase method of accounting. The results of operations of Ride have been included in the consolidated financial statements since the date of acquisition. The following summarized unaudited pro forma results of operations of K2 assume the acquisition of Ride had occurred as of the beginning of the respective periods. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

PRO FORMA INFORMATION (UNAUDITED)
(dollars in thousands, except per share amounts)


                                                         FOR THE QUARTER ENDED MARCH 31,
                                                               2000             1999
                                                         ---------------   -------------
Net sales                                                  $  181,812       $  166,638
Income (loss) from continuing operations                        3,322             (619)
Diluted earnings (loss) per share - continuing operations         .20             (.03)

NOTE 5 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

Covenants contained in K2's $75 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by K2. As of March 31, 2000, $11.1 million of retained earnings were free of such restrictions.

At March 31, 2000, $63.6 million of accounts receivable were sold; $50 million under its existing domestic accounts receivable purchase facility and $13.6 million under a new $20.0 million facility available in Germany. On April 4, 2000, K2 increased the capacity of the domestic accounts receivable purchase facility from $50.0 million to $75.0 million.

NOTE 6 - COMPREHENSIVE INCOME

Total comprehensive (loss) income was ($1.2) million and $0.8 million for the three months ended March 31, 2000 and 1999, respectively. Total comprehensive (loss) income includes the net change in accumulated other comprehensive loss for the period.

NOTE 7- EARNINGS PER SHARE DATA

Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. The March 31, 2000 computation of diluted EPS included the dilutive effects of 43,000 stock options and excluded 1,057,000 stock options outstanding since their inclusion would have been antidilutive. The March 31, 1999 computation of diluted EPS excluded all 1,115,000 stock options since their inclusion would have been antidilutive.

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

NOTE 8 - SEGMENT INFORMATION

The segment information presented below is as of March 31:


                            Net Sales to Unaffiliated
                                    Customers             Intersegment Sales           Operating Profit (Loss)
                            -------------------------- --------------------------     ---------------------------
                                2000         1999          2000         1999             2000           1999
                            ------------- ------------ ------------- ------------     ------------   ------------
                                                                 (Millions)

Sporting goods                   $ 139.3      $ 121.3         $ 9.7        $ 5.8            $ 7.1          $ 4.9
Other recreational                   9.3          9.9           0.1       -                  (0.7)          (0.7)
Industrial                          33.2         31.9           0.5          0.3              4.8            5.1
                            ============= ============ ============= ============     ------------   ------------
   Total segment data            $ 181.8      $ 163.1        $ 10.3        $ 6.1             11.2            9.3
                            ============= ============ ============= ============     ------------   ------------

Corporate expenses, net                                                                      (1.6)          (1.4)

Interest expense                                                                              4.6            3.3
                                                                                      ------------   ------------

Income from continuing operations before provision for income taxes                         $ 5.0          $ 4.6
                                                                                      ============   ============

NOTE 9 - CONTINGENCIES

K2 is subject to various legal actions and proceedings in the normal course of business. While the ultimate outcome of these matters cannot be predicted with certainty, management does not believe these matters will have a material adverse effect on K2's financial statements.

K2 is one of several named potentially responsible parties ("PRP") in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of the K2's required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000


that a liability has been incurred and the amount can be reasonably estimated. At March 31, 2000 and December 31, 1999, K2 had accrued approximately $830,000 and $806,000, respectively, with no provision for expected insurance recovery.

The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

ITEM 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

COMPARATIVE FIRST QUARTER RESULTS OF OPERATIONS

Net sales from continuing operations for the three months ended March 31, 2000 increased 11.5% to $181.8 million from $163.1 million in the year-earlier period. Income from continuing operations for the first quarter of 2000 rose 7.1% to $3.3 million, or $.18 per diluted share, from $3.1 million, or $.19 per diluted share, in the first quarter of 1999. Net income increased to $3.7 million, or $.20 per diluted share, from $3.3 million, or $.20 per diluted share, in the prior year quarter.

NET SALES. In the sporting goods segment, net sales increased 14.8% to $139.3 million from $121.3 million in the 1999 first quarter. The growth was primarily the result of double-digit increases in worldwide fishing tackle and in-line skate sales. Shakespeare fishing tackle has experienced strong sales in the domestic market led by continued growth of the Ugly Stik line, new packaged rods and reels and other new products. The increase in in-line skate sales reflects greater worldwide demand for K2's softboot skates, increased penetration into new European markets and growth of the children's softboot skate line. Despite a mild winter season, snowboard product sales increased overall due to recent acquisitions. Ski shipments declined for the quarter reflecting the mild winter weather in the domestic market and K2's lower domestic ski market share. Stearns sales were off slightly, reflecting a shift in the timing of product shipments to subsequent quarters.

In the other recreational products segment, net sales of $9.3 million declined slightly from the year ago period of $9.9 million. The decline was attributable mainly to lower apparel sales to the advertising specialty market in continued sluggish market conditions.

Net sales of the two businesses in the industrial products group increased 4.2% to $33.2 million from $31.9 million in the prior year's quarter. The improvement was due to higher demand for monofilament line used in the paper industry and increased sales of light poles and outdoor composites.

GROSS PROFIT. Gross profits for the first quarter of 2000 rose 15.2% to $51.1 million, or 28.1% of net sales, as compared with $44.3 million, or 27.2% of net sales, in the year ago quarter. The improvement was attributable to cost reduction programs implemented throughout K2.

COSTS AND EXPENSES. Selling expenses increased 16.7% to $27.0 million, or 14.8% of net sales, from $23.1 million, or 14.2% of net sales, in the prior year's quarter. The dollar increase is attributable to the large increase in sales and the timing of selling expenses associated with recent acquisitions in a seasonally slower sales quarter. General and administrative expenses declined as a percentage of net sales from 8.3%, or $13.5 million in the 1999 first quarter to 8.0%, or $14.6 million, in 2000. The improvement as a percentage of net sales is due to the effect of increased sales and ongoing expense controls throughout K2 .

OPERATING INCOME. Operating income for the first quarter improved 22.7% to $9.5 million, or 5.2% of net sales, as compared to operating income of $7.8 million, or 4.8% of net sales, a year ago. The dollar improvement is due to increased sales and gross profit margins, offset by increased general and administrative and selling expenses.

INTEREST EXPENSE. Interest expense increased $1.3 million to $4.6 million in the first quarter of 2000 compared to $3.3 million in the year-earlier period. Lower average borrowings reduced interest expense by $164,000, which was offset by an increase in interest expense of $1,433,000 due to higher interest rates. The interest rate increase was due to an increase in the LIBOR variable rate as compared to the prior year, an increase in international borrowing costs and the refinancing of variable debt into higher cost long-term fixed debt.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's continuing operating activities provided $12.5 million of cash during both of the three months ended March 31, 2000 and 1999.

Net cash used for investing activities was $7.2 million in the current first quarter compared to $7.9 million in the 1999 first quarter. Capital expenditures in the 2000 period were $1.6 million lower compared to the 1999 first quarter which also had a $3.0 million cash outlay for the acquisition of certain assets of a snowboard company. The current year quarter also reflected an increase of $2.5 million in (accumulated other comprehensive loss) over the prior year quarter. There were no material commitments for capital expenditures at March 31, 2000.

Net cash used in financing activities was $5.6 million in the 2000 first quarter compared with $5.0 million used in the corresponding year-ago quarter. The year-to-year increase of $0.6 million of cash used in financing activities was due to a higher net repayment of debt.

The Company anticipates its remaining cash needs in 2000 will be provided from operations and borrowings under existing credit lines.


STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding sales and earnings, market trends, market conditions, market positioning, product cost reduction efforts, expense control efforts and overall trends which involve substantial risks and uncertainties. K2 cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, economic conditions, product demand, competitive pricing and the impact of foreign exchange on product costs, and other risks described in K2's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 3   Quantitative and Qualitative Disclosures of Market Risk

K2's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. K2 manages its exposure to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into foreign currency forward contracts. K2's risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over quarterly time horizons. Foreign currency exchange rate movements also affect K2's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2's foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place, the continued weakness of the euro and DM against the U.S. dollar is expected to increase the cost of products purchased in U.S. dollars for sale in the European market. As a result, this will have an unfavorable impact on the second quarter 2000, and consequently on earnings and on cash flows. This impact is offset in part by the favorable impact of cost reduction programs that were initiated in anticipation of the continued weakness in these currencies. This analysis ignores the potential effect that may result from changing cost structures. In addition, currency exchange rates are subject to change which could result in a lesser or greater impact to earnings and cash flows.

PART II - OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          (c) At the Annual Meeting of the Stockholders of K2 held April 28, 2000, the following actions were taken:

               (1) Three directors were elected:
                    Richard J. Heckmann - 14,679,536 votes for and 378,724 votes withheld;
                    Robin E. Hernreich  - 14,692,358 votes for and 365,902 votes withheld;
                    Stewart M. Kasen - 14,612,887 votes for and 445,373 votes
                      withheld.

               (3) The selection by the Board of Directors of Ernst & Young LLP as K2's independent auditors for the year 2000 was ratified as follows:
                      14,874,481 votes for, 81,467 votes against and 102,312
                      votes abstained.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                   27  Financial Data Schedule

               (b) Reports on Form 8-K filed in the first quarter ended
                   March 31, 2000

                   None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       K2 INC.
                                                     (registrant)

Date:May 15, 2000                              /s/ RICHARD M. RODSTEIN
                                               --------------------------
                                               Richard M. Rodstein
                                               President and Chief Executive
                                               Officer




Date:May 15, 2000                              /s/ JOHN J. RANGEL
                                               ------------------
                                               John J. Rangel
                                               Senior Vice President - Finance