Form 10-Q
period 2000-06-30
K2 INC
filed 2000-08-14
CIK 6720

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2000                  Commission File No. 1-4290

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

                                                      Yes  X
                                                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2000.

Common Stock, par value $1                                   17,950,000 Shares

                           FORM 10-Q QUARTERLY REPORT
                         PART - 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(In thousands, except per share figures)

                                                                THREE MONTHS                       SIX MONTHS
                                                                ENDED JUNE 30                    ENDED JUNE 30
                                                       -----------------------------------------------------------------
                                                             2000             1999             2000          1999
                                                       --------------------------------  -------------------------------
                                                                                  (Unaudited)
Net sales                                                    $159,049         $158,292         $340,861        $321,352
Cost of products sold                                         107,065          110,122          237,817         228,871
                                                       ---------------  ---------------  --------------- ---------------
     Gross profit                                              51,984           48,170          103,044          92,481

Selling expenses                                               25,356           22,855           52,320          45,951
General and administrative expenses                            13,001           11,787           27,578          25,244
                                                       ---------------  ---------------  --------------- ---------------
     Operating income                                          13,627           13,528           23,146          21,286

Interest expense                                                3,992            3,031            8,558           6,328
Other income, net                                                 (59)             (14)            (139)           (114)
                                                       ---------------  ---------------  --------------- ---------------

     Income before income taxes                                 9,694           10,511           14,727          15,072

Provision for income taxes                                      3,296            3,365            5,007           4,823
                                                       ---------------  ---------------  --------------- ---------------

     Income from continuing operations                          6,398            7,146            9,720          10,249

Discontinued Operations
     Income from operations, net of taxes                         623              858            1,039           1,007
     Estimated loss on disposal, net of taxes                    (718)               -             (718)              -
                                                       ---------------  ---------------  --------------- ---------------
                                                                  (95)             858              321           1,007

     Net income                                                $6,303           $8,004          $10,041         $11,256
                                                       ===============  ===============  =============== ===============

Basic earnings (loss) per share:
     Continuing operations                                      $0.36            $0.43            $0.54           $0.62
     Discontinued operations                                    (0.01)            0.05             0.02            0.06
                                                       ---------------  ---------------  --------------- ---------------
     Net income                                                 $0.35            $0.48            $0.56           $0.68
                                                       ===============  ===============  =============== ===============

Diluted earnings (loss) per share:
     Continuing operations                                      $0.36            $0.43            $0.54           $0.62
     Discontinued operations                                    (0.01)            0.05             0.02            0.06
                                                       ---------------  ---------------  --------------- ---------------
     Net income                                                 $0.35            $0.48            $0.56           $0.68
                                                       ===============  ===============  =============== ===============

Basic shares outstanding                                       17,949           16,566           17,949          16,565
Diluted shares outstanding                                     18,000           16,566           17,998          16,565

Cash dividend per share                                           $ -              $ -              $ -           $0.11

            See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(In thousands, except number of shares)

                                                                                    JUNE 30            DECEMBER 31
                                                                                      2000                 1999
                                                                              ------------------   ------------------
                                                                                  (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                            $2,262               $9,421
    Accounts receivable, net                                                            117,010              149,151
    Inventories, net                                                                    161,801              172,154
    Deferred taxes                                                                        3,559               10,030
    Prepaid expenses and other current assets                                             9,554                5,053
                                                                              ------------------   ------------------
       Total current assets                                                             294,186              345,809

Property, plant and equipment                                                           165,586              162,453
Less allowance for depreciation and amortization                                         95,241               89,858
                                                                              ------------------   ------------------
                                                                                         70,345               72,595

Intangibles, principally goodwill, net                                                   40,982               38,928
Net assets of discontinued operations                                                                         24,706
Other                                                                                     4,177                5,840
                                                                              ------------------   ------------------
       Total Assets                                                                    $409,690             $487,878
                                                                              ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Bank loans                                                                          $21,944              $57,359
    Accounts payable                                                                     35,952               44,231
    Accrued payroll and  related                                                         17,642               19,781
    Other accruals                                                                       35,766               32,808
    Current portion of long-term debt                                                     4,444                4,444
                                                                              ------------------   ------------------
        Total current liabilities                                                       115,748              158,623

Long-term debt                                                                           68,443              107,280
Deferred taxes                                                                            3,423                3,455

Commitments and Contingencies

SHAREHOLDERS' EQUITY
    Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued .
    Common Stock, $1 par value, authorized 40,000,000 shares, issued shares
       18,682,810 in 2000 and 1999                                                       18,674               18,673
    Additional paid-in capital                                                          143,331              143,326
    Retained earnings                                                                    85,289               75,248
    Employee Stock Ownership Plan and stock option loans                                 (1,837)              (1,975)
    Treasury shares at cost, 733,810 shares in 2000 and 733,110 in 1999                  (8,998)              (8,992)
    Accumulated other comprehensive loss                                                (14,383)              (7,760)
                                                                              ------------------   ------------------
       Total Shareholders' Equity                                                       222,076              218,520
                                                                              ------------------   ------------------
       Total Liabilities and Shareholders' Equity                                      $409,690             $487,878
                                                                              ==================   ==================

            See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(In thousands)

                                                                                  SIX MONTHS ENDED JUNE 30
                                                                             -----------------------------------
                                                                                         2000              1999
                                                                             -----------------------------------
                                                                                          (unaudited)
Operating Activities
   Income from continuing operations                                                $   9,720         $  10,249
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                   6,493             6,221
        Deferred taxes                                                                  6,439             2,323
        Changes in operating assets and liabilities:
           Accounts receivable                                                         39,922            12,462
           Inventories                                                                 10,353            34,550
           Prepaid expenses and other current assets                                   (4,501)           (2,192)
           Accounts payable                                                            (8,279)          (11,144)
           Payrolls and other accruals                                                 (5,139)            1,362
                                                                             -----------------  ----------------
Net cash  provided by operating activities                                             55,008            53,831

Investing Activities
     Property, plant & equipment expenditures                                          (4,493)           (6,136)
     Disposals of property, plant & equipment                                             600               136
     Purchase of business                                                                                (2,961)
     Other items, net                                                                  (7,226)             (329)
                                                                             -----------------  ----------------
Net cash used in investing activities                                                 (11,119)           (9,290)

Financing Activities
     Borrowings under long-term debt                                                   67,000            11,500
     Payments of long-term debt                                                      (106,273)          (24,500)
     Net decrease in short-term bank loans                                            (34,979)          (28,088)
     Net payment on accounts receivable facility                                       (7,781)
     Dividends paid                                                                                      (1,820)
                                                                             -----------------  ----------------
Net cash used in financing activities                                                 (82,033)          (42,908)
                                                                             -----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                  (38,144)             1,633
 from continuing operations

Discontinued operations
   Income from discontinued operations                                                    321             1,007
   Proceeds received from sale of discontinued operation                               27,500
   Adjustments to reconcile income to net cash provided by (used in)
     discontinued operations:
      Depreciation and amortization                                                     1,426             1,510
      Capital expenditures                                                               (287)           (1,824)
      Other items, net                                                                  2,025              (763)
                                                                             -----------------  ----------------
Cash provided by (used in) discontinued operations                                     30,985               (70)

Net increase (decrease) in cash and cash equivalents                                   (7,159)            1,563

Cash and cash equivalents at beginning of year                                          9,421             3,394
                                                                             -----------------  ----------------
Cash and cash equivalents at end of period                                          $   2,262         $   4,957
                                                                             =================  ================

            See notes to consolidated condensed financial statements

                                     K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in K2 Inc.'s ("K2's) Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCES
Accounts receivable are net of allowances for doubtful accounts of $6,175,000 at June 30, 2000 and $6,572,000 at December 31, 1999.

INVENTORIES
The components of inventory consist of the following:

                                                             June 30      December 31
                                                               2000            1999
                                                          -------------- ---------------
                                                                   (Thousands)
Finished goods                                                 $123,625        $129,429
Work in process                                                   9,732          10,573
Raw materials                                                    30,324          34,228
                                                          -------------- ---------------
   Total at lower of FIFO cost or market (approximates
     current cost)                                              163,681         174,230
Less LIFO valuation reserve                                       1,880           2,076
                                                          -------------- ---------------
                                                               $161,801        $172,154
                                                          -------------- ---------------

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000


NOTE 3 - DISCONTINUED OPERATIONS

On September 10, 1998, K2 adopted a plan to dispose of its Simplex building products division (the "Division") as part of K2's strategic focus on the core sporting goods and other recreational businesses. Accordingly, the Division has been shown in the consolidated financial statements as a discontinued operation since that date.

On June 30, 2000, K2 completed the sale of the assets and business of the Division to Ludlow Building Products, ("Ludlow") a subsidiary of Tyco International Ltd. Consideration included $27.5 million in cash and the assumption of certain liabilities by Ludlow. The purchase price is subject to final adjustment prior to the end of the fiscal year. The estimated loss on disposal of the Division, net of a tax benefit of $386,000, includes an estimate of the costs of disposal, a reserve for final purchase price adjustments and reserves related to the retention of certain liabilities by K2.


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


PRO FORMA INFORMATION (UNAUDITED)
(dollars in thousands, except per share amounts)

                                                                      FOR THE QUARTER     FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,        ENDED JUNE 30,
                                                                            1999                  1999
                                                                      ---------------     ------------------
Net sales                                                                 $159,927              $326,565
Income (loss)  from continuing operations                                   (3,831)               (4,450)
Diluted earnings (loss) per share - continuing operations                    (0.21)                (0.25)

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000


NOTE 5 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

Covenants contained in K2's $75 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by K2. As of June 30, 2000, $11.1 million of retained earnings was free of such restrictions.

At June 30, 2000, $42 million of accounts receivable were sold: $41 million under K2's $75 million domestic accounts receivable purchase facility and $1 million under a new $20 million facility available in Germany. On April 4, 2000, K2 increased the capacity of the domestic accounts receivable purchase facility from $50 million to $75 million.


NOTE 6 - COMPREHENSIVE INCOME

During the three and six months ended June 30, 2000 total comprehensive income amounted to $4.7 million and $3.5 million, respectively. For the three and six months ended June 30, 1999, total comprehensive income amounted to $7.0 million and $7.9 million, respectively.


NOTE 7- EARNINGS PER SHARE DATA

Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. For the three and six month periods ended June 30, 2000, the computation of diluted EPS included the dilutive effects of 51,000 and 48,000 stock options, respectively, and excluded all 1,014,000 stock options outstanding since their inclusion would have been antidilutive. For both the three and six month periods ended June 30, 1999, computation of diluted EPS excluded all 1,095,000 stock options outstanding since their inclusion would have been antidilutive.

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 8 - SEGMENT INFORMATION

The segment information presented below is for the three months ended June 30:


                                      Net Sales to
                                      Unaffiliated
                                       Customers             Intersegment Sales        Operating Profit (Loss)
                                ------------------------- -------------------------   --------------------------
                                     2000         1999         2000         1999           2000          1999
                                ------------ ------------ ------------ ------------   ------------   -----------
                                                                  (Millions)
Sporting goods                       $116.8       $115.9        $11.1         $8.1          $10.2          $9.5
Other recreational                      9.5         10.4          0.3          0.1           (0.2)         (0.1)
Industrial                             32.8         32.0          0.3          0.2            4.7           5.5
                                ------------ ------------ ------------ ------------   ------------   -----------
   Total segment data                $159.1       $158.3        $11.7         $8.4           14.7          14.9
                                ============ ============ ============ ============   ------------   -----------

Corporate expenses, net                                                                       1.0           1.4

Interest expense                                                                              4.0           3.0
                                                                                      ------------   -----------

Income from continuing operations before provision for income taxes                          $9.7         $10.5
                                                                                      ============   ===========

The segment information presented below is for the six months ended June 30:

                                      Net Sales to
                                      Unaffiliated
                                       Customers             Intersegment Sales        Operating Profit (Loss)
                                ------------------------- -------------------------   --------------------------
                                       2000         1999         2000         1999           2000          1999
                                ------------ ------------ ------------ ------------   ------------   -----------
                                                                  (Millions)
Sporting goods                       $256.1       $237.2        $20.8        $13.9          $17.3         $14.4
Other recreational                     18.8         20.3          0.4          0.1           (0.9)         (0.8)
Industrial                             66.0         63.9          0.8          0.5            9.5          10.6
                                ------------ ------------ ------------ ------------   ------------   -----------
   Total segment data                $340.9       $321.4        $22.0        $14.5           25.9          24.2
                                ============ ============ ============ ============   ------------   -----------

Corporate expenses, net                                                                       2.6           2.8

Interest expense                                                                              8.6           6.3
                                                                                      ------------   -----------

Income from continuing operations before provision for income taxes                         $14.7         $15.1
                                                                                      ============   ===========

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At June 30, 2000 and December 31, 1999, K2 had accrued approximately $905,000 and $806,000, respectively, with no provision for expected insurance recovery.

The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

ITEM 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

COMPARATIVE SECOND QUARTER RESULTS OF OPERATIONS

Net sales from continuing operations for the three months ended June 30, 2000 increased to $159.0 million from $158.3 million in the year-earlier period. Income from continuing operations for the second quarter of 2000 declined 10.5% to $6.4 million, or $.36 per diluted share, from $7.1 million, or $.43 per diluted share, in the second quarter a year ago. Net income for the quarter was $6.3 million, or $.35 per diluted share, as compared with $8.0 million, or $.48 per diluted share, in the prior year quarter.

NET SALES. In the sporting goods segment, net sales improved to $116.8 million from $115.9 million in the 1999 second quarter. Shakespeare fishing tackle sales experienced strong domestic sales led by growth in new reels and new product introductions such as the outdoor furniture line. New sales have resulted from the popularity of the Kickboard, a three-wheeled scooter, primarily in European markets. Snowboard product sales increased reflecting the impact of the acquisition of Ride, Liquid and 5150 in the prior year's fourth quarter. As expected, sales of Stearns products increased, especially in children's life vests, reflecting a shift in the timing of the business. In-line skate sales declined for the quarter, due in part to the weakening of the German currency in the past year, which resulted in lower translated sales for the period. Strong sales in the first quarter, however, resulted in an overall increase of in-line skate sales for the first six months over the prior year period. Ski shipments declined for the quarter due to the continued movement of production offshore resulting in product being delivered closer to the season. Bike shipments declined in a seasonally slow sales quarter reflecting the changing nature of K2's bike business.

In the other recreational products segment, net sales declined to $9.5 million from $10.4 million in the prior year's quarter. The decrease was attributable mainly to lower apparel sales to the corporate apparel market in continued sluggish market conditions.

Net sales of the two businesses in the industrial products group improved 2.5% to $32.8 million from $32.0 million in the prior year's quarter. The sales increase reflected higher demand for specialty resins, elastomers and increased sales of composite light poles.

GROSS PROFIT. Gross profit for the second quarter of 2000 increased 7.9% to $52.0 million, or 32.7% of net sales, as compared with $48.2 million, or 30.4% of net sales, in the year ago quarter. The gross profit improvement reflects the cost reduction programs implemented by K2, including a shift of more of K2's manufacturing to its overseas plants and increasing offshore product sourcing.

COSTS AND EXPENSES. Selling expenses increased to $25.4 million, or 15.9% of net sales, from $22.9 million, or 14.4% of net sales, in the prior year's quarter. General and administrative expenses increased to $13.0 million, or 8.2% of net sales, from $11.8 million, or 7.4% of net sales, in the 1999 first quarter. These increases largely reflect seasonal expenses associated with recent acquisitions in a seasonally slower sales quarter. In addition, K2 also initiated certain marketing programs in the quarter which ordinarily would have occurred later in the year.

OPERATING INCOME. Operating income for the second quarter improved to $13.7 million or 8.6% of net sales, as compared to operating income of $13.5 million, or 8.5% of net sales, a year ago. The improvement reflects increased gross profit margins, offset by increased selling and general and administrative expenses.

INTEREST EXPENSE. Interest expense increased $961,000 to $4.0 million in the second quarter of 2000 compared to $3.0 million in the year-earlier period. Lower average borrowings reduced interest expense by $725,000, which was offset by an increase in interest expense of $1,686,000 due to higher interest rates. The interest rate increase was due to an increase in the LIBOR variable rate as compared to the prior year, an increase in international borrowing costs and the refinancing of variable debt into higher cost long-term fixed debt.


COMPARATIVE SIX-MONTH RESULTS OF OPERATIONS

Net sales from continuing operations for the six months ended June 30, 2000 increased 6.1% to $340.9 million from $321.4 million in the year-earlier period. Income from continuing operations for the first half of 2000 was $9.7 million, or $.54 per diluted share, as compared with $10.2 million, or $.62 per diluted share, in the first six months of 1999. Net income was $10.0 million, or $.56 per diluted share, as compared with $11.3 million, or $.68 per diluted share, in the prior year six months.

NET SALES. In the sporting goods segment, net sales increased 8.0% to $256.1 million from $237.2 million in the 1999 period. The growth was primarily the result of increases in worldwide fishing tackle, snowboard, Kickboard and in-line skate sales. Fishing tackle sales continue to be strong led by the continued growth of the Ugly Stik line, new packaged rods and reels and other new products. Increased snowboard sales are the result of recent acquisitions. New sales of the Kickboard, a recent product innovation, are the result of high demand in the European markets. In-line skate sales have increased for the period despite a substantial weakening in the German currency which had a negative impact on translated sales from the German subsidiary. Partially offsetting these increases were lower sales of ski and bike products. Ski shipments declined for the period reflecting the mild winter weather in the domestic market, the movement of certain production offshore and the plan to deliver product closer to the season. Bike sales declined reflecting the changing nature of the K2's bike business with later delivery of product, closer to the season. Sales of Stearns products were comparable with the prior year.

In the other recreational products segment, net sales for the first six months declined to $18.8 million from $20.3 million in the prior year. The decrease was attributable mainly to lower apparel sales to the advertising specialty market in continued sluggish market conditions.

Net sales of the two businesses in the industrial products group, improved 3.4% to $66.0 million from $63.9 million in the prior year. The sales increase reflects higher demand for specialty resins and elastomers and increased sales of composite light poles.

GROSS PROFIT. Gross profits for the first half of 2000 increased 11.4% to $103.0 million, or 30.2% of net sales, from $92.5 million, or 28.8% of net sales, in the prior year period. The gross profit improvement reflects an increase in sales volume and the cost reduction programs implemented by K2 including a shift of more of K2's manufacturing to it's overseas plants and increasing offshore product sourcing.

COSTS AND EXPENSES. Selling expenses increased to $52.3 million, or 15.3% of net sales, from $46.0 million, or 14.3% of net sales, in the prior year. General and administrative expenses were $27.5 million, or 8.1% of net sales as compared with $25.2 million or 7.9% of net sales, in the prior year. These increases reflect the increase in sales during the first six months of the year and the timing of seasonal expenses associated with recent acquisitions with most of the related sales volume to occur in the second half of the year. In addition, K2 also initiated certain marketing programs in the first six months which ordinarily would have occurred later in the year.

OPERATING INCOME. Operating income for the first six months improved 8.9% to $23.2 million, or 6.8% of net sales as compared with $21.3 million, or 6.6% in the prior year. The improvement reflects increased gross profit margins, offset by increased selling and general and administrative expenses.

INTEREST EXPENSE. Interest expense increased $2.2 million to $8.6 million for the first six months of 2000 compared to $6.3 million in the year-earlier period. Lower average borrowings reduced interest expense by $940,000, which was offset by an increase in interest expense of $3.2 million due to higher interest rates. The interest rate increase was due to an increase in the LIBOR variable rate as compared to the prior year, an increase in international borrowing costs and the refinancing of variable debt into higher cost long-term fixed debt.


LIQUIDITY AND SOURCES OF CAPITAL

K2's continuing operating activities provided $55.0 million of cash during the six months ended June 30, 2000 as compared with $53.8 million of cash provided during the six month period a year ago.

Net cash used for investing activities was $11.1 million in the first half of 2000, compared to $9.3 million in the first half of 1999. Capital expenditures in the 2000 period were $1.6 million lower compared to the 1999 first six months which also had a $3.0 million cash outlay for the acquisition of certain assets of a snowboard company. The current year six months also reflected an increase of $3.2 million in (accumulated other comprehensive loss) over the prior year six months. There were no material commitments for capital expenditures at June 30, 2000.

Net cash used in financing activities was $82.0 million during the six months ended June 30, 2000 as compared with $42.9 million of cash used during the six-month period a year ago. The year to year increase of $39.1 million in cash used was due to higher net repayments of short and long-term debt as well as a net paydown on the domestic accounts receivable facility.

The disposition of the Division resulted in cash of $27.5 million in the period.

K2 anticipates its remaining cash needs in 2000 will be provided from operations and borrowings under existing credit lines.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding sales and earnings, market trends, market conditions, market positioning, product cost reduction efforts, expense control efforts and overall trends which involve substantial risks and uncertainties. K2 cautions that these statements are further qualified by important factors which could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, economic conditions, product demand, competitive pricing and the impact of foreign exchange on product costs, and other risks described in K2's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place, the continued weakness of the euro and DM against the U.S. dollar is expected to continue to increase the cost of products purchased in U.S. dollars for sale in the European market. As a result, this will have an unfavorable impact on the remainder of 2000, and consequently on earnings and on cash flows. This impact is offset in part by the favorable impact of cost reduction programs that were initiated in anticipation of the continued weakness in these currencies. This analysis ignores the potential effect that may result from changing costs. In addition, currency exchange rates are subject to change which could result in lesser or greater impacts to earnings and cash flows.

PART II - OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits

                                    The following exhibits are filed as part of this report.

                                    10      Material Contracts

                                       (a)  Amended and Restated Transfer and
                                            Administration Agreement among
                                            Enterprise Funding Corporation, as
                                            the Company, K2 Funding, Inc., as
                                            the Transferor, K2 Inc. as the
                                            Master Servicer and Bank of America,
                                            National Association as Agent and
                                            Bank Investor dated as of April 4,
                                            2000.

                                       (b)  Asset Purchase Agreement dated June
                                            8, 2000 by and between Tyco
                                            International (US) Inc., Ludlow
                                            Building Products, Inc., as Buyer,
                                            Tyco Plastics Services AG, as IP
                                            Buyer, and K2 Inc., as Seller


                                    27       Financial Data Schedule for the six
                                             months ended June 30, 2000.

                           (b) Reports on Form 8-K filed since the date of the last Form 10-Q

                                    Report on Form 8-K dated July 5, 2000
                                    containing K2's press release dated June 29, 2000 announcing the execution of the agreement for the sale of assets and business of K2's Simplex building products division to Ludlow Building Products.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         K2 INC.
                                                     (registrant)

Date: August 14, 2000                          /S/ RICHARD M. RODSTEIN
                                               -------------------------------
                                               Richard M. Rodstein
                                               President and Chief Executive
                                               Officer




Date: August 14, 2000                          /S/ JOHN J. RANGEL
                                               -------------------------------
                                               John J. Rangel
                                               Senior Vice President - Finance