Form 10-Q
period 2000-09-30
K2 INC
filed 2000-11-14
CIK 6720

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        Quarterly Report under Section 13
                     of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2000             Commission File No. 1-4290

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

                                                     Yes X
                                                         -
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2000.

Common Stock, par value $1                                     17,950,000 Shares

                           FORM 10-Q QUARTERLY REPORT
                         PART - 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(In thousands, except per share figures)

                                                                THREE MONTHS                      NINE MONTHS
                                                             ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                       -----------------------------------------------------------------
                                                            2000             1999             2000            1999
                                                       --------------------------------  -------------------------------
                                                                                  (Unaudited)
Net sales                                                    $163,486         $139,883         $504,347        $461,235
Cost of products sold                                         112,125           96,227          349,942         325,098
                                                       ---------------  ---------------  --------------- ---------------
     Gross profit                                              51,361           43,656          154,405         136,137

Selling expenses                                               26,108           23,171           78,428          69,122
General and administrative expenses                            15,808           12,954           43,386          38,198
                                                       ---------------  ---------------  --------------- ---------------
     Operating income                                           9,445            7,531           32,591          28,817

Interest expense                                                2,777            2,677           11,335           9,005
Other (income) expense,  net                                        9                8             (130)           (106)
                                                       ---------------  ---------------  --------------- ---------------

     Income before income taxes                                 6,659            4,846           21,386          19,918

Provision for income taxes                                      2,131            1,552            7,138           6,375
                                                       ---------------  ---------------  --------------- ---------------

     Income from continuing operations                          4,528            3,294           14,248          13,543

Discontinued Operations
     Income from operations, net of taxes                                           37            1,039           1,044
     Estimated loss on disposal, net of taxes                                        -             (718)              -
                                                       ---------------  ---------------  --------------- ---------------
                                                                                    37              321           1,044

     Net income                                               $ 4,528          $ 3,331          $14,569         $14,587
                                                       ===============  ===============  =============== ===============

Basic earnings per share:
     Continuing operations                                    $  0.25          $  0.20          $  0.79         $  0.82
     Discontinued operations                                                      0.00             0.02            0.06
                                                       ---------------  ---------------  --------------- ---------------
     Net income                                               $  0.25          $  0.20          $  0.81         $  0.88
                                                       ===============  ===============  =============== ===============

Diluted earnings per share:
     Continuing operations                                    $  0.25          $  0.20          $  0.79          $ 0.82
     Discontinued operations                                                      0.00             0.02            0.06
                                                       ---------------  ---------------  --------------- ---------------
     Net income                                               $  0.25          $  0.20          $  0.81         $  0.88
                                                       ===============  ===============  =============== ===============

Basic shares outstanding                                       17,950           16,549           17,950          16,559
Diluted shares outstanding                                     18,069           16,549           18,025          16,559

Cash dividend per share                                       $     -          $     -          $     -         $  0.11

            See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(In thousands, except number of shares)

                                                                                SEPTEMBER 30          DECEMBER 31
                                                                                    2000                 1999
                                                                              ------------------   ------------------
                                                                                 (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                         $      93           $    9,421
    Accounts receivable, net                                                            133,501              149,151
    Inventories, net                                                                    164,867              172,154
    Deferred taxes                                                                        6,966               10,030
    Prepaid expenses and other current assets                                             8,514                5,053
                                                                              ------------------   ------------------
       Total current assets                                                             313,941              345,809

Property, plant and equipment                                                           163,382              162,453
Less allowance for depreciation and amortization                                         92,580               89,858
                                                                              ------------------   ------------------
                                                                                         70,802               72,595

Intangibles, principally goodwill, net                                                   40,435               38,928
Net assets of discontinued operations                                                                         24,706
Other                                                                                     3,586                5,840
                                                                              ------------------   ------------------
       Total Assets                                                                 $   428,764          $   487,878
                                                                              ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Bank loans                                                                       $   23,085           $   57,359
    Accounts payable                                                                     46,593               44,231
    Accrued payroll and related                                                          20,976               19,781
    Other accruals                                                                       38,076               32,808
    Current portion of long-term debt                                                     4,444                4,444
                                                                              ------------------   ------------------
        Total current liabilities                                                       133,174              158,623

Long-term debt                                                                           71,986              107,280
Deferred taxes                                                                            3,423                3,455

Commitments and Contingencies

SHAREHOLDERS' EQUITY
    Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued                  -
    Common Stock, $1 par value, authorized 40,000,000 shares, issued shares
       18,683,810 in 2000 and 18,682,810 in 1999                                         18,674               18,673
    Additional paid-in capital                                                          143,331              143,326
    Retained earnings                                                                    89,817               75,248
    Employee Stock Ownership Plan and stock option loans                                 (1,835)              (1,975)
    Treasury shares at cost, 733,810 shares in 2000 and 733,110 in 1999                  (8,998)              (8,992)
    Accumulated other comprehensive loss                                                (20,808)              (7,760)
                                                                              ------------------   ------------------
       Total Shareholders' Equity                                                       220,181              218,520
                                                                              ------------------   ------------------
       Total Liabilities and Shareholders' Equity                                   $   428,764          $   487,878
                                                                              ==================   ==================

            See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(In thousands)

                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                             -------------------------------------
                                                                                   2000               1999
                                                                             -------------------------------------
                                                                                          (unaudited)
Operating Activities
   Income from continuing operations                                               $   14,248           $  13,543
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                   9,711               9,763
        Deferred taxes                                                                  3,032               1,794
        Changes in operating assets and liabilities:
           Accounts receivable                                                         15,650              10,957
           Inventories                                                                  7,287              22,158
           Prepaid expenses and other current assets                                   (3,461)             (1,723)
           Accounts payable                                                             2,362                 405
           Payrolls and other accruals                                                  6,463               6,078
                                                                             -----------------  ------------------
Net cash provided by operating activities                                              55,292              62,975

Investing Activities
     Property, plant & equipment expenditures                                         (7,884)             (13,640)
     Disposals of property, plant & equipment                                            607                  219
     Purchase of business, net of cash acquired                                                            (2,961)
     Other items, net                                                                (14,225)              (2,564)
                                                                             -----------------  ------------------
Net cash used in investing activities                                                (21,502)             (18,946)

Financing Activities
     Borrowings under long-term debt                                                   85,500              11,500
     Payments of long-term debt                                                      (120,794)            (28,500)
     Net decrease in short-term bank loans                                            (34,274)            (22,236)
     Net payment on accounts receivable facility                                       (1,050)
     Dividends paid                                                                                        (1,820)
                                                                             -----------------  ------------------
Net cash used in financing activities                                                 (70,618)             (41,056)
                                                                             -----------------  ------------------

Net increase (decrease) in cash and cash equivalents                                  (36,828)               2,973
 from continuing operations

Discontinued operations
   Income from discontinued operations                                                    321               1,044
   Proceeds received from sale of discontinued operation                               27,500
   Adjustments to reconcile income to net cash provided by discontinued
     operations:
      Depreciation and amortization                                                     1,357               2,263
      Capital expenditures                                                               (237)             (2,107)
      Other items, net                                                                 (1,441)              2,288
                                                                             -----------------  ------------------
Cash provided by discontinued operations                                               27,500               3,488

Net increase (decrease) in cash and cash equivalents                                   (9,328)              6,461

Cash and cash equivalents at beginning of year                                          9,421               3,394
                                                                             -----------------  ------------------
Cash and cash equivalents at end of period                                         $       93           $   9,855
                                                                             =================  ==================

            See notes to consolidated condensed financial statements

                                     K2 INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE AND ALLOWANCES
Accounts receivable are net of allowances for doubtful accounts of $6,215,000 at September 30, 2000 and $6,572,000 at December 31, 1999.

INVENTORIES
The components of inventory consist of the following:

                                                                        SEPTEMBER 30       DECEMBER 31
                                                                           2000                1999
                                                                     ------------------  -----------------
                                                                                 (Thousands)
Finished goods                                                                $125,810           $127,872
Work in process                                                                 14,175             10,365
Raw materials                                                                   24,882             33,917
                                                                     ------------------  -----------------

    Total inventories                                                         $164,867           $172,154
                                                                     ==================  =================

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEWLY ISSUED ACCOUNTING STANDARDS
In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." In 1999, the Financial Accounting Standards Board issued SFAS No. 137 to delay the effective date of SFAS No. 133. The Statement will require K2 to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is required to adopt SFAS No. 133 on January 1, 2001 and is currently evaluating the impact on the financial statements.


NOTE 3 - DISCONTINUED OPERATIONS

On September 10, 1998, K2 adopted a plan to dispose of its Simplex building products division (the "Division") as part of K2's strategic focus on the core sporting goods and other recreational businesses. Accordingly, the Division has been shown in the consolidated financial statements as a discontinued operation since that date.

On June 30, 2000, K2 completed the sale of the assets and business of the Division to Ludlow Building Products, ("Ludlow") a subsidiary of Tyco International Ltd. Initial consideration, subject to adjustment for closing balance sheet calculations, included $27.5 million in cash and the assumption of certain liabilities by Ludlow. The estimated loss on disposal of the Division, net of a tax benefit of $386,000, includes an estimate of the costs of disposal, a reserve for final purchase price adjustments and reserves related to the retention of certain liabilities by K2. Subsequent to the quarter end, the closing balance sheet amounts were finalized, resulting in a $3.1 million reduction in cash proceeds on the sale due mainly to a reduction in net assets that occurred prior to closing.

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000


NOTE 4 - ACQUISITIONS

On October 7, 1999, K2 completed the acquisition of Ride, Inc. ("Ride"), a designer and manufacturer of snowboard equipment, apparel and accessories, in an all-stock merger transaction accounted for using the purchase method of accounting. The results of operations of Ride have been included in the consolidated financial statements since the date of acquisition. The following summarized unaudited pro forma results of operations of K2 assume the acquisition of Ride had occurred as of the beginning of the respective periods. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:


        Pro Forma Information (Unaudited)
        (dollars in thousands, except per share amounts)

                                                             FOR THE QUARTER    FOR THE NINE MONTHS
                                                                  ENDED                 ENDED
                                                           SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                                           ------------------    ------------------
Net sales                                                  $          153,147    $          479,712
Loss from continuing operations                                        (1,564)               (6,014)
Diluted loss per share - continuing operations                          (0.09)                (0.33)


NOTE 5 - BORROWINGS AND OTHER FINANCIAL INSTRUMENTS

Covenants contained in K2's $75 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by K2. As of September 30, 2000, $11.3 million of retained earnings were free of such restrictions.

At September 30, 2000, $49 million of accounts receivable were sold under K2's $75 million domestic accounts receivable purchase facility, with no amounts sold under the $20 million facility available in Germany. On April 4, 2000, K2 increased the capacity of the domestic accounts receivable purchase facility from $50 million to $75 million.


NOTE 6 - COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is as follows:


                                        FOR THE QUARTER ENDED   FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                        ---------------------   --------------------------
                                         2000         1999        2000            1999
                                        --------     --------   --------       -----------
                                                            (Thousands)
Net Income                             $ 4,528        $3,331      $14,569        $14,587

Change in Cumulative
  Translation Adjustment                (4,369)          704       (8,690)        (1,599)
                                       --------------------------------------------------

Total Comprehensive Income             $   159        $4,035      $ 5,879        $12,988
                                       ===================================================

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000


NOTE 7- EARNINGS PER SHARE DATA

Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. For the three and nine month periods ended September 30, 2000, the computation of diluted EPS included the dilutive effects of options on 119,000 and 75,000 shares of K2's common stock, respectively, and excluded 968,000 stock options outstanding since their inclusion would have been antidilutive. For both the three and nine month periods ended September 30, 1999, computation of diluted EPS excluded all options on 1,083,000 shares of common stock since their inclusion would have been antidilutive.

NOTE 8 - SEGMENT INFORMATION

The segment information presented below is for the three months ended September 30:

                                      NET SALES TO
                                      UNAFFILIATED
                                       CUSTOMERS             INTERSEGMENT SALES        OPERATING PROFIT (LOSS)
                                ------------------------- -------------------------   --------------------------
                                   2000         1999         2000         1999           2000           1999
                                ------------ ------------ ------------ ------------   ------------   -----------
                                                                  (Millions)
Sporting goods                      $ 126.6      $ 102.1      $  10.6       $  6.2         $  8.3        $  5.9
Other recreational                     10.7         10.4          0.2            -           (0.1)         (0.3)
Industrial                             26.2         27.4          0.2          0.4            2.4           3.9
                                ------------ ------------ ------------ ------------   ------------   -----------
   Total segment data               $ 163.5      $ 139.9      $  11.0       $  6.6           10.6           9.5
                                ============ ============ ============ ============   ------------   -----------

Corporate expenses, net                                                                       1.1           2.0

Interest expense                                                                              2.8           2.7
                                                                                      ------------   -----------

Income from continuing operations before provision for income taxes                         $ 6.7         $ 4.8
                                                                                      ============   ===========

                                     K2 INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

NOTE 8 - SEGMENT INFORMATION (CONTINUED)

The segment information presented below is for the nine months ended September
30:

                                      NET SALES TO
                                      UNAFFILIATED
                                       CUSTOMERS             INTERSEGMENT SALES        OPERATING PROFIT (LOSS)
                                ------------------------- -------------------------   --------------------------
                                   2000         1999         2000         1999           2000           1999
                                ------------ ------------ ------------ ------------   ------------   -----------
                                                                  (Millions)
Sporting goods                      $ 382.7      $ 339.3       $ 31.4       $ 20.1         $ 25.6        $ 20.3
Other recreational                     29.4         30.7          0.6          0.1           (1.0)         (1.1)
Industrial                             92.2         91.2          1.1          0.9           11.9          14.5
                                ------------ ------------ ------------ ------------   ------------   -----------
   Total segment data               $ 504.3      $ 461.2       $ 33.1       $ 21.1           36.5          33.7
                                ============ ============ ============ ============   ------------   -----------

Corporate expenses, net                                                                       3.8           4.8

Interest expense                                                                             11.3           9.0
                                                                                      ------------   -----------

Income from continuing operations before provision for income taxes                        $ 21.4        $ 19.9
                                                                                      ============   ===========


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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. At September 30, 2000 and December 31, 1999, K2 had accrued approximately $829,000 and $806,000, respectively, with no provision for expected insurance recovery.

The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARATIVE THIRD QUARTER RESULTS OF OPERATIONS

Net sales from continuing operations for the three months ended September 30, 2000 increased 16.9% to $163.5 million from $139.9 million in the year-earlier period. Net income and income from continuing operations for the third quarter of 2000 improved 37.5% to $4.5 million, or $.25 per diluted share, from $3.3 million, or $.20 per diluted share, in the third quarter a year ago.

NET SALES. In the sporting goods segment, net sales improved 24.0 % to $126.6 million from $102.1 million in the 1999 third quarter. Sales in the quarter benefited from double-digit percentage increases in snowboards, Kickboard scooters, and Stearns marine products. Snowboard product sales increased reflecting the strong demand for K2 and Ride products and from the acquisitions of Ride and Morrow. The newly created small-wheeled products group reported improved sales, despite a decline in in-line skate sales, resulting from the popularity of the Kickboard, a three-wheeled scooter sold primarily in the European market. In-line skate sales declined due to market conditions and from the weakening of the German currency in the past year which resulted in lower translated sales for the period. Sales of Stearns products increased for the quarter reflecting the benefit of new outdoor products and a shift in the timing of shipments. Shakespeare fishing tackle sales continued to improve in the seasonally slow third quarter with strong worldwide sales led by the popularity of packaged rods and reels and new product introductions. Ski shipments were comparable with the prior year's quarter, however, the domestic market reported strong sales reflecting initial popularity of the new K2 MOD-X ski line. Bike shipments declined in the quarter due to the changing nature of K2's bike business.

In the other recreational products segment, net sales improved to $10.7 million from $10.4 million in the prior year's quarter. The increase was attributable to a double-digit percentage improvement in sales of skateboard shoes, partially offset by lower corporate apparel sales to the advertising specialty market caused by continued sluggish market conditions.

Net sales of the two businesses in the industrial products group declined to $26.2 million from $27.4 million in the prior year's quarter. The sales decrease reflected reduced demand for monofilament line used in the paper industry. Partially offsetting this were improved sales of specialty monofilaments and composite light poles.

GROSS PROFIT. Gross profit for the third quarter of 2000 increased 17.6% to $51.4 million, or 31.4% of net sales, as compared with $43.7 million, or 31.2% of net sales, in the year ago quarter. The gross profit improvement reflects an increase in sales volume together with the benefits of K2's cost reduction program that includes a shift of ski and snowboard manufacturing to K2's overseas plants. This improvement has been partially offset by declining margins in the industrial products businesses and the impact of a weaker Euro on sales of dollar denominated products in Europe.

COSTS AND EXPENSES. Selling expenses for the quarter increased to $26.1 million from $23.2 million, but improved as a percentage of net sales to 16.0% from 16.6%, in the prior year's quarter. General and administrative expenses increased to $15.8 million, or 9.7% of net sales, from $13.0 million, or 9.3% of net sales, in the 1999 third quarter. The improvement in selling expenses as a percentage of net sales was due to the timing of expenses which were incurred in the first six months of 2000 rather than the 2000 third quarter. General and administrative expenses increased due to the inclusion of expenses resulting from the Ride acquisition in the 1999 fourth quarter.

OPERATING INCOME. Operating income for the third quarter improved 25.3% to $9.4 million or 5.8% of net sales, as compared to operating income of $7.5 million, or 5.4% of net sales, a year ago. The increase reflects higher sales volume, improved gross profit margins and a reduction in operating expenses as a percentage of sales.

INTEREST EXPENSE. Interest expense increased $100,000 to $2.8 million in the third quarter of 2000 compared to $2.7 million in the year-earlier period. Lower average borrowings reduced interest expense by $815,000, which was offset by an increase in interest expense of $915,000 due to higher interest rates. The interest rate increase was due to an increase in the LIBOR variable rate as compared to the prior year, an increase in international borrowing costs and the refinancing of variable debt into higher cost long-term fixed debt.


COMPARATIVE NINE-MONTH RESULTS OF OPERATIONS

Net sales from continuing operations for the nine months ended September 30, 2000 increased 9.3% to $504.3 million from $461.2 million in the year-earlier period. Income from continuing operations for the first nine months of 2000 was $14.2 million, or $.79 per diluted share, as compared with $13.5 million, or $.82 per diluted share, in the first nine months of 1999. Net income was $14.6 million, or $.81 per diluted share, as compared with $14.6 million, or $.88 per diluted share, in the prior year nine months.

NET SALES. In the sporting goods segment, net sales increased 12.8% to $382.7 million from $339.3 million in the 1999 period. The growth was primarily the result of increased sales in snowboards, fishing tackle, small-wheeled products and Stearns marine products. Increased snowboard sales benefitted from strong demand for K2 and Ride products and from the Ride and Morrow acquisitions in 1999. Fishing tackle sales improved, led by the continued growth of new packaged rods and reels and other new products such as the outdoor furniture line. Although sales of small-wheeled products increased, led by new shipments of the Kickboard scooter in the European markets, in-line skate sales declined over the prior year due to market conditions. The substantial weakening of the German currency also had a negative impact on translated sales of in-line skates from the German subsidiary. Sales of Stearns marine products improved over the prior year led by increased sales of children's water ski vests and outdoor water products. Partially offsetting these increases were lower ski and bike sales. Bike sales declined reflecting the changing nature of K2's bike business.

In the other recreational products segment, net sales for the first nine months declined to $29.4 million from $30.7 million in the prior year. The decrease was attributable mainly to lower apparel sales to the advertising specialty market in continued sluggish market conditions.

Net sales of the two businesses in the industrial products group, improved to $92.2 million from $91.2 million in the prior year. The sales improvement reflects increased sales of specialty resins, elastomers and composite light poles, partially offset by reduced demand for monofilament line used in the paper industry.

GROSS PROFIT. Gross profits for the first nine months of 2000 increased 13.4% to $154.4 million, or 30.6% of net sales, from $136.1 million, or 29.5% of net sales, in the prior year period. The gross profit improvement reflects an increase in sales volume together with the benefits of K2's cost reduction program that includes a shift of ski and snowboard manufacturing to K2's overseas plants. This improvement has been partially offset by declining margins in the industrial products businesses and the impact of a weaker Euro on sales of dollar denominated products in Europe.

COSTS AND EXPENSES. Selling expenses increased to $78.4 million, or 15.6% of net sales, from $69.1 million, or 15.0% of net sales, in the prior year. General and administrative expenses were $43.4 million, or 8.6% of net sales as compared with $38.2 million or 8.3% of net sales, in the prior year. These increases reflect the increase in sales during the first nine months of the year along with the inclusion of a full nine months of additional operating expenses resulting from the Ride acquisition in the prior year's fourth quarter.

OPERATING INCOME. Operating income for the first nine months improved 13.1% to $32.6 million, or 6.5% of net sales as compared with $28.8 million, or 6.2% in the prior year. The improvement reflects higher sales volume and gross profit margins, offset by increased selling and general and administrative expenses.

INTEREST EXPENSE. Interest expense increased $2.3 million to $11.3 million for the first nine months of 2000 compared to $9.0 million in the year-earlier period. Lower average borrowings reduced interest expense by $1.4 million, which was offset by an increase in interest expense of $3.7 million due to higher interest rates. The higher interest rates resulted from an increase in the LIBOR variable rate as compared to the prior year, an increase in international borrowing costs and the refinancing of variable debt into higher cost long-term fixed debt.


LIQUIDITY AND SOURCES OF CAPITAL

K2's continuing operating activities provided $55.3 million of cash during the nine months ended September 30, 2000 as compared with $63.0 million of cash provided during the nine month period a year ago.

Net cash used for investing activities was $21.5 million in the first nine months of 2000, compared to $18.9 million in the first nine months of 1999. Capital expenditures in the 2000 period were $5.8 million lower compared to the 1999 first nine months which also had a $3.0 million cash outlay for the acquisition of certain assets of a snowboard company. The current year nine months also reflected an increase of $10.7 million in accumulated other comprehensive loss over the prior year nine months due to the impact of the weakened Euro on K2's net investments overseas. There were no material commitments for capital expenditures at September 30, 2000.

Net cash used in financing activities was $70.6 million during the nine months ended September 30, 2000 as compared with $41.1 million of cash used during the nine-month period a year ago. The year-to-year increase of $29.5 million in cash used was due to higher net repayments of short and long-term debt as well as a net paydown on the domestic accounts receivable facility.

The sale of Simplex resulted in cash of $27.5 million in the period.

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

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place, the continued weakness of the euro and DM against the U.S. dollar is expected to continue to increase the cost of products purchased in U.S. dollars for sale in the European market. As a result, this is expected to have an unfavorable impact on the remainder of 2000 and into 2001, and consequently on earnings and on cash flows for those periods, should the Euro continue to be weak. This impact is offset in part by the favorable impact of cost reduction programs initiated in anticipation of the continued weakness in these currencies. This analysis ignores the potential effects resulting from changing costs. In addition, currency exchange rates are subject to change, which could result in lesser or greater impacts to earnings and cash flows.

PART II - OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  The following exhibits are filed as part of this report.


                  27 Financial Data Schedule for the nine months ended September 30, 2000.


            (b)   Reports on Form 8-K filed since the date of the last Form 10-Q

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   K2 INC.
                                                (registrant)

Date:  November 14, 2000                    /s/ RICHARD M. RODSTEIN
                                            --------------------------
                                            Richard M. Rodstein
                                            President and Chief Executive
Officer




Date:  November 14, 2000                    /s/ JOHN J. RANGEL
                                            ------------------
                                            John J. Rangel
                                            Senior Vice President - Finance