Form 10-K405
period 2000-12-31
K2 INC
filed 2001-03-30
CIK 6720

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2000	Commission File No. 1-4290

K2 INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2077125
(State of Incorporation)	(I.R.S. Employer Identification No.)
4900 South Eastern Avenue Los Angeles, California	90040
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (323) 724-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange
Pacific Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

    Indicate by an "X" whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days. Yes /x/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $152,354,188 as of March 7, 2001.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 23, 2001.

Common Stock, par value $1                   17,945,134 Shares

Documents Incorporated by Reference

    Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 3, 2001 are incorporated by reference in Part III.

FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS:

General

    K2 Inc. ("K2") is a premier, branded consumer products company with a primary focus on sporting goods and other recreational products as well as certain niche industrial products. The Company offers a diverse portfolio of products used primarily in individual sports activities such as alpine skiing, snowboarding, in-line skating, mountain and BMX biking, fishing and watersport activities. K2's sporting goods include several name brand lines such as K2 and Olin alpine skis, K2, Ride and Morrow snowboards, boots and bindings, K2 in-line skates, K2 Kickboard scooters, K2 bikes, Shakespeare fishing rods and reels, Stearns personal flotation devices, rainwear, and wet suits and K2 backpacks. K2's other recreational products include Hilton corporate casual apparel, Planet Earth skateboards and apparel and Adio shoes. K2's industrial products consist primarily of Shakespeare monofilament line used in weed trimmers, in paper mills and as fishing line, and Shakespeare fiberglass and composite marine antennas, and composite utility and decorative light poles. Founded in 1946, K2 has grown to over $670 million in annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic information, see Note 14 to Notes to Consolidated Financial Statements. Registered and other trademarks and tradenames of Company products are italicized in this Form 10-K.

    In recent years, K2 has aggressively expanded into several new sporting goods markets in the United States, Europe and Japan, including Kickboard scooters, in-line skates, snowboards, footwear and fishing tackle reels and kits and combos. Management believes these newer products have benefited from the brand strength, reputation, distribution, and the market share positions of other K2 products, several of which are now among the top brands in their respective markets. For example, management believes K2 has the #1 market position in worldwide in-line skates and in premium-priced scooters in Europe, and the #2 market position worldwide in snowboard products. Management also believes that Stearns has the #1 worldwide market position in personal flotation devices and that Shakespeare leads in worldwide fishing rods, reels, kits and combo sales, while the Ugly Stik is the top selling line of moderately priced fishing rods.

    In 1998, K2 adopted a plan to sell its Simplex building products division ("Division"). As a result, K2 reclassified the Division as a discontinued operation in 1998 and similarly reclassified prior years' operations (see Note 3 to Notes to Consolidated Financial Statements for further discussion). On June 30, 2000, K2 completed the sale of the assets and business. Consequently, the discussion which follows focuses on the continuing operations of K2.

    K2's common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: KTO).

Sporting Goods Products

    Net sales for sporting goods products were $509.6 million in 2000, $480.6 million in 1999 and $410.0 million in 1998. The following table lists K2's principal sporting good products and the brand names under which they are sold.

Product	Brand Name
Alpine skis	K2, Olin
Snowboards and accessories	K2, Ride, 5150, Liquid, Morrow
In-line skates	K2
Kickboard scooters	K2
Fishing rods, reels and fishing kits	Shakespeare, Ugly Stik, Pfleuger
Active water sports products	Stearns
Mountain and BMX bikes	K2
Backpacks	K2, Dana Design

    Alpine Skis.  K2 sells its alpine skis under the names K2 and Olin in the 3 major ski markets of the world—the United States, Europe and Japan. While participation rates for alpine skiing have been relatively flat during the past several years, K2 believes that industry retail sales have declined in the domestic market during the same period. In particular, K2 believes poor weather conditions in certain markets, the high cost of skiing, the opportunity to participate in alternative activities such as snowboarding, and the increased use of rental or demo skis further contributed to a decline in retail sales. K2 skis, however, have benefited in the last year from their increasing popularity among retail purchasers, resulting from recent innovations including performing enhancing MOD technology, attractive graphics and creative marketing. K2's new MOD ski line has been well received by dealers and customers, especially in the United States market.

    K2 and Olin skis are manufactured by K2 in the United States and in its low-cost facility in China. The skis are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. K2 and Olin alpine skis are marketed to skiers ranging from beginners to top racers using youthful and fun advertising. Within each brand, K2 offers various styles of skis to meet the performance, usage and terrain requirements of the consumer. From a pricing perspective, K2 positions the brands in the mid-level and premium price points, reflecting the quality of the product and the continual incorporation of technological innovations. To assist in its marketing efforts, K2 sponsors amateur and professional skiers.

    Snowboards.  K2 sells snowboards, boots, bindings and snowboard apparel under the K2, Ride, Morrow, 5150 and Liquid brands. K2 also sells strapless snowboard bindings and compatible snowboard boots under the K2 Clicker brand. Back country accessories, including packs and high performance snowshoes integrating the Clicker bindings and backpacks for carrying snowboards and other gear when hiking into the back country are being marketed under the K2 Brand. The snowboard market, which is highly fragmented, has been consolidating in favor of the larger, better established brands. K2 manufactures most of its own snowboards. K2 believes its manufacturing capability and ability to innovate provide a competitive advantage. Like its alpine skis, K2 snowboards are of high quality, have innovative features and attractive graphics and are creatively marketed.

    K2's innovations in its snowboarding line include the Clicker, an advanced step-in binding system for snowboards, the Ride M2 construction featuring the edge contact system which results in a better turning board, and the Fatbob board, an extra-wide snowboard for people with large feet. The Clicker was among the first commercially available step-in binding systems for snowboards.

    K2's snowboards are manufactured by K2 in its world-class facility in China. During early 2001, K2 consolidated its remaining snowboard production into its low-cost China facility. K2's snowboard brands are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. Like K2 skis, K2, Ride and Morrow snowboards are marketed using youthful and fun advertising, and K2 sponsors professional and amateur snowboarders.

    In-Line Skates.  K2 introduced its K2 soft boot in-line skates in 1994. The in-line skate market in the U.S. grew dramatically as K2's sales of this product went from $10 to $117 million in four years. The domestic market, however, declined in 1999 and 2000. Growth in the European market also slowed in 1999 and declined in 2000.

    K2's in-line skates target the enthusiast and are priced at the mid to upper end of the industry's price points. K2 skates are attractive and of high quality and have innovative features such as a soft mesh and leather upper designed for improved comfort, with a rigid plastic cuff for support. K2's skates incorporate several innovations, including a soft boot with hinged support cuffs outside the walls of the soft boot. The patented product line is designed for performance as well as superior comfort and support. K2 also sells women's-specific skates and adjustable-size, softboot skates for children.

    K2 in-line skates are manufactured to Company specifications and primarily assembled by a vendor in China. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. During 2000, sales of in-line skates in Europe amounted to approximately 54% of total in-line skate sales.

    Kickboard Scooters.  K2 sells a line of scooters under the K2 Kickboard brand, primarily in Europe. The line of scooters includes two, three and four-wheeled scooters with innovative steering and deck designs. The kickboards are used for recreational and transportation uses by a wide range of consumers.

    K2 Kickboards are manufactured to Company specifications and assembled by vendors in China. Independent and Company-owned distributors sell them to specialty retail and sporting goods chains primarily in Europe. The kickboards are marketed in youthful and fun advertising.

    Fishing Rods, Reels and Fishing Kits and Combos.  K2 sells fishing rods, reels and fishing line throughout the world. K2 believes that Shakespeare's Ugly Stik models have been the best selling fishing rods in the U.S. over the past 20 years. The success of these fishing rods has allowed K2 to establish a strong position with retailers and mass merchandisers, thereby increasing sales of new rods, reels and kits and combos and allowing K2 to introduce new products such as collapsible furniture to its distribution. Shakespeare rods and reels are manufactured principally in China, although blanks for the Ugly Stik fishing rod are made by K2 in the United States. Shakespeare products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers.

    Active Water Sports Products.  K2 sells Stearns flotation vests, jackets and suits ("personal flotation devices"), cold water immersion products, waders, wet suits, outdoor products, rainwear and inflatable and towable water products in the United States and in certain foreign countries. In the United States, occupants of boats are required by law either to wear or have available personal flotation devices meeting Coast Guard standards. Stearns personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories. Stearns manufactures most of its personal flotation devices in the U.S. and sources its other products from Asia. Stearns products are sold principally through an in-house marketing staff and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

    Mountain and BMX Bikes.  K2 designs and distributes high quality full-suspension mountain bikes, front suspension mountain bikes, comfort bikes, road bikes and BMX bikes and accessories under the

K2 name in the United States and internationally. Performance and comfort are provided by mountain bikes which have shock absorbing elements for either front and rear wheels or front wheels only, thereby improving climbing ability and decreasing rider fatigue and off-road vibration. K2 entered the high-end, full-suspension mountain bike business in 1993 through its acquisition of Girvin and in late 1998, introduced several new products to reposition its product line at more popular price points. In addition to its premium bike, K2's product line includes front suspension or "hardtail" bikes, the K2 road bike and comfort series and K2 BMX bikes. The comfort series line, is designed to appeal to a more mature recreational audience and is equipped with dampening technology in the seat and handlebar stem. K2's BMX line is supported by a professional BMX rider, providing the product with exposure on television and at other events.

    The bikes are manufactured and assembled to K2's specifications by vendors and are marketed by an in-house marketing staff and are sold by independent sales representatives to independent bicycle dealers and other K2 retailers in the U.S. and through distributors internationally.

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

Other Recreational Products

    Net sales for other recreational products were $42.2 million in 2000, $42.8 million in 1999 and $45.2 million in 1998. The following table lists K2's principal other recreational products and brand names under which they are sold.

Product	Brand Name
Imprinted Corporate Casuals	Hilton
Skateboard apparel	Planet Earth
Snowboard apparel	Planet Earth
Skateboard shoes	Adio and Hawk

    Corporate Casuals.  K2 manufactures and distributes jackets, shirts, fleece tops and other active wear under the Hilton and USA brand names. The products are sold in the United States to either corporate buyers or advertising specialty distributors, embroiderers and screen printers who in turn sell imprinted items, including garments, principally to corporate buyers. Hilton and USA apparel, which are both manufactured by K2 in the United States and sourced from offshore vendors, are sold through catalogs, by a direct sales force and by independent sales representatives.

    Skateboard and snowboard apparel and skateboard shoes.  Skateboard and snowboard apparel and skateboard shoes are sold in the U.S., Europe and Japan. Suppliers, primarily located in Asia, manufacture these products to K2's specifications. Independents sales representatives sell the products through Company-owned and independent distributors in Europe and Asia and to retailers in the domestic market. K2's skateboard shoes are designed with significant assistance from a group of well-known professional skateboarders. With favorable demographic trends, skateboarding has been enjoying a significant resurgence in popularity, principally among pre-teen and early teen boys. Skateboard shoes, are marketed under the Adio and Hawk brand names, and models are named after the specific skateboarder who aided in the design. The Hawk brand of shoes has been designed and introduced in cooperation with Tony Hawk, the best known professional skateboarder in the world.

Industrial Products

    Net sales of industrial products were $119.0 million in 2000, $122.6 million in 1999 and $128.8 million in 1998. The following table lists K2's principal industrial products and the brand names under which they are sold.

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

    Composite Utility and Decorative Light Poles.  K2 produces and directly sells composite utility and decorative light poles under the Shakespeare name in the United States, principally to public and private utilities and developers for specialty and unique applications. K2 believes a large majority of major utility companies in the United States have approved the use of composites for its light and utility poles.

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

Competition

    K2's competition varies among its business lines. The sporting goods markets and recreational products markets are generally highly competitive, with competition centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than snowboards and active wear) consists of a relatively small number of large producers, some of whom have greater financial and other resources than K2. A relatively large number of companies compete in snowboards and active wear. While K2 believes its well-recognized brand names, established distribution networks and reputation for developing and introducing innovative products have been key factors in the successful introduction of its sporting goods products, there are no significant technological or capital barriers to entry into the markets for many sporting goods and recreational products. These markets face competition from other leisure activities, and sales of leisure products are affected by changes in consumer tastes, which are difficult to predict.

    K2 believes its industrial products segment competes based on product quality, service and delivery, however, K2's industrial products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products. Composite utility and light poles compete with products made of other materials, such as wood and aluminum. Certain industrial competitors have greater financial and other resources than K2.

Manufacturing, Foreign Sourcing and Raw Materials

    K2 believes that for the products within its core categories, it is of strategic importance to develop the capability to source and manufacture high-quality, low cost products. As a result, K2 currently manufactures several products in the People's Republic of China, including most of its fishing rods and reels and snowboards, approximately one-half of its skis and certain low-cost marine antennas. Additionally, K2's sourcing group currently purchases all in-line skates from a vendor in China. Certain other products are sourced from various vendors in Asia, Latin America and Europe. The remaining products are manufactured by K2 in its U.S. factories and in England.

    K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses, although the cost of certain raw materials has increased. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. K2's sporting goods products are manufactured in the People's Republic of China which trades with the United States under Normal Trade Relations ("NTR") status. While K2 believes alternative sources for these products produced in China could be found, maintaining its existing costs of such products will depend on China's continuing to be treated under NTR tariff rates, which the United States must shortly review. Timely supply from its factories and suppliers in China is dependent on uninterrupted trade with China. Should there be an interruption in trade with China, it could have a significant adverse impact on sales and earnings. Additionally, the gross margins on K2's products manufactured or sourced in the U.S. or in Asia and distributed in Europe will depend on the relative exchange rates between the U.S. dollar and the Euro.

    K2 has not experienced any substantial difficulty in obtaining raw materials for its industrial products segment, although the cost of certain raw materials has increased.

Seasonality and Cyclicality; Backlog

    Sales of K2's sporting goods are generally highly seasonal and in many instances are dependent on weather conditions. K2's industrial products are mildly seasonal. This seasonality causes K2's financial results to vary from quarter to quarter, and K2's sales and earnings are usually weakest in the first quarter. In addition, the nature of K2's ski, snowboard, bike, in-line skate, fishing tackle and water sports products businesses requires that in anticipation of the selling season for these products, it make relatively large investments in inventory. The selling season, in the case of skis and snowboards runs from August through December, in the case of bikes runs from October through April, in the case of in-line skates, runs primarily from October through May, in the case of fishing tackle and water sports products runs from January to June. Relatively large investments in receivables consequently exist during and after such seasons. The rapid delivery requirements of K2's customers for its sporting goods products and other recreational products also result in investment in significant amounts of inventory. K2 believes that another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products' retail seasons and ordering based on rates of sale.

    Sales of sporting goods and other recreational products depend to a large extent on general economic conditions including the amount of discretionary income available for leisure activities, consumer confidence and favorable weather conditions. Sales of K2's industrial products are dependent to varying degrees upon economic conditions in the container and paper industries, and are subject to threat from vertical integration and consolidation among its customers.

    As a result of the nature of many of K2's businesses, backlog is generally not significant, except for the in-line skate business. The backlog of in-line skate sales as of February 28, 2000 and 1999 was approximately $44.7 million and $44.2 million, respectively. The backlog of Kickboard sccoter sales as of

February 28, 2000 was approximately $21.9 million. The backlog may be subject to cancellation or other adjustments and is not necessarily indicative of future sales.

Customers

    K2 believes that its customer relationships are excellent, and no one customer of K2 accounted for ten percent or more of its consolidated annual net sales or 5% of its operating income in 2000 or 1999.

Research and Development

    Consistent with K2's business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, K2 maintains decentralized research and development departments at several of its manufacturing centers, which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $13.3 million in 2000, $12.1 million in 1999 and $12.4 million in 1998 and were expensed as a part of general and administrative expenses in the year incurred.

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2000 and 1999, K2 accrued approximately $762,000 and $806,000, respectively, for such liability and made no provision for expected insurance recovery.

Employees

    K2 had approximately 2,900 and 3,000 employees at December 31, 2000 and 1999, respectively. K2 believes its relations with employees generally have been good.

Patents and Intellectual Property Rights

    While product innovation is a highly important factor in K2's sporting goods and other recreational products segments and many of K2's innovations have been patented, K2 does not believe the loss of any one patent would have a material effect on it, however, the loss of the in-line skate patent could result in increased competition and reduced sales and margins. Certain of its brand names, such as K2, Olin, Ride, Morrow, Shakespeare, Ugly Stik, Pfleuger, Stearns and Dana Design are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Registered and other trademarks and tradenames of Company products are italicized in this Form 10-K.

ITEM 2. PROPERTIES

    The table below provides information with respect to the principal production and distribution facilities utilized by K2 for continuing operations as of December 31, 2000.

		Owned Facilities		Leased Facilities
Location	Type of Facility	No. of Locations	Square Footage	No. of Locations	Square Footage
Sporting Goods
Minnesota	Distribution and production	2	302,000	3	106,000
South Carolina	Distribution and production	1	100,000	1	39,000
Washington	Distribution and production	1	160,000	2	187,000
California	Production and warehouse			2	41,000
Montana	Distribution and production			2	30,000
Nevada	Distribution and production			1	10,000
Foreign	Distribution and production	1	15,000	23	779,000

		5	577,000	34	1,192,000

Other Recreational Products
Alabama	Distribution and production	2	160,000
California	Distribution			2	40,000
Illinois	Distribution			1	85,000

		2	160,000	3	125,000

Industrial Products
Florida	Production			1	12,000
South Carolina	Distribution and production	2	515,000	1	30,000
Foreign	Distribution and production	1	33,000

		3	548,000	2	42,000

    The corporate headquarters of K2 is located in 11,000 square feet of leased office space in Los Angeles, California. The terms of K2's leases range from one to ten years, and many are renewable for additional periods. The termination of any lease expiring during 2001 would not have a material adverse effect on K2's operations.

    K2 believes, in general, its plants and equipment are adequately maintained, in good operating condition and are adequate for K2's present needs. K2 regularly upgrades and modernizes its facilities and equipment and expands its facilities to meet production and distribution requirements.

ITEM 3. LEGAL PROCEEDINGS

    Certain of K2's products are used in relatively high risk recreational settings and from time to time K2 is named as a defendant in lawsuits asserting product liability claims relating to its sporting goods products. To date none of these lawsuits has had a material effect on K2, and K2 does not believe that any lawsuit now pending could reasonably be expected to have such an effect. K2 maintains product liability, general liability and excess liability insurance coverages. No assurances can be given such insurance will continue to be available at an acceptable cost to K2 or such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for these particular sites. K2 accrues for these costs when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2000 and 1999, K2 accrued approximately $762,000 and $806,000, respectively, for such liability and made no provision for expected insurance recovery

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF K2

Name	Position	Age
Richard M. Rodstein	President and Chief Executive Officer	46
John J. Rangel	Senior Vice President—Finance	47
J. Wayne Merck	Executive Vice President—Operations	41
David G. Cook	Vice President; President of Stearns	63
Timothy C. Cronin	Vice President; President of Hilton Corporate Casuals	50
David H. Herzberg	Vice President; President of Shakespeare Monofilament	58
James A. Vandergrift	Vice President	50
Diana C. Crawford	Secretary	33

    Mr. Rodstein has been President of K2 since 1990 and Chief Executive Officer since January 1, 1996.

    Mr. Rangel, a CPA, has been Senior Vice President—Finance of K2 for more than the past five years.

    Mr. Merck has been Executive Vice President—Operations of K2 since July 2000. Mr. Merck was Vice President of K2 from January 1, 1996 to July 2000 and president of Shakespeare Composites & Electronics since June 1996. Mr. Merck was president of K2's former Anthony Pools business from February 1994 to June 1996.

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

    Ms. Crawford has been Secretary of K2 since December 2000 and Corporate Controller since July 1999. Prior to joining K2, Ms. Crawford was Controller of Kent H. Landsberg Company from January 1996 to June 1999, and an executive with Ernst & Young LLP for more than one year prior.

    Officers of K2 are elected for one year by the directors at their first meeting after the annual meeting of shareholders and hold office until their successors are elected and qualified.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Principal Markets

    K2's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KTO." At March 7, 2001 there were 1,772 holders of record of Common Stock of K2.

Common Stock Prices and Dividends

    The following table sets forth, for the quarters indicated, the reported high, low and closing sales prices of K2's Common Stock, as reported by the New York Stock Exchange during K2's two most recent fiscal years, and the cash dividends per share declared by K2 during those years:

	Stock Prices
							Cash Dividends Per Share
	High		Low		Close
2000
Fourth	9	3/4	7	3/8	8		—
Third	11	3/8	8	3/8	8	15/16	—
Second	8	13/16	7		8	5/16	—
First	8		6	3/4	7	15/16	—
1999
Fourth	8	15/16	6	15/16	7	3/4	—
Third	10	9/16	8	13/16	8	13/16	—
Second	11	5/8	7	7/8	8	15/16	—
First	11	5/8	8	9/16	9		$.11

Dividends

    On May 6, 1999, the Board of Directors of K2 announced the discontinuance of the cash dividend. K2 is subject to credit agreements which limit its ability to pay cash dividends. As of December 31, 2000, $11.9 million of retained earnings were free of such restrictions. See Note 6 of Notes to Consolidated Financial Statements for further description of K2's credit facilities.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

Computershare Investor Services
515 South Figueroa Street, Suite 1020
Los Angeles, California 90071

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

	Year Ended December 31(a)
	2000	1999(b)	1998(c)	1997(d)	1996
	(In thousands, except per share figures)
Income Statement Data:
Net sales	$670,786	$645,990	$583,969	$566,010	$519,435
Cost of products sold(e)	462,242	462,033	418,950	391,860	360,029

Gross profit	208,544	183,957	165,019	174,150	159,406
Selling expenses	113,498	106,659	96,848	86,812	73,589
General and administrative expenses(e)	42,952	40,341	39,030	38,303	38,490
Research and development expenses	13,271	12,113	12,391	11,979	9,317

Operating income	38,823	24,844	16,750	37,056	38,010
Interest expense	14,814	12,741	12,163	10,560	9,294
Other income, net	(191)	(413)	(236)	(619)	(1,476)

Income from continuing operations before provision for income taxes	24,200	12,516	4,823	27,115	30,192
Provision for income taxes	7,502	4,005	955	7,815	9,105

Income from continuing operations	16,698	8,511	3,868	19,300	21,087
Discontinued operations, net of taxes(f)	(119)	1,332	975	2,600	4,130

Net Income	$16,579	$9,843	$4,843	$21,900	$25,217

Basic earnings per share:
Continuing operations	$0.93	$0.50	$0.23	$1.17	$1.27
Discontinued operations	(0.01)	0.08	0.05	0.16	0.25

Net income	$0.92	$0.58	$0.28	$1.33	$1.52

Diluted earnings per share:
Continuing operations	$0.93	$0.50	$0.23	$1.15	$1.26
Discontinued operations	(0.01)	0.08	0.06	0.16	0.25

Net income	$0.92	$0.58	$0.29	$1.31	$1.51

Dividends:
Cash—per share	$—	$0.11	$0.44	$0.44	$0.44
Basic shares	17,949	16,880	16,554	16,541	16,574
Diluted shares	18,040	16,883	16,637	16,713	16,734
Balance Sheet Data:
Total current assets	$303,271	$345,809	$335,570	$305,048	$251,606
Total assets	419,284	487,878	452,995	419,413	357,006
Total current liabilities	118,777	158,623	127,138	115,227	63,425
Long-term debt	69,836	107,280	110,724	88,668	89,096
Shareholders' equity	227,248	218,520	202,119	202,885	188,988

(a)
Certain income statement and balance sheet accounts have been restated to reflect the Simplex building products division as discontinued operations. See Note 3 to Notes to Consolidated Financial Statements. In addition, freight expenses billed to customers have been reclassified from selling expenses to net sales, and freight expenses incurred by K2 for outgoing shipments to customers have been reclassified to elling expenses from net sales. See Note 1 to Notes to Consolidated Financial Statements.
(b)
Gross profit, operating income, income from continuing operations and net income are $194,457, $35,344, $15,651, and $16,983, respectively, before restructuring costs totaling $6,500 ($4,420 net of taxes) and downsizing costs totaling $4,000 ($2,720 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.
(c)
Gross profit, operating income, income from continuing operations and net income are $175,519, $31,250, $13,293 and $14,268, respectively, efore charges totaling $14,500 ($9,425 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.
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
(f)
See Note 3 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    K2 is a leading designer, manufacturer and marketer of brand name sporting goods and other recreational products, and is also a manufacturer and supplier of selected industrial products. The sporting goods segment represents $509.6 million, or 76.0% of K2's 2000 consolidated net sales, and other recreational products represent $42.2 million in 2000 sales. Industrial products had sales of $119.0 million in 2000.

    In 1998, K2 adopted a plan to dispose of its Simplex building products division. As a result, K2 reclassified Simplex as a discontinued operation in 1998 and similarly reclassified prior years' operations. On June 30, 2000, K2 completed the sale of the assets and business of Simplex to Ludlow Building Products, a subsidiary of Tyco International Ltd. (see Note 3 of Notes to Consolidated Financial Statements). The discussion that follows focuses on the continuing operations of K2.

    Certain amounts included in prior years' net sales and selling expense have been reclassified to conform to the current year presentation (see Note 1 to Notes to Consolidated Financial Statements for details). The following discussion reflects the effects of such changes.

Review of Operations: Comparison of 2000 to 1999

    Net sales from continuing operations increased to $670.8 million from $646.0 million in the prior year. Income from continuing operations for 2000 was $16.7 million, or $.93 per diluted share in 2000 as compared to $8.5 million, or $.50 per diluted share, in the prior year. Net income improved to $16.6 million, or $.92 per diluted share, from $9.8 million, or $.58 per diluted share, in the prior year.

    Net sales.  In the sporting goods segment, net sales increased 6.0% to $509.6 million from $480.6 million in 1999. The increase was attributable to strong demand during the year for most of the products in the segment. Snowboard products, Kickboard scooters, fishing tackle and Stearns marine products registered double-digit growth. The increase in shipments of snowboard products reflected strong demand for K2 and Ride products and from the full year benefit of the 1999 Ride acquisition. Sales of the innovative K2 Kickboard scooter increased mainly due to strong demand in the European market. Fishing tackle sales improved, led by growth of new packaged rods and reels and other new products such as a line of fishing reels. New product introductions at Stearns fueled sales increases primarily in children's flotation devices and outdoor water products. Offsetting these increases were declines in sales of skis, in-line skates and bikes. The decline in skis sales, despite an increase in U.S. shipments, was due to a decline in international ski shipments for the year reflecting the higher price of dollar denominated US-produced skis. In-line skate sales declined due to softness in the European market, and due to lower translated European sales resulting from the weakness of the Euro compared to the prior year. Bike sales declined due to the repositioning of the bike business.

    In the other recreational products segment, net sales declined to $42.2 million from $42.8 million in the prior year. Sales of skateboard shoes and apparel for the year increased substantially over the prior year, however, declines in sales to the advertising specialty market more than offset K2's strength in the skateboard business.

    In the industrial products group, net sales declined 2.9%, to $119.0 million from $122.6 million in 1999. The sales decline reflected a slowdown and consolidation in the paperweaving industry. Partially offsetting this decline were improved sales of composite light poles.

    Gross profit.  Gross profit for the year increased to $208.5 million, or 31.1% of sales in 2000, from $184.0 million, or 28.5% of sales in 1999. For the year ended 1999, gross profit was net of a $10.5 million charge. In the fourth quarter of 1999, K2 announced a strategic initiative to significantly reduce the cost structure of its ski and snowboard operations by restructuring and downsizing the Seattle manufacturing operation to take advantage of lower cost manufacturing and sourcing opportunities in Asia, Europe and the United States. This resulted in a charge to cost of products sold for restructuring costs of $6.5 million and related downsizing costs of $4.0 million. Excluding the impact of the charge in 1999, gross profit as a percentage of sales for 1999 was 30.1%. The improvement in gross profit percentage in the current year reflects the benefits from K2's global cost reduction initiatives partially offset by the product cost impact of weak European currencies and declining margins in the manufacture of monofilaments.

    Costs and expenses.  Selling expenses increased 6.4% to $113.5 million, or 16.9% of net sales as compared with $106.7 million, or 16.5% of sales in 1999. The increase was attributable to increased sales volume in the sporting goods segment along with increased selling expenses related to a full year of Ride Snowboard operations, an acquisition made in the 1999 fourth quarter.

    General and administrative expenses increased 6.7% to $43.0 million, or 6.4% of net sales, compared with $40.3 million, or 6.2% of net sales in 1999. The increase was attributable to increased expenses related to a full year of Ride Snowboard operations, an acquisition made in the 1999 fourth quarter. In addition, declining sales in the industrial products group resulted in an increase as a percentage of sales for certain fixed expenses. Research and development expenses increased to $13.3 million from $12.1 million in 1999.

    Operating income.  Operating income from continuing operations improved 56% to $38.8 million, or 5.8% of net sales, from $24.8 million, or 3.8% of net sales, in 1999. Excluding 1999 restructuring and downsizing costs totaling $10.5 million, operating income from continuing operations for the year ended December 31, 1999 was $35.3 million, or 5.5% of sales. The improvement is attributable to increased sales volume and an improvement in gross margins over the prior year.

    Interest expense.  Interest expense increased $2.1 million to $14.8 million in 2000. Lower average borrowings resulted in interest savings of $1.9 million, which was offset by $4.0 million of additional interest as the result of higher average interest rates. The interest rate increase was due to an increase in the LIBOR variable rate as compared to the prior year and the refinancing of variable debt into higher cost long-term fixed debt at the end of 1999.

    Other income.  Other income, which includes royalties, interest income and other miscellaneous income, decreased to $.2 million from $.4 million in 1999.

    Income taxes.  The income tax rate for 2000 decreased due to the impact of net operating loss benefits on foreign earnings.

    Segment information.  Total segment operating profit or loss (before interest, corporate expenses and income taxes) improved to $42.3 million from $30.6 million in 1999. In the sporting goods segment, operating profit increased to $32.3 million from $15.0 million in 1999. Excluding the $10.5 million charge for restructuring and downsizing costs in 1999, segment operating profit was $25.5 million. The improvement in 2000 was attributable to the increases in sales volume and improved margins over the prior year.

    In the other recreational products segment, an operating loss of $2.7 million was reported in 2000 as compared with an operating loss of $1.9 million in 1999. The increase in the loss was attributable to the decline in corporate apparel sales due to continued sluggish market conditions. This decline was partially offset by improved sales volume of skateboard shoes and apparel.

    In the industrial products segment, operating profit declined to $12.7 million from $17.5 million in 1999. The decline was due to reduced sales volume of monofilament line used in the paper industry and from declining gross margins.

Review of Operations: Comparison of 1999 to 1998

    Net sales from continuing operations increased to $646.0 million from $584.0 million in the prior year. Income from continuing operations for 1999 was $8.5 million, or $.50 per diluted share in 1999 as compared to $3.9 million, or $.23 per diluted share, in the prior year. Net income improved to $9.8 million, or $.58 per diluted share, from $4.8 million, or $.29 per diluted share, in the prior year.

    Net sales.  In the sporting goods segment, net sales increased 17.2% to $480.6 million from $410.0 million in 1998. The increase was attributable to strong demand during the year for most of the products in the segment. In-line skates, snowboard products, fishing tackle and bikes all registered double-digit growth. The increase in shipments of in-line skates reflected the strong demand for K2's softboot skates, especially in the European market, and worldwide growth of the children's softboot skate line. Improved snowboard volume reflected the benefit of the Ride and Morrow acquisitions completed during the year and expansion of distribution into the Japanese market. Shakespeare fishing tackle continued to show strength in sales led by the popular Ugly Stik fishing rod series, packaged rods and reels and new product introductions. Bikes benefited from its repositioned bike product line. Sales of Stearns products increased due to new product introductions. Offsetting these increases was a decline in ski shipments for the year reflecting the mild winter season in the domestic market and K2's lower domestic market share.

    In the other recreational products segment, net sales declined 5.3% to $42.8 million from $45.2 million in the prior year. Sales of skateboard shoes and apparel for the year increased substantially over the prior year, however, declines in sales to the advertising specialty market more than offset K2's strength in the skateboard business.

    In the industrial products group, net sales declined 4.8%, to $122.6 million from $128.8 million in 1998. The sales decline reflected reduced demand for monofilament line used in the paper industry. Partially offsetting this decline was improved sales of specialty resins and marine antennas.

    Gross profit.  Gross profit for the year increased to $184.0 million, or 28.5% of sales in 1999, from $165.0 million, or 28.3% of sales in 1998. For the years ended 1999 and 1998, gross profit was net of a $10.5 million charge in each period. In the fourth quarter of 1999, K2 announced a strategic initiative to significantly reduce the cost structure of its ski and snowboard operations by restructuring and downsizing the Seattle manufacturing operation to take advantage of lower cost manufacturing and sourcing opportunities in Asia, Europe and the United States. This resulted in a charge to cost of products sold for restructuring costs of $6.5 million and related downsizing costs of $4.0 million. In 1998, a charge was recorded to write-down the cost of high-end, full suspension mountain bike and "aggressive" skate inventory resulting from the sudden shift in market demand and subsequent repositioning of the bike business into more popularly priced, front suspension mountain bikes, comfort bikes and BMX bikes. Excluding the impact of the charge in both years, gross profit as a percentage of sales was comparable at 30.1%

    Costs and expenses.  Selling expenses increased 10.2% to $106.7 million, or 16.5% of net sales as compared with $96.8 million, or 16.6% of sales in 1998. The increase was attributable to increased sales volume in the sporting goods segment along with increased selling expenses related to recent acquisitions.

    General and administrative expenses increased 3.3% to $40.3 million, or 6.2% of net sales, compared with $39.0 million, or 6.7% of net sales in 1998. 1998 expense included a $4.0 million charge to write-down equipment and other items no longer used to manufacture mountain bikes, and for the costs related to repositioning the bike business. Excluding the impact of the 1998 charge, expenses for 1999 increased due to the fourth quarter impact of the Ride acquisition. Research and development expenses declined to $12.1 million from $12.4 million in 1998.

    Operating income.  Operating income from continuing operations improved to $24.8 million, or 3.8% of net sales, from $16.8 million, or 2.9% of net sales, in 1998. Excluding 1999 restructuring and downsizing costs totaling $10.5 million and the 1998 charges of $14.5 million, operating income from continuing operations for the years ended December 31, 1999 and 1998 was $35.3 million, or 5.5% of sales, and $31.2 million, or 5.4% of sales, respectively. The improvement is attributable to increased sales volume over the prior year on comparable gross margins.

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

    In the industrial products segment, operating profit declined to $17.5 million from $18.4 million in 1998, but was comparable as a percentage of net sales at 14.3%. The decline was due to reduced sales volume of monofilament line used in the paper industry.

Liquidity and Sources of Capital

    K2's continuing operations provided $58.9 million of cash as contrasted with $47.4 million provided in 1999. The increase in cash provided from operations was attributable to higher earnings, cash from working capital and from the sale of $23 million of accounts receivable. Net cash used in investing activities from continuing operations was $21.8 million, as compared to $14.7 million in 1999. The current year reflected an increase of $8.1 million in accumulated other comprehensive loss over the prior year due to the impact of the weakened Euro on K2's net investments overseas. No material commitments for capital expenditures existed at year end.

    Cash used in financing activities was $68.6 million as contrasted with cash used of $28.0 million in 1999. Cash provided in 2000 from operations and from the proceeds from the sale of Simplex, was used to pay down short and long-term debt, resulting in a reduction of total balance sheet debt of $68.9 million as compared to the prior year.

    K2's principal long-term borrowing facility is a $75 million Credit Line ("Credit Line") which becomes due on September 30, 2004. Additionally, K2 has a $75 million accounts receivable purchase facility ("Purchase Facility") that during 2000 was increased from $50 million. In addition a $20 million accounts receivable purchase facility is available in Germany. At December 31, 2000, $6.5 million was outstanding under the Credit Line and $73.1 million of accounts receivable had been sold under the domestic Purchase Facility. No receivables were sold at December 31, 2000 under the German purchase facility. Under the Credit Line and Purchase Facility, K2 is subject to an agreement which, among other things, restricts amounts available for payment of cash dividends and stock repurchases by K2. As of December 31, 2000, $11.9 million of retained earnings were free of such restrictions. K2 also had $17.8 million of 8.39% unsecured senior notes due through 2004, payable in six equal principal payments, and $50.0 million of 8.51% unsecured notes due through 2009, payable in seven equal principal payments commencing in 2003. The notes are subject to agreements which are generally less restrictive than the long-term borrowing facilities. Additionally, at December 31, 2000, although K2 had $56.8 million under foreign short-term lines of credit under K2's debt covenant restrictions, $45.4 million was available and $25.8 million was outstanding. For further information regarding K2's borrowings, see Note 6 to Notes to Consolidated Financial Statements.

    K2 anticipates its cash needs in 2001 will be provided from operations and from borrowings, principally under its Credit Line and Purchase Facility and, to a lesser extent, other existing credit lines.

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2000 and 1999, K2 had recorded an estimated liability of approximately $762,000 and $806,000, respectively, for such liability and made no provision for expected insurance recovery.

    The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe this matter will have a material adverse effect on K2's financial statements.

Newly Adopted Accounting Standards

    During 2000, K2 implemented new criteria set forth by the Security and Exchange Commission. K2 recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Appropriate accruals for discounts, volume incentives, and other allowances are recorded as reductions against sales. The implementation of this new criterion did not affect net sales, operating income or net income for 2000 or for prior years.

    Effective October 1, 2000, K2 adopted a new method of accounting for derivatives as required by a new accounting standard becoming effective. As a result, K2 recognizes financial instruments, such as foreign exchange contracts, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through shareholders' equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

    K2's adoption of the standard resulted in an increase of comprehensive income, of $472,000, net of taxes. This adjustment recognized the increase in the fair value of derivatives designated as effective cash-flow hedges. No other change was required.

Impact of Inflation and Changing Prices

    The inflation rate, as measured by the Consumer Price Index, has been relatively low in the last few years, and therefore, pricing decisions by K2 have largely been influenced by competitive market conditions. Depreciation expense is based on the historical cost to K2 of its fixed assets, and therefore, is considerably less than it would be if it were based on current replacement cost. While buildings, machinery and equipment acquired in prior years will ultimately have to be replaced at significantly higher prices, it is expected this will be a gradual process over many years.

Statement Regarding Forward Looking Disclosure

    This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding market trends regarding softboot in-line skates, scooters, bikes, skis, snowboards, fishing tackle and watersports products, foreign exchange fluctuations, debt reduction, inventory levels at retail, product acceptance and demand, growth efforts, cost reduction efforts, margin enhancement efforts, product development efforts, success of new product introductions, and overall market trends which involve substantial risks and uncertainties.

    Actual results could differ materially from those indicated in forward-looking statements by reason of a number of factors, many of which are outside of K2's control. Among such factors are the following:

  •
  Recent Economic Developments. The three principal markets for K2 products are North America, Europe and Asia, and significant portions of these products sold are manufactured in China. Adverse developments affecting the general economy in each region in recent months, including a general tightening of the availability of credit, increasing energy costs, declining consumer confidence and significant declines in the stock markets, could lead to a reduction in discretionary spending for consumer products. Sales of K2 products could suffer as the result. Additionally, higher energy costs coupled with a potential decline in sales, could result in lower earnings for K2.

  •
  Financial Condition of Customers. A large portion of K2 sales are to sporting goods retailers. Many of K2's smaller retailers and some larger retailers are not strongly capitalized. Adverse conditions in the sporting goods retail industry can adversely impact the ability of retailers to purchase K2 products, except on credit terms which would involve significant risks of nonpayment.

  •
  Changes in currency exchange rates. Approximately 31% of K2 sales are denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although K2 engages in hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the United States dollar and the currencies of Europe and Asia could make K2 products less competitive in foreign markets, and could reduce the sales and earnings represented by foreign currencies. Additionally, fluctuations of the dollar against foreign currencies could result in an increase in cost of products sold in foreign markets reducing margins and earnings.

  •
  Unexpected delays and increased manufacturing capacity in China. K2 has continued to increase its manufacturing capacity in China and to shift production from the United States. Failure to complete the transition efficiently could result in late deliveries, lower sales and earnings, and unanticipated costs.

  •
  Unfavorable political developments. K2's business is dependent on international trade, both for sales of finished goods and low-cost sourcing of products. Any political developments adversely affecting trade with Europe or Asia, including China, could severely impact K2 results of operations.

  •
  Competitive developments and initiatives by K2's competitors. New product introductions, financial incentives to retailers, the affects of excess industry capacity and other initiatives by K2 competitors could weaken the market position of K2 products.

  •
  Rapid changes in marketing strategies, product design, styles and tastes. Consumer demand for recreational products is strongly influenced by matters of taste and style. Further, development of the internet is leading to dramatic changes in product marketing and distribution. K2's success is dependent, in significant part, on its ability to keep abreast of, and lead, such changes.

  •
  Weather. Sales of K2's recreational products are strongly influenced by the weather. Poor snow conditions in the winter or summer conditions unfavorable to outdoor sports can adversely affect sales of important K2 products. Also, adverse weather conditions and a poor economy could negatively affect K2's sales and earnings due to its dependence on reorders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

    K2's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2's risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over quarterly time horizons. Foreign currency exchange rate movements also affect K2's competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2's foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments.

    Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected first quarter 2001 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

K2 INC.

STATEMENTS OF CONSOLIDATED INCOME

	Year ended December 31
	2000	1999	1998
	(Thousands, except per share figures)
Net sales	$670,786	$645,990	$583,969
Cost of products sold	462,242	462,033	418,950

Gross profit	208,544	183,957	165,019
Selling expenses	113,498	106,659	96,848
General and administrative expenses	42,952	40,341	39,030
Research and development expenses	13,271	12,113	12,391

Operating income	38,823	24,844	16,750
Interest expense	14,814	12,741	12,163
Other income, net	(191)	(413)	(236)

Income from continuing operations before provision for income taxes	24,200	12,516	4,823
Provision for income taxes	7,502	4,005	955

Income from continuing operations	16,698	8,511	3,868
Discontinued operations, net of taxes	(119)	1,332	975

Net income	$16,579	$9,843	$4,843

Basic earnings per share:
Continuing operations	$0.93	$0.50	$0.23
Discontinued operations	(0.01)	0.08	0.06

Net income	$0.92	$0.58	$0.29

Diluted earnings per share:
Continuing operations	$0.93	$0.50	$0.23
Discontinued operations	(0.01)	0.08	0.06

Net income	$0.92	$0.58	$0.29

Basic shares outstanding	17,949	16,880	16,554
Diluted shares outstanding	18,040	16,883	16,637

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2000	1999
	(Thousands, except number of shares)
Assets
Current Assets
Cash and cash equivalents	$3,174	$9,421
Accounts receivable, net	107,933	149,151
Inventories, net	176,628	172,154
Deferred taxes and income taxes receivable	8,963	10,030
Prepaid expenses and other current assets	6,573	5,053

Total current assets	303,271	345,809
Property, Plant and Equipment
Land and land improvements	1,641	1,637
Buildings and leasehold improvements	31,935	32,219
Machinery and equipment	127,514	124,421
Construction in progress	6,126	4,176

	167,216	162,453
Less allowance for depreciation and amortization	95,221	89,858

	71,995	72,595
Other Assets
Intangibles, principally goodwill, net	40,301	38,928
Net assets of discontinued operations	—	24,706
Other	3,717	5,840

Total Assets	$419,284	$487,878

Liabilities and Shareholders' Equity
Current Liabilities
Bank loans	$25,767	$57,359
Accounts payable	46,732	44,231
Accrued payroll and related	19,539	21,761
Other accruals	22,145	30,828
Current portion of long-term debt	4,594	4,444

Total current liabilities	118,777	158,623
Long-term Debt	69,836	107,280
Deferred taxes and income taxes payable	3,423	3,455
Commitments and Contingencies
Shareholders' Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 40,000,000 shares, issued shares—18,673,646 in 2000 and 18,672,646 in 1999	18,674	18,673
Additional paid-in capital	143,331	143,326
Retained earnings	91,827	75,248
Employee Stock Ownership Plan and stock option loans	(1,645)	(1,975)
Treasury shares at cost, 738,676 in 2000 and 733,110 in 1999	(9,045)	(8,992)
Accumulated other comprehensive loss	(15,894)	(7,760)

Total Shareholders' Equity	227,248	218,520

Total Liabilities and Shareholders' Equity	$419,284	$487,878

See notes to consolidated financial statements

K2 INC.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

	For the three years ended December 31, 2000
	Common Stock	Additional paid-in capital	Retained earnings	Employee Stock Ownership Plan and stock option loans	Treasury shares, at cost	Accumulated other comprehensive loss	Total
	(Thousands, except per share figures)
Balance at December 31, 1997	$17,160	$132,086	$69,668	$(3,006)	$(8,106)	$(4,917)	$202,885
Net income for the year 1998			4,843				4,843
Translation adjustments						217	217

Comprehensive income							5,060
Exercise of stock options	31	402					433
Cash dividends, $.44 per share			(7,284)				(7,284)
Stock option loan(s)				(96)			(96)
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				1,121			1,121

Balance at December 31, 1998	17,191	132,488	67,227	(1,981)	(8,106)	(4,700)	202,119
Net income for the year 1999			9,843				9,843
Translation adjustments						(3,060)	(3,060)

Comprehensive income							6,783
Issuance of shares from acquisition of Ride, Inc.	1,482	10,838					12,320
Repurchase of shares					(886)		(886)
Exercise of stock options							0
Cash dividends, $.11 per share			(1,822)				(1,822)
Stock option loan(s)				(4)			(4)
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				10			10

Balance at December 31, 1999	18,673	143,326	75,248	(1,975)	(8,992)	(7,760)	218,520
Net income for the year 2000			16,579				16,579
Translation adjustments						(8,606)	(8,606)
Change in fair value of derivatives						472	472

Comprehensive income							8,445
Repurchase of shares					(53)		(53)
Exercise of stock options	1	5					6
Stock option loan(s)				60			60
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				270			270

Balance at December 31, 2000	$18,674	$143,331	$91,827	$(1,645)	$(9,045)	$(15,894)	$227,248

See notes to consolidated financial statements

K2 INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2000	1999	1998
	(Thousands)
Operating Activities
Income from continuing operations	$16,698	$8,511	$3,868
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	11,907	11,685	11,183
Amortization of intangibles	2,413	2,041	1,556
Deferred taxes and income taxes receivable	1,035	(6,522)	(4,515)
Changes in operating assets and liabilities:
Accounts receivable	18,123	(10,653)	(13,521)
Sale of receivables	23,095
Inventories	(4,474)	25,830	(5,353)
Prepaid expenses and other current assets	(1,520)	283	1,438
Accounts payable	2,501	14,389	(16,500)
Payrolls and other accruals	(10,905)	1,867	(828)

Net cash provided by (used in) continuing operations	58,873	47,431	(22,672)
Investing Activities
Property, plant and equipment expenditures	(14,738)	(16,204)	(17,257)
Disposals of property, plant and equipment	1,547	4,013	1,527
Purchases of businesses, net of cash acquired		(2,629)
Other items, net	(8,603)	99	(729)

Net cash used in investing activities	(21,794)	(14,721)	(16,459)
Financing Activities
Borrowings under long-term debt	131,000	125,035	62,500
Payments of long-term debt	(168,730)	(128,479)	(40,444)
Net increase (decrease) in short-term bank loans	(31,156)	(22,749)	15,383
Exercise of stock options			433
Dividends paid		(1,822)	(7,284)
Net repayments by ESOP	245		1,107

Net cash (used in) provided by financing activities	(68,641)	(28,015)	31,695

Net increase (decrease) in cash and cash equivalents from continuing operations	(31,562)	4,695	(7,436)
Discontinued Operations
Income (loss) from discontinued operations	(119)	1,332	975
Net proceeds received from sale of discontinued operation	24,360
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by discontinued operations:
Depreciation and amortization	1,357	2,939	2,844
Capital expenditures	(237)	(2,565)	(3,442)
Other items, net	(46)	(374)	4,747

Cash provided by discontinued operations	25,315	1,332	5,124

Net increase (decrease) in cash and cash equivalents	(6,247)	6,027	(2,312)
Cash and cash equivalents at beginning of year	9,421	3,394	5,706

Cash and cash equivalents at end of year	$3,174	$9,421	$3,394

See notes to consolidated financial statements

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

Note 1—Summary of Significant Accounting Policies

Organization

    K2 is a leading designer, manufacturer and marketer of brand name sporting goods, which represent $509.6 million, or 76.0%, of K2's 2000 consolidated net sales, and other recreational products, which represent $42.2 million in 2000 net sales. K2 is also a manufacturer and supplier of selected industrial products, which had sales of $119.0 million in 2000.

Principles of Consolidation

    The consolidated financial statements include the accounts of K2 and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

    K2 maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year end is stated as of December 31. The year ended December 31, 2000 consisted of 53 weeks, and the years ended December 31, 1998 and 1997 consisted of 52 weeks.

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

Cash Equivalents

    Short-term investments (including any debt securities) that are part of K2's cash management portfolio are classified as cash equivalents carried at amortized cost. These investments are liquid, are of limited credit risk and have original maturities of three months or less when purchased. The carrying amount of cash equivalents approximates market.

Accounts Receivable and Allowances

    Accounts receivable are the result of K2's worldwide sales activities. Although K2's credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 2000 and 1999, K2's receivables from sporting goods retailers who sell skis, skates, scooters, snowboards and bikes amounted to 66% and 71%, respectively of total receivables. K2 generally does not require collateral and performs periodic credit evaluations to manage its credit risk. Accounts receivable are net of allowances for doubtful accounts of $6,969,000 and $6,572,000 at December 31, 2000 and 1999, respectively.

Inventories

    Inventories are stated at the lower of cost or market. Cost was determined on the FIFO method for inventories.

Long-Lived Assets

    Long-lived assets, include, among others, goodwill, intangible assets and property, plant and equipment and are reviewed periodically to determine if the carrying values are impaired. K2 considers the future undiscounted cash flows of the acquired companies in assessing the recoverability of these assets. If indicators of impairment are present, or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is incurred.

Property, Plant and Equipment

    Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets. In the fourth quarter of 1999, K2 wrote down certain equipment no longer in use in connection with the restructuring of its ski and snowboard operations. In the third quarter of 1998, K2 wrote down certain equipment no longer in use related to its bike product line.

Intangibles

    Goodwill arising from acquisitions is amortized on a straight-line basis over a period ranging from 15 to 40 years. Other intangibles are amortized on a straight-line basis over 3 to 15 years. Accumulated amortization of intangibles as of December 31, 2000 and 1999 amounted to $10,418,000 and $8,867,000, respectively.

Stock-Based Compensation and Other Equity Instruments

    K2 and its subsidiaries account for employee and directors' stock option grants using the intrinsic method. Generally, the exercise price of K2's employee stock options equals or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than the fair value, K2 records compensation expense over the vesting period of the option. K2 disclosed the pro forma effects of using the fair value method for its option plans in the accompanying financial statements.

Advertising Costs

    Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2000, 1999 and 1998 amounted to $25,209,000, $23,680,000 and $21,903,000, respectively.

Research and Development

    Research and development costs are charged to expense as incurred.

Other Income

    Other income includes interest income, royalties and other miscellaneous income.

Income Taxes

    Income taxes are recorded using the liability method.

Earnings Per Share

    Basic earnings per share ("EPS") are determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. The dilutive effects of stock options included in the dilutive EPS calculation at December 31, 2000, 1999 and 1998 were 91,000, 3,000 and 83,000, respectively. During 2000, 1999 and 1998, the computation of diluted EPS did not include the options to purchase 966,000, 1,064,000 and 542,000 shares of common stock, respectively, because their inclusion would have been antidilutive.

Newly Adopted Accounting Standards

    During 2000, K2 implemented new criteria set forth by the Security and Exchange Commission regarding revenue recognition. K2 recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Appropriate accruals for discounts, volume incentives, and other allowances are recorded as reductions against sales. The implementation of this new criterion did not affect net sales, operating income or net income for 2000 or for prior years.

    Effective October 1, 2000, K2 adopted the new method of accounting for derivatives as required by a new accounting standard becoming effective. As a result, K2 recognizes financial instruments, such as foreign exchange contracts, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through shareholders' equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

    K2's adoption of the standard resulted in an increase of comprehensive income, of $472,000, net of taxes. This adjustment recognized the increase in the fair value of derivatives designated as effective cash-flow hedges. No other change was required.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation as required by the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As a result, freight billed to customers ("freight recovery") is reported in net sales rather than netted against freight expense and the related freight costs incurred by K2 are reflected primarily in selling expenses. The amount of freight recovery reclassified to net sales for the years ended December 31, 2000, 1999 and 1998 was $2,366,000, $2,792,000 and $2,449,000, respectively. The amount of freight expense incurred by K2 reclassified to selling expenses from net sales for the years ended December 31, 2000, 1999 and 1998 was $8,965,000, $8,093,000 and $7,009,000, respectively. For the years ended December 31, 2000, 1999 and 1998, the amount of outgoing freight expense reflected in selling expense amounted to $15,233,000, $14,500,000 and $12,375,000, respectively. These reclassifications were not material to previously reported gross profit and had no impact on yearly or quarterly operating income or net income as previously reported in 2000, 1999 and 1998.

Note 2—Charges Against Earnings

    In the fourth quarter of 1999, a pre-tax charge of $10.5 million was charged to cost of products sold to cover restructuring costs of $6.5 million and downsizing costs of $4.0 million. K2's strategic initiative was adopted in 1999 to reduce the cost structure of its ski and snowboard operations by taking advantage of lower cost manufacturing and sourcing opportunities. In accordance with the initiative, K2's Seattle manufacturing facility was downsized and approximately half of its ski and all of its snowboard manufacturing were moved to either K2's China or California production facilities or to third party sourcing operations worldwide. The restructuring charge reflected expenses associated with the write-off of related equipment and inventory, the reduction of approximately 200 production personnel and the utilization of approximately 200 temporary workers. Approximately $5.3 million of the total amount was a cash charge to earnings.

    The following table summarizes the activity in 1999 and 2000:

	Equipment	Inventory	Severance and Related	Subtotal	Downsizing	Total
	(Thousands)
1999 Charges	$3,355	$2,229	$923	$6,507	$3,993	$10,500
Utilized:
Cash	—	500	130	630	3,852	4,482
Non-cash	3,355	1,132	—	4,487	141	4,628

	3,355	1,632	130	5,117	3,993	9,110
Balance December 31, 1999	—	597	793	1,390	—	1,390
Utilized:
Cash	—	597	793	1,390	—	1,390
Non-cash	—			—	—	—

	—	597	793	1,390	—	1,390
Balance December 31, 2000	$—	$—	$—	$—	$—	$—

    In the third quarter of 1998, a pre-tax charge of $14.5 million was included in earnings from continuing operations. Of this amount, $10.5 million was charged to cost of products sold to write down certain categories of bike and skate inventories as a result of a sudden change in the market demand for those products. The balance of the charge was recorded in general and administrative expenses for costs associated with the change in the bike business and implementing planned cost reduction programs at the winter sports operations. The charges primarily related to non-cash items. At December 31, 2000, the 1998 charges had been fully utilized.

Note 3—Discontinued Operations

    On September 10, 1998, K2 adopted a plan to dispose of its Simplex building products division as part of K2's strategic focus on the core sporting goods and other recreational businesses. Accordingly, Simplex is shown in the accompanying consolidated financial statements as discontinued operations.

    On June 30, 2000, K2 completed the sale of the assets and business of Simplex. Consideration included $24.4 million in cash and the assumption of certain liabilities by the buyer. The loss on disposal of Simplex was $1,157,000, net of a tax benefit of $623,000, and included costs of disposal and reserves related to the retention of certain liabilities by K2.

    Income from discontinued operations is net of taxes of $560,000, $718,000 and $525,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 1999, net assets of discontinued operations were segregated in the accompanying consolidated balance sheets and consisted primarily of accounts receivable, inventories and fixed assets, offset by accounts payable, accrued payroll and related items and other accruals. Net sales of $32,739,000, $72,985,000 and $86,616,000 for the years ended December 31, 2000, 1999 and 1998, respectively, were excluded from consolidated net sales in the accompanying consolidated statements of income.

Note 4—Acquisitions

    On October 7, 1999, K2 completed the acquisition of Ride, Inc. ("Ride"), a designer and manufacturer of snowboard equipment, apparel and accessories, in a stock for stock merger transaction. Under the terms of the merger, each share of Ride common and preferred stock was converted into 1/10 share of common stock of K2. Based on the number of preferred and common shares outstanding of Ride as of the acquisition date, approximately 1,482,000 shares of K2's common stock were issued to the Ride shareholders and the purchase price was valued at $12.3 million. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair values at the date of the acquisition. The purchase price allocation resulted in an excess of cost over net assets acquired of approximately $21.7 million, to be amortized on a straight-line basis over 30 years. The results of operations of Ride have been included in the consolidated financial statements since the date of acquisition.

    The following summarized unaudited pro forma results of operations of K2 assume the acquisition of Ride had occurred as of the beginning of each period presented. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

Pro Forma Information (Unaudited)
(Thousands, except per share amounts)

	For the year ended December 31
	1999	1998
Net sales	$675,797	$625,747
Loss from continuing operations	(11,440)	(5,008)
Loss per common share	(.63)	(.28)

    On March 26, 1999, K2 acquired certain assets relating to the Morrow snowboard business, including the Morrow trademark, from Morrow Snowboards, Inc. The net cash purchase price was approximately $3.0 million and the acquisition was accounted for using the purchase method of accounting.

Note 5—Inventories

    Inventories consisted of the following at December 31:

	2000	1999
	(Thousands)
Finished goods	$137,733	$127,913
Work in process	13,164	10,324
Raw materials	25,731	33,917

Total inventories	$176,628	$172,154

Note 6—Borrowings and Other Financial Instruments

    At December 31, 2000, although K2 had $56.8 million under foreign short-term lines of credit, under K2's debt covenant restrictions, $45.4 million was available and $25.8 million was outstanding. The foreign subsidiaries' lines of credit generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries' local currencies. At December 31, 2000, interest rates on short-term lines of credit ranged from 2.0% to 9.0%. The weighted average interest rates on short-term lines of credit as of December 31, 2000 and 1999 were 5.6% and 6.5%, respectively.

    The principal components of long-term debt at December 31 were:

	2000	1999
	(Thousands)
Notes payable due in seven equal annual principal installments through 2009 with annual interest payable at 8.51%	$50,000	$50,000
Notes payable due in six equal annual principal installments through 2004 with semi-annual interest payable at 8.39%	17,780	$22,224
$75 million five-year unsecured bank revolving credit line due September 30, 2004, interest payments due at LIBOR plus 1.00% to 2.00% and a commitment fee of 0.225% to 0.50% on the unused portion of the line through September 30, 2004	6,500	39,500
Other	150

	74,430	111,724
Less-amounts due within one year	4,594	4,444

	$69,836	$107,280

    The principal amount of long-term debt maturing in each of the five years following 2000 is:

(Thousands)
2001	$4,594
2002	4,444
2003	11,587
2004	18,091
2005	7,143
Thereafter	28,571

$74,430

    Interest paid on short- and long-term debt for the years ended December 31, 2000, 1999 and 1998 was $14.8 million, $12.7 million and $12.2 million, respectively.

    Under a domestic accounts receivable arrangement, K2 can sell with limited recourse, undivided participation interests in designated pools of accounts receivable for a period of up to five years, in an amount not to exceed $75 million. During 2000, K2 increased the capacity of this accounts receivable purchase facility from $50 million to $75 million. Under this arrangement, $73.1 and $50 million of accounts receivables as of December 31, 2000 and 1999, respectively, were sold. In addition a

$20 million accounts receivable purchase facility is available in Germany with no receivables sold at December 31, 2000 and 1999. Losses incurred on receivables sold under the facility totaled $30,000, $27,000 and $28,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The $75 million credit line and the accounts receivable arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by K2. As of December 31, 2000, $11.9 million of retained earnings were free of such restrictions. The interest rate on the $75 million credit line at December 31, 2000 was 8.6%.

    K2 had $45.7 million of letters of credit outstanding as of December 31, 2000.

    The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged, which approximate market rates. The fair value of the $50.0 million 8.51% notes payable, based on quoted market price, is $46.5 million as compared to a carrying amount of $50.0 million. The fair value of the $17.8 million 8.39% notes payable, based on quoted market price, is $16.9 million as compared to a carrying amount of $17.8 million.

    K2, including its foreign subsidiaries, enters forward exchange contracts to hedge certain firm and anticipated sales and purchase commitments, which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce K2's risk of fluctuating exchange rates. K2's forward contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce K2's exposure to identified risks. At December 31, 2000, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $28.5 million. At December 31, 2000, the fair value of these contracts was $684,000, which was reflected net of taxes as an increase to other comprehensive income. The fair value of these contracts will be recognized in earnings when the underlying transaction occurs. Counterparties on foreign exchange contracts expose K2 to credit losses in the event of non-performance, but K2 does not anticipate non-performance.

Note 7—Income Taxes

    Pretax income from continuing operations for the years ended December 31 was taxed under the following jurisdictions:

	2000	1999	1998
	(Thousands)
Domestic	$13,598	$6,365	$(2,543)
Foreign	10,602	6,151	7,366

	$24,200	$12,516	$4,823

    Components of the income tax provision applicable to continuing operations for the three years ended December 31 are:

	2000		1999		1998
	Current	Deferred	Current	Deferred	Current	Deferred
	(Thousands)
Federal	$2,265	$2,324	$9,147	$(7,317)	$1,525	$(2,825)
State	524	105	705	(25)	575	70
Foreign	1,900	384	2,050	(555)	2,115	(505)

	$4,689	$2,813	$11,902	$(7,897)	$4,215	$(3,260)

    The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

	2000	1999	1998
	(Percent)
Statutory federal income tax rate	35.0	35.0	35.0
State income tax effect, net of federal benefit	1.7	3.5	8.7
Valuation allowance and foreign earnings	(5.9)	(5.5)	(20.5)
Other	0.2	(1.0)	(3.4)

	31.0	32.0	19.8

    No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are considered to be permanently reinvested. At December 31, 2000, foreign subsidiaries had unused operating loss carryforwards of approximately $3.0 million of which approximately $310,000 expires in 2001 and the remainder begins to expire in 2009, or carries forward indefinitely. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation allowance has been recognized to offset the deferred tax assets arising from such carryforwards. The valuation allowance, which is included in the tax effect of foreign earnings above, was reduced by $2.2 million in 2000, $0.3 million in 1999 and $1.6 million in 1998, due to the utilization of the related operating loss carryforwards.

    Deferred tax assets and liabilities are comprised of the following at December 31:

	2000	1999
	(Thousands)
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	$5,239	$5,618
Trademark amortization	377	390
Other	1,979	1,758

Deferred tax liabilities	7,595	7,766
Deferred tax assets:
Insurance accruals	1,994	2,044
Tax effect of foreign loss carryforwards	852	3,063
Tax effect of domestic loss carryforwards	4,230	3,000
Bad debt reserve	1,780	1,167
Inventory reserve	1,912	1,106
Other	6,054	11,112

	16,822	21,492
Valuation allowance	4,377	6,063

Current deferred tax assets	12,445	15,429

Deferred tax assets, net	$4,850	$7,663

    At the acquisition date, Ride had $30.2 million of federal net operating loss carryovers. The ability of K2 to utilize these losses to reduce future tax due is limited and it estimates the amount realizable in the carryforward period would be a maximum of $13.1 million. For financial reporting purposes, the realization of these carryovers reduces goodwill recorded from the acquisition of Ride. During 2000, K2 recorded a reduction of goodwill of $1.1 million for the estimated amount of Ride's operating loss carryover utilizable at December 31, 2000.

    Income taxes paid, net of refunds, in the years ended December 31, 2000, 1999 and 1998 were $9.4 million, $9.0 million and $5.3 million, respectively.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2000

Note 8—Commitments and Contingencies

    Future minimum payments under noncancelable operating leases as of December 31, 2000 are as follows:

(Thousands)
2001	$4,297
2002	1,708
2003	1,092
2004	827
2005	281
Thereafter	634

$8,839

    Leases are primarily for rentals of facilities, and about two-thirds of these contain rights to extend the terms from one to ten years.

    Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $6,691,000, $4,797,000 and $4,417,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. A single supplier manufactures major portions of K2's in-line skates.  K2 believes alternate sources for these products could be found.

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2000 and 1999, K2 had recorded an estimated liability of approximately $762,000 and $806,000, respectively, for such liability and made no provision for expected insurance recovery.

    The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

Note 9—Pension Plans and Other Benefit Plans

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

    K2 also sponsors defined contribution pension plans covering most of its domestic employees. Contributions by K2 for the defined contribution plans are determined as a percent of the amounts contributed by the respective employees. During 2000, 1999 and 1998, K2 expensed contributions of $816,000, $940,000 and $928,000, respectively, related to these plans.

    The following table sets forth the defined benefit plans' funded status and amounts recognized in K2's consolidated balance sheets at December 31:

	Pension Plan
	2000	1999
	(Thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$53,163	$58,411
Service cost	1,695	2,089
Interest cost	4,221	4,041
Actuarial (gain) loss	1,226	(8,294)
Other gains and forfeitures	(1,194)
Benefits paid	(3,771)	(3,085)

Benefit obligation at end of year	$55,340	$53,163

Change in Plan Assets
Fair value of plan assets at beginning of year	$57,377	$50,611
Actual return on fair value of plan assets	(1,193)	9,531
Employer contributions	407	319
Benefits paid	(3,771)	(3,085)

Fair value of plan assets at end of year	52,820	57,377

Funded status of the plan	(2,519)	4,214
Unrecognized prior service cost	731	1,146
Unrecognized net transition asset	145	(65)
Unrecognized actuarial gain	(3,113)	(10,705)

Accrued benefit cost	$(4,756)	$(5,410)

Weighted Average Assumptions
Discount rate	7.75%	7.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%

    The other gains and forfeitures reflects a change in future benefit obligations in part due to the sale of the discontinued operation during the year 2000. The actuarial gains included in the benefit obligation for 1999 are the result of the increase in the discount rate assumption made for the year as well as a change in demographic data.

    Net pension cost consisted of the following for the year ended December 31:

	Pension Plan
	2000	1999	1998
	(Thousands)
Net Periodic Cost
Service cost	$1,695	$2,089	$1,749
Interest cost	4,221	4,041	3,796
Expected return on plan assets	(5,840)	(4,474)	(4,280)
Amortization of prior service cost	104	137	139
Amortization of transition asset	(220)	(210)	(210)
Amortization of loss (gain)	(207)	20	13

Net periodic cost	$(247)	$1,603	$1,207

Note 10—Other Comprehensive Loss

    The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Derivative Financial Instruments Gains	Total
	(Thousands)
Balance at December 31, 1998	$(4,700)		$(4,700)
Currency translation adjustment	(3,060)		(3,060)

Balance at December 31, 1999	(7,760)		(7,760)
Currency translation adjustment	(8,606)		(8,606)
Change in fair value of derivatives, net of $212 taxes		$472	$472

Balance at December 31, 2000	$(16,366)	$472	$(15,894)

    The earnings associated with K2's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

Note 11—Quarterly Operating Data (Unaudited)

	Quarter
	First(a)	Second(a)	Third(a)	Fourth	Year
	(Millions, except per share figures)
2000
Net sales from continuing operations	$185.0	$161.8	$166.1	$157.9	$670.8
Gross profit	54.1	54.8	54.0	45.6	208.5
Income from continuing operations	3.3	6.4	4.5	2.5	16.7
Discontinued operations, net of taxes	0.4	(0.1)		(0.4)	(0.1)

Net income	$3.7	$6.3	$4.5	$2.1	$16.6

Basic earnings per share
Continuing operations	$0.19	$0.36	$0.25	$0.14	$0.93
Discontinued operations	0.02	(0.01)		(0.02)	(0.01)

Net income	$0.21	$0.35	$0.25	$0.12	$0.92

Diluted earnings per share
Continuing operations	$0.18	$0.36	$0.25	$0.14	$0.93
Discontinued operations	0.02	(0.01)		(0.02)	(0.01)

Net income	$0.20	$0.35	$0.25	$0.12	$0.92

Cash dividend per share—none
Stock prices:
High	$8.00	$8.81	$11.38	$9.75	$11.38
Low	$6.75	$7.00	$8.38	$7.38	$6.75

(a)
Freight expenses billed to customers for outgoing shipments have been reclassified from selling expenses to net sales. Freight costs incurred by K2 for outgoing shipments have also been reclassified from net sales to selling expenses. See Note 1 to Notes to Consolidated Financial Statements.

	Quarter
	First	Second	Third	Fourth(a)	Year(b)
	(Millions, except per share figures)
1999
Net sales from continuing operations(c)	$165.4	$161.1	$142.7	$176.8	$646.0
Gross profit(c)	46.6	51.0	46.5	39.9	184.0
Income (loss) from continuing operations	3.1	7.1	3.3	(5.0)	8.5
Discontinued operations, net of taxes	0.1	0.9	0.0	0.3	1.3

Net income (loss)	$3.2	$8.0	$3.3	$(4.7)	$9.8

Basic earnings (loss) per share
Continuing operations	$0.19	$0.43	$0.20	$(0.29)	$0.50
Discontinued operations	0.01	0.05	0.00	0.02	0.08

Net income (loss)	$0.20	$0.48	$0.20	$(0.27)	$0.58

Diluted earnings (loss) per share
Continuing operations	$0.19	$0.43	$0.20	$(0.29)	$0.50
Discontinued operations	0.01	0.05	0.00	0.02	0.08

Net income (loss)	$0.20	$0.48	$0.20	$(0.27)	$0.58

Cash dividend per share	$0.11	$—	$—	$—	$0.11
Stock prices:
High	$11.63	$11.63	$10.56	$8.94	$11.63
Low	$8.56	$7.88	$8.81	$6.94	$6.94

(a)
Gross profit, income from continuing operations and net income are $50.4, $2.1 and $2.4, respectively, before restructuring costs totaling $6.5 ($4.4 net of taxes) and downsizing costs totaling $4.0 ($2.7 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(b)
Gross profit, income from continuing operations and net income are $194.5, $15.7 and $17.0, respectively, before restructuring costs totaling $6.5 ($4.4 net of taxes) and downsizing costs totaling $4.0 ($2.7 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(c)
Freight expenses billed to customers for outgoing shipments have been reclassified from selling expenses to net sales. Freight costs incurred by K2 for outgoing shipments have also been reclassified from net sales to selling expenses. See Note 1 to Notes to Consolidated Financial Statements.

Note 12—Stock Options

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

    K2 is authorized, at the discretion of the Compensation Committee, to provide loans to key employees in connection with the exercise of stock options under the 1999 and 1994 Plans. At December 31, 2000 and 1999, there was a total of $155,000 and $215,000, respectively, of loans to key employees made to enable the exercise of stock options, and accrued interest outstanding. The loans are due on various dates through June 2003. The amounts of these loans are shown as a reduction of shareholders' equity. The loans are collateralized by the underlying shares of stock issued and bear interest at the applicable rates published by the IRS.

    Options granted, exercised and forfeited for the 1999 Plan and 1994 Plan were as follows:

		Exercise Price
	Shares	Low	High	Weighted Average
Options outstanding at December 31, 1997	877,791	$11.11	$29.88	$21.43
Granted	359,500	11.25	21.50	11.38
Exercised	(30,572)	11.11	22.88	14.15
Forfeited	(84,058)	11.11	29.88	22.41

Options outstanding at December 31, 1998	1,122,661	11.11	29.88	18.33
Granted	229,500	7.50	10.63	7.55
Forfeited	(63,050)	10.63	29.88	18.42

Options outstanding at December 31, 1999	1,289,111	7.50	29.88	16.40
Granted	906,000	7.13	8.56	7.22
Forfeited	(251,050)	7.13	29.88	15.07

Options outstanding at December 31, 2000	1,944,061	7.13	29.88	12.30

    At December 31, 2000, 1999 and 1998, stock options to purchase 865,661, 695,761 and 500,711 shares were exercisable at weighted average prices of $17.85, $20.21 and $20.02, respectively. At December 31, 2000, 588,375 shares of common stock were reserved for issuance under the Plans.

    K2 uses the intrinsic-value method of accounting for stock-based awards granted to employees. Accordingly, K2 has not recognized compensation expense for its stock-based awards to employees. Had K2 elected to adopt the fair value approach, net income and basic and diluted earnings per share would have been $14,905,000 $.83 and $.83, respectively, for the year ended December 31, 2000, $8,525,000, $.51 and $.50, respectively, for the year ended December 31, 1999 and $3,950,000, $.24 and

$.24, respectively, for the year ended December 31, 1998. The pro forma effect was calculated using Black-Scholes option valuation model, and the following assumptions were utilized.

	2000	1999	1998
Risk free interest rate	4.75%	5.5%	5.0%
Expected life	5 years	5 years	5 years
Expected volatility	.394	.388	.326
Expected dividend yield	—	—	3.9%

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

    Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of December 31, 2000 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$7.13 to $8.56	1,038,500	$7.29	9.03 years	105,500	$7.29
$10.63 to $17.25	493,561	12.67	5.92 years	349,661	13.26
$21.50 to $29.88	412,000	24.47	6.12 years	410,500	24.48

Note 13—Shareholders' Equity

Preferred Stock

    Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 2000 and 1999.

Employee Stock Ownership Plan

    K2 has an Employee Stock Ownership Plan ("ESOP"), which covers substantially all of its domestic non-union employees with at least one year of service. As of December 31, 2000, the trust was indebted to K2 in the aggregate amount of $319,000 in connection with stock purchases made from 1982 through 1984 of which 67,487 shares with an aggregate market value of $539,896 as of December 31, 2000 remained unallocated to participants. These loans are repayable over the next two to four years with interest at prime plus 1/2%, not to exceed 18%, and the unallocated shares will be released to participants proportionately as these loans are repaid. Of the total dividends received by the ESOP on its investment in K2's Common Stock, dividends on allocated and unallocated shares in the amount of $29,000 in 1999 were used to service these loans. Allocated shares as of December 31, 2000 totaled 1,498,260.

    Additionally, the trust was indebted to K2 in the amount of $1,100,000 at December 31, 2000 and 1999, in connection with distributions made to terminees.

    Shareholders' equity has been reduced by the amounts of the loans and any payments made by K2 on behalf of the trust. The payments, made by K2 on behalf of the trust, which at December 31, 2000 totaled $71,000, are being amortized to expense over the lives of the loans.

    The amount of K2's annual contribution to the ESOP is at the discretion of K2's Board of Directors. For the year ended 1999, contributions were limited to amounts in excess of annual dividends, net of debt service, of the ESOP necessary to fund obligations arising in each of those years to retired and terminated employees. This amount was $200,000. No contributions were made in 2000. ESOP expense, including amortization of the foregoing payments, was $203,000, $638,000 and $156,000 in 2000, 1999 and 1998, respectively.

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

Note 14—Segment Data

    K2 classifies its business into three segments based on similar product types consisting of sporting goods products, other recreational products and selected industrial products. The sporting goods segment consists primarily of sports equipment used to participate in individual sports activities sold primarily through sporting goods specialty dealers, regional and national sporting goods chains and the sporting goods department of mass merchants. The equipment includes in-line skates, scooters, skis, snowboards, bikes, fishing tackle and flotation vests. The other recreational products segment is primarily active leisure apparel sold principally into the advertising specialty market through distributors, and leisure footwear and other apparel sold through specialty sporting goods dealers. The industrial products segment includes monofilament line sold to the paper industry, string trimmer line sold to a variety of distributors, retailers and equipment manufacturers, fiberglass light poles sold to contractors, utility companies and municipalities and marine and CB radio antennas sold to marine dealers.

    K2 evaluates performance based on operating profit or loss (before interest, corporate expenses and income taxes). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements. Intercompany profit or loss is eliminated where applicable.

    The information presented below is as of or for the year ended December 31.

	Net Sales to Unaffiliated Customers			Intersegment Sales			Operating Profit (Loss)
	2000	1999	1998	2000	1999	1998	2000	1999	1998
	(Millions)
Sporting goods	$509.6	$480.6	$410.0	$39.5	$30.4	$18.6	$32.3	$15.0 *	$5.3 *
Other recreational	42.2	42.8	45.2	0.7	0.2	0.3	(2.7)	(1.9)	(1.1)
Industrial	119.0	122.6	128.8	1.5	1.1	1.4	12.7	17.5	18.4

Total segment data	$670.8	$646.0	$584.0	$41.7	$31.7	$20.3	42.3	30.6	22.6

Corporate expenses, net							(3.3)	(5.4)	(5.6)
Interest expense							14.8	12.7	12.2

Income from continuing operations before provision for income taxes							$24.2	$12.5	$4.8

*
1999 and 1998 include charges of $10.5 million for restructuring and downsizing costs and $14.5 million for restructuring costs, respectively.

	Identifiable Assets			Depreciation and Amortization			Capital Expenditures
	2000	1999	1998	2000	1999	1998	2000	1999	1998
	(Millions)
Sporting goods	$306.9	$346.9	$301.3	$10.4	$9.9	$9.3	$12.1	$13.0	$6.9
Other recreational	32.3	32.4	40.4	0.9	0.8	0.8	0.7	0.5	0.6
Industrial	61.7	63.3	66.8	2.8	2.8	2.5	1.9	2.7	9.8

Total segment data	400.9	442.6	408.5	14.1	13.5	12.6	14.7	16.2	17.3
Corporate	18.4	20.6	17.0	0.2	0.2	0.1

Total continuing operations	419.3	463.2	425.5	14.3	13.7	12.7	14.7	16.2	17.3

Discontinued operations		24.7	27.5	1.4	2.9	2.8	0.2	2.6	3.4

Total	$419.3	$487.9	$453.0	$15.7	$16.6	$15.5	$14.9	$18.8	$20.7

	2000	1999	1998
	(Millions)
Net sales by location
North America	$438.1	$417.7	$389.5
Europe	157.3	171.4	154.4
Asia	75.4	56.9	40.1

Total net sales	$670.8	$646.0	$584.0

Assets
North America	$272.0	$348.0	$320.9
Europe	99.0	94.8	97.3
Asia	48.3	45.1	34.8

Total assets	$419.3	$487.9	$453.0

Long-lived assets
North America	$93.6	$99.2	$75.4
Europe	8.4	8.3	8.3
Asia	6.8	4.0	2.5

Total long-lived assets	$108.8	$111.5	$86.2

K2 INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders:

K2 Inc.

    We have audited the accompanying consolidated balance sheets of K2 Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Los Angeles, California
February 23, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Except as noted in the following paragraph the information called for by Items 10, 11, 12 and 13 have been omitted because on or before April 30, 2001, Registrant will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items set forth in that proxy statement is incorporated herein by reference.

    The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of the Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as part of this report.

(a-1)  Financial Statements (for the three years ended December 31, 2000 unless otherwise stated):

(a-2)  Consolidated financial statement schedule:

II—Valuation and qualifying accounts	F-1

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

(a-3)  Exhibits

(3)	(a)(i)	Restated Certificate of Incorporation dated May 4, 1989, filed as Exhibit (3)(a) to Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
	(a)(ii)	Certificate of Amendment of Restated Certificate of Incorporation dated May 31, 1995, filed as Exhibit 3(a)(ii) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

	(a)(iii)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit (3)(i) to Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
	(b)(i)	By-Laws of K2 Inc., as amended and restated, filed as Exhibit 3 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.
	(b)(ii)	By-Laws of K2 Inc., as amended, filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
(4)	(a)
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
(2)
Second Amendment to the Note Agreements, dated December 1, 1999. Guaranty Agreement Re: $40,000,000 8.39% Senior Notes due November 30, 2004 of K2 Inc. dated as of December 1, 1999 and incorporated herein by reference.
(3)
Guaranty Agreement Re: $40,000,000 8.39% Senior Notes due November 30, 2004 of K2 Inc. dated as of December 1, 1999 filed as exhibit 10(A)(3) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(b)
Note Agreement Re: $50,000,000 8.41% Series 1999-A Senior Notes due December 1, 2009, dated as of December 1, 1999 filed as exhibit 10(C) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(c)
Credit Agreement dated as of December 21, 1999 among K2 Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender and the Other Financial Institutions Party Hereto filed as exhibit 10(D) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(d)
Amended and Restated Transfer and Administration Agreement among Enterprise Funding Corp. as the Company, K2 Funding, Inc., as the Transferor, K2 Inc. as the Master Servicer, and Bank of America, National Association as Agent and Bank Investor dated as of April 4, 2000, filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

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
(a) First Amendment to Employment agreement dated November 7, 2000.
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
		(3)
			Asset Purchase Agreement dated June 8, 2000 by and between Tyco International (US) Inc., Ludlow Building Products, Inc. as Buyer, Tyco Plastics Services AG, as IP Buyer, and K2 Inc., as Seller, filed as Exhibit 10(b) for the quarter ended June 30, 2000 and incorporated herein by reference.
(21)	Subsidiaries
(23)	Consent of Independent Auditors

(b)  Reports on Form 8-K filed in the fourth quarter of 2000:

      None

(c)  Refer to (a-3) above.

(d)  Refer to (a-2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 INC.
Date: March 30, 2001	By:	/s/ RICHARD M. RODSTEIN Richard M. Rodstein President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD M. RODSTEIN Richard M. Rodstein	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2001
/s/ JOHN J. RANGEL John J. Rangel	Senior Vice President—Finance (Principal Finance and Accounting Officer)	March 30, 2001
/s/ RICHARD J. HECKMANN Richard J. Heckmann	Director, Chairman of the Board	March 30, 2001
/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 30, 2001
/s/ WILFORD D. GODBOLD, JR. Wilford D. Godbold, Jr.	Director	March 30, 2001
/s/ ROBIN E. HERNREICH Robin E. Hernreich	Director	March 30, 2001
Lou Holtz	Director	March 30, 2001
/s/ STEWART M. KASEN Stewart M. Kasen	Director	March 30, 2001
/s/ JOHN H. OFFERMANS John H. Offermans	Director	March 30, 2001
/s/ ALFRED E. OSBORNE, JR. Alfred E. Osborne, Jr.	Director	March 30, 2001

K2 INC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

		Additions
				Charged to other accounts (primarily gross sales)	Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Acquisitions accounted for as a purchase		Amounts charged to reserve net of reinstatements	Balance at end of year
Year ended December 31, 2000
Allowance for doubtful items	$6,572	$3,314	$—	$—	$2,917	$6,969

	$6,572	$3,314	$—	$—	$2,917	$6,969

Year ended December 31, 1999
Allowance for doubtful items	$5,798	$2,594	$1,687	$—	$3,507	$6,572

	$5,798	$2,594	$1,687	$—	$3,507	$6,572

Year ended December 31, 1998
Allowance for doubtful items	$6,590	$2,061	$—	$—	$2,853	$5,798

	$6,590	$2,061	$—	$—	$2,853	$5,798

S-1

QuickLinks

PART I
  ITEM 1. BUSINESS:
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
SIGNATURES