Form 10-Q
period 2001-03-31
K2 INC
filed 2001-05-11
CIK 6720

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

For the Quarter Ended March 31, 2001	Commission File No. 1-4290

K2 INC.
(exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	95-2077125 (I.R.S. Employer Identification No.)
4900 South Eastern Avenue Los Angeles, California (Address of principal executive offices)	90040 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2001.

Common Stock, par value $1	17,938,076 Shares

FORM 10-Q QUARTERLY REPORT

PART 1 — FINANCIAL INFORMATION

ITEM 1 Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Thousands, except per share figures)

	Three months ended March 31
	2001	2000
	(Unaudited)
Net sales	$173,213	$184,992
Cost of products sold	122,530	130,752

Gross profit	50,683	54,240
Selling expenses	28,463	30,144
General and administrative expenses	14,554	14,577

Operating income	7,666	9,519
Interest expense	3,263	4,566
Other income, net	(167)	(80)

Income before income taxes	4,570	5,033
Provision for income taxes	1,417	1,711

Income from continuing operations	3,153	3,322
Discontinued operations, net of taxes	—	416

Net income	$3,153	$3,738

Basic earnings per share:
Continuing operations	$0.18	$0.19
Discontinued operations	—	0.02

Net income	0.18	0.21

Diluted earnings per share:
Continuing operations	$0.17	$0.18
Discontinued operations	—	0.02

Net income	0.17	0.20

Basic shares outstanding	17,943	17,949
Diluted shares outstanding	18,076	17,992

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Thousands, except number of shares)

	March 31 2001	December 31 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,081	$3,174
Accounts receivable, net	132,550	107,933
Inventories, net	176,831	176,628
Deferred taxes and income taxes receivable	7,826	8,963
Prepaid expenses and other current assets	8,532	6,573

Total current assets	327,820	303,271
Property, plant and equipment	170,285	167,216
Less allowance for depreciation and amortization	97,399	95,221

	72,886	71,995
Intangibles, principally goodwill, net	41,912	40,301
Other	3,963	3,717

Total Assets	$446,581	$419,284

Liabilities and Shareholders' Equity
Current Liabilities
Bank loans	$19,036	$25,767
Accounts payable	66,740	46,732
Accrued payroll and related	20,639	19,539
Other accruals	23,881	22,145
Current portion of long-term debt	4,587	4,594

Total current liabilities	134,883	118,777
Long-term debt	81,336	69,836
Deferred taxes	3,423	3,423
Commitments and Contingencies
Shareholders' Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued Common Stock, $1 par value, authorized 40,000,000 shares, issued shares—18,673,646 in 2001 and 2000	18,674	18,674
Additional paid-in capital	143,331	143,331
Retained earnings	94,980	91,827
Employee Stock Ownership Plan and stock option loans	(1,590)	(1,645)
Treasury shares at cost, 747,234 shares in 2001 and 738,676 in 2000	(9,109)	(9,045)
Accumulated other comprehensive loss	(19,347)	(15,894)

Total Shareholders' Equity	226,939	227,248

Total Liabilities and Shareholders' Equity	$446,581	$419,284

See notes to consolidated condensed financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(Thousands)

	Three months ended March 31
	2001	2000
	(unaudited)
Operating Activities
Income from continuing operations	$3,153	$3,322
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,594	3,093
Deferred taxes	1,137	914
Changes in noncash current assets and current liabilities	(2,834)	18,751

Net cash provided by operating activities	5,050	26,080
Investing Activities
Property, plant & equipment expenditures	(3,626)	(1,576)
Disposals of property, plant & equipment	—	3
Purchase of business	(4,581)	—
Change in accumulated other comprehensive loss	(3,453)	(4,904)
Other items, net	755	(724)

Net cash used in investing activities	(10,905)	(7,201)
Financing Activities
Borrowings under long-term debt	35,000	31,790
Payments of long-term debt	(23,507)	(14,000)
Net decrease in short-term bank loans	(6,731)	(36,948)

Net cash provided by (used in) financing activities	4,762	(19,158)

Net decrease in cash and cash equivalents from continuing operations	(1,093)	(279)
Discontinued operations
Income from discontinued operations	—	416
Adjustments to reconcile income to net cash provided by discontinued operations:
Depreciation and amortization	—	713
Capital expenditures	—	(109)
Other items, net	—	(415)

Cash provided by discontinued operations	—	605
Net increase (decrease) in cash and cash equivalents	(1,093)	326
Cash and cash equivalents at beginning of year	3,174	9,421

Cash and cash equivalents at end of period	$2,081	$9,747

See notes to consolidated condensed financial statements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2001

NOTE 1—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in K2 Inc.'s ("K2's") Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2—Summary of Significant Accounting Policies

Accounts Receivable and Allowances

    Accounts receivable are net of allowances for doubtful accounts of $6,618,000 at March 31, 2001 and $6,969,000 at December 31, 2000.

Inventories

    The components of inventory consisted of the following:

	March 31 2001	December 31 2000
	(Thousands)
Finished goods	$136,277	$137,733
Work in process	11,767	13,164
Raw materials	28,787	25,731

	$176,831	$176,628

Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation. Freight billed to customers ("freight recovery") is reported in net sales rather than netted against freight expense and the related freight costs incurred by K2 are reflected primarily in selling expenses. The amount of freight recovery reclassified to net sales for the quarter ended March 31, 2000 was $869,000. The amount of freight expense incurred by K2 reclassified to selling expenses from net sales for the quarter ended March 31, 2000 was $2,311,000. For the quarter ended March 31, 2000, the amount of outgoing freight expense reflected in selling expense amounted to $3,819,000. These reclassifications were not material to previously reported gross profit and had no impact on quarterly operating income or net income as previously reported in the 2000 first quarter.

NOTE 3—Borrowings and Other Financial Instruments

    Covenants contained in K2's $75 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by K2. As of March 31, 2001, $11.9 million of retained earnings were free of such restrictions.

    At March 31, 2001, $54.4 million of accounts receivable were sold under K2's $75 million domestic accounts receivable purchase facility, with no amounts sold under the $20 million facility available in Germany.

NOTE 4—Accumulated Other Comprehensive Loss

    The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Derivative Financial Instruments Gains	Total
	(Thousands)
Balance at December 31, 2000	$(16,366)	$472	$(15,894)
Change in cumulative translation adjustment	(3,779)		(3,779)
Change in unrealized gain on derivatives		326	326

Balance at March 31, 2001	$(20,145)	$798	$(19,347)

    Total comprehensive loss was $0.3 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. Total comprehensive loss includes the net change in accumulated other comprehensive loss for the period.

NOTE 5—Earnings Per Share Data

    Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. The March 31, 2001 computation of diluted EPS included the dilutive effects of 133,000 stock options and excluded 946,000 stock options outstanding since their inclusion would have been antidilutive. The March 31, 2000 computation of diluted EPS included the dilutive effects of 43,000 stock options and excluded 1,057,000 stock options since their inclusion would have been antidilutive.

NOTE 6—Segment Information

    The segment information presented below is as of March 31:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2001	2000	2001	2000	2001	2000
	(Millions)
Sporting goods	$132.2	$141.2	$11.1	$9.7	$6.4	$7.1
Other recreational	10.5	9.8	0.4	0.1	(0.7)	(0.7)
Industrial	30.5	34.0	0.3	0.5	3.8	4.8

Total segment data	$173.2	$185.0	$11.8	$10.3	9.5	11.2

Corporate expenses, net					(1.6)	(1.6)
Interest expense					3.3	4.6

Income from continuing operations before provision for income taxes					$4.6	$5.0

NOTE 7—Contingencies

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable a liability has been incurred and the amount can be reasonably estimated. At March 31, 2001 and December 31, 2000, K2 had recorded an estimated liability of approximately $817,000 and $762,000, respectively, and made no provision for any expected insurance recovery.

    The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative First Quarter Results of Operations

    Net sales from continuing operations for the three months ended March 31, 2001 decreased to $173.2 million from $185.0 million in the year-earlier period. Income from continuing operations for the first quarter of 2001 declined to $3.2 million, or $.17 per diluted share, from $3.3 million, or $.18 per diluted share, in the first quarter of 2000. Net income decreased to $3.2 million, or $.17 per diluted share, from $3.7 million, or $.20 per diluted share, in the prior year quarter.

    Net Sales.  In the sporting goods segment, net sales decreased 6.4% to $132.2 million from $141.2 million in the 2000 first quarter. Growth in sales of K2 Kickboard scooters, skis and Stearns marine products partially offset declines in in-line skate and worldwide fishing tackle sales, resulting in the overall decrease of sales in the segment. The increase in Kickboard scooter sales was due to strong demand in the European market following a successful introduction of the Kickboard in 2000. In a seasonally slow quarter, double-digit sales increases of skis were reported reflecting the success of the MOD technology and a favorable late winter season in North America. New products at Stearns fueled sales increases primarily in children's flotation devices, outdoor water products and raingear. Shakespeare fishing tackle and in-line skate sales declined due to the unfavorable weather conditions throughout much of North America and Europe. Also contributing to the decline in in-line skate sales was the decline in European exchange rates against the dollar as compared to the 2000 first quarter, resulting in lower translated sales for the current year period.

    In the other recreational products segment, net sales of $10.5 million represented a 7.1% increase from the year ago period of $9.8 million. Sales of skateboard shoes and apparel increased substantially over the prior year, however, the improvement was partially offset by lower apparel sales to the advertising specialty market in continued sluggish market conditions.

    Net sales of the two businesses in the industrial products group declined 10.3% to $30.5 million from $34.0 million in the prior year's quarter. The decline was due to the slowdown and consolidation of customers in the paperweaving industry and lower sales of composite light poles sold to utilities.

    Gross profit.  Gross profits for the first quarter of 2001 decreased 6.5% to $50.7 million, or 29.3% of net sales, as compared with $54.2 million, or 29.3% of net sales, in the year ago quarter. The decline in gross profit dollars for the quarter was attributable to the decline in sales volume for the 2001 first quarter. Gross profit as a percentage of net sales was comparable with the prior year's quarter. Reduced products costs associated with the China manufacturing facility were offset by the impact of selling products with higher costs in Europe, as a result of the weakening European currency.

    Costs and Expenses.  Selling expenses decreased 5.3% to $28.5 million, from $30.1 million in the prior year's first quarter and was comparable as a percentage of net sales at 16.4%. The dollar decrease is attributable to the decline in sales volume for the quarter as compared to the prior year. General and administrative expenses were comparable at $14.6 million for the quarter but increased a percentage of net sales from 7.9% to 8.4% for the 2001 first quarter.

    Operating Income.  Operating income for the first quarter was $7.7 million, or 4.4% of net sales, as compared to operating income of $9.5 million, or 5.1% of net sales, a year ago. The decline in operating income was due to lower sales during the current year quarter, partially offset by reductions in selling expenses.

    Interest Expense.  Interest expense declined $1.3 million to $3.3 million in the first quarter of 2001 compared to $4.6 million in the year-earlier period. Lower average borrowings and lower interest rates reduced interest expense by $1,059,000 and $244,000, respectively. Lower average borrowings were the result of cash generated from operations and from the sale of the discontinued operation in 2000. The interest rate decrease was due to a decrease in the LIBOR variable rate as compared to the prior year.

Liquidity and Sources of Capital

    The Company's continuing operating activities provided $5.1 million of cash in the current year's first quarter compared to $26.1 million in the 2000 first quarter. During the current quarter, the Company's sales of receivables declined by $18.7 million as compared to a prior year's increase of $13.6 million. Excluding the impact of the sale of receivables, cash from operations increased $11.2 million due to improvements in cash provided from increases in accounts payable and accrued liabilities.

    Net cash used for investing activities increased $3.7 million to $10.9 million in the current first quarter, compared to $7.2 million in the 2000 first quarter. The 2001 first quarter reflected the purchase of the assets of an industrial business for a net $4.6 million in cash. Additionally, capital expenditures in the 2001 period were $2.1 million higher compared to the 2000 first quarter. The current year quarter also reflected a decrease of $1.4 million in accumulated other comprehensive loss over the prior year quarter. There were no material commitments for capital expenditures at March 31, 2001.

    Net cash provided by financing activities was $4.8 million in the 2001 first quarter compared with $19.2 million used in the corresponding year-ago quarter. The year-to-year increase of $24.0 million of cash provided by financing activities was due to net borrowings of debt compared to net repayments of debt in the prior year quarter.

    The Company anticipates its remaining cash needs in 2001 will be provided from operations and borrowings under existing credit lines.

Statement Regarding Forward-Looking Disclosure

    This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding weather, sales and earnings, market trends and conditions, economic conditions, foreign exchange fluctuations, product cost reduction efforts, debt reduction, inventory levels at retail, expense control efforts, product acceptance and demand, product development efforts, success of new product introductions and overall market trends which involve substantial risks and uncertainties. K2 cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, economic conditions, product demand, competitive pricing and the impact of foreign exchange on product costs, and other risks described in K2's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

    Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected second quarter 2001 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to accurately quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

PART II—OTHER INFORMATION

ITEM 4 Submission of Matters to Vote of Security Holders

  (c)
  At the Annual Meeting of the Stockholders of K2 held May 3, 2001, the following actions were taken:

  (1)
  Three directors were elected:

  Wilford D. Godbold, Jr.—16,541,318 votes for and 273,253 votes withheld;
  Lou Holtz—16,445,444 votes for and 369,128 votes withheld;
  Richard M. Rodstein—16,419,259 votes for and 395,312 votes withheld.

  (3)
  The selection by the Board of Directors of Ernst & Young LLP as K2's independent auditors for the year 2001 was ratified as follows:

  16,696,875 votes for, 35,775 votes against and 81,921 votes abstained.

ITEM 6 Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Employment agreement dated May 8, 2001 between the Company and Richard M. Rodstein.
10.2	Employment agreement dated May 8, 2001 between the Company and John J. Rangel.
  (b)
  Reports on Form 8-K filed in the first quarter ended March 31, 2001

  None

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)
Date: May 11, 2001	By:	/s/ RICHARD M. RODSTEIN Richard M. Rodstein President and Chief Executive Officer
Date: May 11, 2001	By:	/s/ JOHN J. RANGEL John J. Rangel Senior Vice President—Finance

QuickLinks

FORM 10-Q QUARTERLY REPORT PART 1 — FINANCIAL INFORMATION
K2 INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS March 31, 2001