Form 10-Q
period 2001-06-30
K2 INC
filed 2001-08-14
CIK 6720

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2001.

Common Stock, par value $1	17,939,076 Shares

FORM 10-Q QUARTERLY REPORT
PART-1 FINANCIAL INFORMATION

Item 1. Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Thousands, except per share figures)

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
	(Unaudited)
Net sales	$144,865	$161,854	$318,078	$346,846
Cost of products sold	97,879	107,065	220,409	237,817

Gross profit	46,986	54,789	97,669	109,029
Selling expenses	26,644	28,161	55,107	58,305
General and administrative expenses	13,338	13,001	27,892	27,578

Operating income	7,004	13,627	14,670	23,146
Interest expense	3,451	3,992	6,714	8,558
Other expense (income), net	200	(59)	33	(139)

Income before income taxes	3,353	9,694	7,923	14,727
Provision for income taxes	1,039	3,296	2,456	5,007

Income from continuing operations	2,314	6,398	5,467	9,720
Discontinued operations, net of taxes	0	623	0	1,039
Loss on disposal, net of taxes	0	(718)	0	(718)

	0	(95)	0	321

Net income	$2,314	$6,303	$5,467	$10,041

Basic earnings per share:
Continuing operations	$0.13	$0.36	$0.30	$0.54
Discontinued operations	0.00	(0.01)	0.00	0.02

Net income	$0.13	$0.35	$0.30	$0.56

Diluted earnings per share:
Continuing operations	$0.13	$0.36	$0.30	$0.54
Discontinued operations	0.00	(0.01)	0.00	0.02

Net income	$0.13	$0.35	$0.30	$0.56

Basic shares outstanding	17,938	17,949	17,941	17,949
Diluted shares outstanding	18,113	18,000	18,096	17,998

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Thousands, except share and per share figures)

	June 30 2001	December 31 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,400	$3,174
Accounts receivable, net	115,408	107,933
Inventories, net	184,422	176,628
Deferred taxes and income taxes receivable	5,395	8,963
Prepaid expenses and other current assets	11,258	6,573

Total current assets	318,883	303,271
Property, plant and equipment	173,107	167,216
Less allowance for depreciation and amortization	101,100	95,221

	72,007	71,995
Intangibles, principally goodwill, net	41,611	40,301
Other	4,104	3,717

Total Assets	$436,605	$419,284

Liabilities and Shareholders' Equity
Current Liabilities
Bank loans	$17,148	$25,767
Accounts payable	57,621	46,732
Accrued payroll and related	18,245	19,539
Other accruals	21,338	22,145
Current portion of long-term debt	4,557	4,594

Total current liabilities	118,909	118,777
Long-term debt	84,336	69,836
Deferred taxes	3,423	3,423
Commitments and Contingencies
Shareholders' Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
Common Stock, $1 par value, authorized 40,000,000 shares, issued shares—18,676,146 in 2001 and 18,673,646 in 2000	18,676	18,674
Additional paid-in capital	143,346	143,331
Retained earnings	97,294	91,827
Employee Stock Ownership Plan and stock option loans	(1,585)	(1,645)
Treasury shares at cost, 747,234 shares in 2001 and 738,676 in 2000	(9,109)	(9,045)
Accumulated other comprehensive loss	(18,685)	(15,894)

Total Shareholders' Equity	229,937	227,248

Total Liabilities and Shareholders' Equity	$436,605	$419,284

See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(Thousands)

	Six months ended June 30
	2001	2000
	(unaudited)
Operating Activities
Income from continuing operations	$5,467	$9,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,096	6,493
Deferred taxes	3,568	6,439
Changes in noncash current assets and current liabilities	(11,166)	24,575

Net cash provided by operating activities	5,965	47,227
Investing Activities
Property, plant & equipment expenditures	(7,044)	(4,493)
Disposals of property, plant & equipment	293	600
Purchase of business, net of cash acquired	(4,581)	0
Other items, net	(1,251)	(7,226)

Net cash used in investing activities	(12,583)	(11,119)
Financing Activities
Borrowings under long-term debt	77,500	67,000
Payments under long-term debt	(63,037)	(106,273)
Net decrease in short-term bank loans	(8,619)	(34,979)

Net cash provided by (used in) financing activities	5,844	(74,252)

Net decrease in cash and cash equivalents from continuing operations	(774)	(38,144)
Discontinued operations
Income from discontinued operations	0	321
Proceeds received from sale of discontinued operation		27,500
Adjustments to reconcile income to net cash provided by discontinued operations:
Depreciation and amortization	0	1,426
Capital expenditures	0	(287)
Other items, net	0	2,025

Cash provided by discontinued operations	0	30,985
Net decrease in cash and cash equivalents	(774)	(7,159)
Cash and cash equivalents at beginning of year	3,174	9,421

Cash and cash equivalents at end of period	$2,400	$2,262

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2001

NOTE 1—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in K2's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2—Summary of Significant Accounting Policies

Accounts Receivable and Allowances

    Accounts receivable are net of allowances for doubtful accounts of $6,341,000 at June 30, 2001 and $6,969,000 at December 31, 2000.

Inventories

    The components of inventory consisted of the following:

	June 30 2001	December 31 2000
	(Thousands)
Finished goods	$145,882	$137,733
Work in process	9,391	13,164
Raw materials	29,149	25,731

	$184,422	$176,628

Newly Issued Accounting Standards

    During 2001, K2 adopted the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", for sales of receivables that occurred during the year. The impact of adoption on the financial statements was immaterial.

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    K2 will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1.3 million ($0.07 per diluted share) per year. During 2002, K2 will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of K2.

Reclassifications

    Certain prior year amounts for freight billed to customers ("freight recovery") and outgoing freight expense have been reclassified to conform to the current year presentation. For the current year, freight recovery is reported in net sales rather than netted against freight expense and the related freight costs incurred by K2 are reflected primarily in selling expenses. For the three and six-month periods ended June 30, 2000, the amount of freight recovery reclassified to net sales was $427,000 and $1,296,000, respectively and the amount of outgoing freight expense reclassified to selling expenses from net sales was $2,378,000 and $4,689,000, respectively.  These reclassifications were not material to previously reported gross profit and had no impact on quarterly operating income or net income as previously reported.

NOTE 3—Subsequent Event

    In 1999 and 2000, K2 moved portions of its ski and all of its snowboard production to its factory in China. Subsequent to June 30, 2001, K2 announced its intention to move the manufacturing of additional products to its Chinese plant and to other suppliers overseas. This move is expected to ultimately result in the shutdown of four domestic manufacturing facilities in Washington, Minnesota and Alabama, and the reduction of approximately 450 positions. In conjunction with the closures and other downsizing activities, K2 expects to record a pre-tax reserve of approximately $10-$11 million in the third quarter, primarily related to the reduction of jobs and asset impairments on the facilities closed.

NOTE 4—Borrowings and Other Financial Instruments

    Covenants contained in K2's $75 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by K2. As of June 30, 2001, $11.9 million of retained earnings were free of such restrictions.

    At June 30, 2001, $39.3 million of accounts receivable were sold under K2's $75 million domestic accounts receivable purchase facility, with no amounts sold under the $20 million facility available in Germany.

NOTE 5—Accumulated Other Comprehensive Loss

    Accumulated other comprehensive loss is reflected on the consolidated balance sheets as a reduction in shareholder's equity and includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Derivative Financial Instruments Gains	Total
	(Thousands)
Balance at December 31, 2000	$(16,366)	$472	$(15,894)
Change in cumulative translation adjustment	(2,461)		(2,461)
Change in unrealized gain on derivatives		(330)	(330)

Balance at June 30, 2001	$(18,827)	$142	$(18,685)

    Total comprehensive income is equal to net income less other comprehensive loss for the period, or $3.0 million and $2.7 million for the three and six months ended June 30, 2001, respectively. Total comprehensive income was $4.6 million and $3.4 million for the three and six months ended June 30, 2000, respectively.

NOTE 6—Earnings Per Share Data

    Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. For the three and six month periods ended June 30, 2001, computation of diluted EPS included the dilutive effects of 175,000 and 155,000 stock options, respectively, and excluded 901,000 and 927,000 stock options outstanding, respectively, since their inclusion would have been antidilutive. For the three and six month periods ended June 30, 2000, computation of diluted EPS included the dilutive effects of 51,000 and 48,000 stock options, respectively, and excluded 1,192,000 and 1,124,000 stock options outstanding, respectively, since their inclusion would have been antidilutive.

NOTE 7—Segment Information

    The segment information presented below is for the three months ended June 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2001	2000	2001	2000	2001	2000
	(Millions)
Sporting goods	$105.5	$118.4	$15.4	$11.1	$4.8	$10.2
Other recreational	9.0	9.9	0.6	0.3	(1.0)	(0.2)
Industrial	30.4	33.6	0.1	0.3	4.0	4.7

Total segment data	$144.9	$161.9	$16.1	$11.7	7.8	14.7

Corporate expenses, net					1.0	1.0
Interest expense					3.4	4.0

Income from continuing operations before provision for income taxes					$3.4	$9.7

    The segment information presented below is for the six months ended June 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2001	2000	2001	2000	2001	2000
	(Millions)
Sporting goods	$237.7	$259.6	$26.5	$20.8	$11.2	$17.3
Other recreational	19.5	19.6	1.0	0.4	(1.7)	(0.9)
Industrial	60.9	67.6	0.4	0.8	7.8	9.5

Total segment data	$318.1	$346.8	$27.9	$22.0	17.3	25.9

Corporate expenses, net					2.7	2.6
Interest expense					6.7	8.6

Income from continuing operations before provision for income taxes					$7.9	$14.7

NOTE 8—Contingencies

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable a liability has been incurred and the amount can be reasonably estimated. At June 30, 2001 and December 31, 2000, K2 had recorded an estimated liability of approximately $860,000 and $762,000, respectively, and made no provision for any expected insurance recovery.

    The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Second Quarter Results of Operations

    Net sales from continuing operations for the three months ended June 30, 2001 declined to $144.9 million from $161.9 million in the year-earlier period. Income from continuing operations for the second quarter of 2001 declined to $2.3 million, or $.13 per diluted share, from $6.4 million, or $.36 per diluted share, in the second quarter a year ago. Net income for the quarter was $2.3 million, or

$.13 per diluted share, as compared with $6.3 million, or $.35 per diluted share, in the prior year quarter.

    Net Sales.  In the sporting goods segment, net sales for the second quarter declined to $105.5 million from $118.4 million in the 2000 second quarter. The overall decrease resulted from a reduction in small wheeled product sales stemming from sluggish worldwide retail sales of in-line skates and Kickboard scooters, caused in part by poor weather and reduced consumer demand. Partially offsetting this decline were double digit increases in sales of skis, snowboards, and Stearns outdoor water products, and record quarterly sales for Shakespeare fishing tackle. In a seasonally slow sales quarter, worldwide sales of skis and snowboard products improved, primarily in the domestic market, reflecting the growth in preseason orders received from retailers. Sales of outdoor water products improved as the result of new product introductions mainly from children's life vests and raingear. Sales of fishing tackle experienced strong domestic growth from new product introductions such as reels and kits.

    In the other recreational products segment, net sales were $9.0 million for the second quarter as compared with $9.9 million in the prior year's quarter. Sales of skateboard shoes increased over the prior year's quarter, however sluggish advertising specialty sales resulted in an overall decrease in sales for the segment.

    Net sales of the two businesses in the industrial products group for the second quarter declined to $30.4 million from $33.6 million in the prior year's quarter. The sales decrease reflected soft demand for paperweaving monofilaments, composite light poles and marine antennas.

    Gross profit.  Gross profit for the second quarter of 2001 was $47.0 million, or 32.4% of net sales, as compared with $54.8 million, or 33.9% of net sales, in the year ago quarter. The decline in gross profit dollars for the quarter was attributable to the decline in sales volume. The decline in margins resulted from reduced margin in-line skate sales, the margin impact of weak European currencies on products purchased in US dollars for sale in Europe, and an unfavorable mix of sales. This decline was partially offset by reduced product costs associated with K2's manufacturing facility in China.

    Costs and Expenses.  Selling expenses decreased 5.4% to $26.6 million, or 18.4% of net sales, from $28.2 million, or 17.4% of net sales, in the prior year's quarter. The dollar decrease was attributable to the decline in sales volume for the quarter as compared to the prior year's quarter. The increase as a percentage of sales reflects seasonal timing of expenses and a decline in sales volume. General and administrative expenses were $13.3 million, or 9.2% of net sales as compared with $13.0 million, or 8.0% of net sales, in the 2000 second quarter. The increase as a percentage of sales was attributable to the decline in sales volume for the quarter.

    Operating Income.  Operating income for the second quarter was $7.0 million or 4.8% of net sales, as compared to operating income of $13.6 million, or 8.4% of net sales, a year ago. The decline in operating income reflects reduced sales volume and gross profit margins, partially offset by decreased selling expenses.

    Interest Expense.  Interest expense decreased $541,000 or 13.6%, to $3.5 million in the second quarter of 2001 compared to $4.0 million in the year-earlier period mainly as the result of lower average borrowings for the period.

Comparative Six-Month Results of Operations

    Net sales from continuing operations for the six months ended June 30, 2001 were $318.1 million as compared with $346.8 million in the year-earlier period. Income from continuing operations for the first half of 2000 was $5.5 million, or $.30 per diluted share, as compared with $9.7 million, or $.54 per diluted share, in the first six months of 2000. Net income was $5.5 million, or $.30 per diluted share, as compared with $10.0 million, or $.56 per diluted share, in the prior year six months.

    Net Sales.  In the sporting goods segment, net sales for the first six months were $237.7 million, down from $259.6 million in the 2000 period. The overall decrease resulted from lower sales of in-line skates and Kickboard scooters stemming from sluggish worldwide retail sales, caused in part by poor weather and soft consumer demand. Partially offsetting this decline were increases in sales of skis, snowboards and Stearns outdoor water products. Sales of skis and snowboard products improved reflecting robust preseason orders from retailers in response to new products such as the K2 Axis ski line. Sales of outdoor water products improved as the result of new product introductions mainly from children's flotation devices and raingear. Sales of Shakespeare fishing tackle were comparable with the prior year six-month period.

    In the other recreational products segment, net sales for the first six months were $19.5 million as compared with $19.6 million in the prior year. The decrease was attributable mainly to lower apparel sales to the advertising specialty market in continued sluggish market conditions partially offset by increased sales of skateboard shoes and apparel.

    Net sales of the two businesses in the industrial products group were $60.9 million for the first six months as compared with $67.6 million in the prior year. The sales decrease reflects reduced demand for monofilament in the paperweaving market and lower sales of composite light poles and marine antennas.

    Gross profit.  Gross profit for the first half of 2001 was $97.7 million, or 30.7% of net sales, from $109.0 million, or 31.4% of net sales, in the prior year period. The decline in gross profit dollars for the six months was attributable to the decline in sales volume. The decline in margins resulted from lower margins on in-line skate sales, the margin impact of weak European currencies on products purchased in US dollars for sale in Europe, and an unfavorable mix of sales. This decline was partially offset by improved margins associated with the shift of more of K2's manufacturing to the China manufacturing facility.

    Costs and Expenses.  Selling expenses decreased 5.5% to $55.1 million, or 17.3% of net sales, from $58.3 million, or 16.8% of net sales, in the prior year. The dollar decrease was attributable to the decline in sales volume for the six months as compared to the prior year's six months. The increase as a percentage of sales reflects seasonal timing of expenses and a decline in sales volume. General and administrative expenses were $27.9 million, or 8.8% of net sales as compared with $27.6 million or 8.0% of net sales, in the prior year. The increase as a percentage of sales was attributable to the decline in sales volume for the period.

    Operating Income.  Operating income for the first six months was $14.7 million, or 4.6% of net sales as compared with $23.1 million, or 6.7% in the prior year. The decline in operating income reflects reduced sales volume and gross profit margins, partially offset by a decrease in selling, general and administrative expenses.

    Interest Expense.  Interest expense decreased $1.8 million or 21.5%, to $6.7 million for the first six months of 2001, compared with $8.5 million in the year-earlier period. Lower average borrowings and declining interest rates reduced interest expense by approximately $1.7 million and $0.1 million, respectively.

Liquidity and Sources of Capital

    K2's continuing operating activities provided $6.0 million of cash during the six months ended June 30, 2001 as compared with $47.2 million of cash provided during the six month period a year ago. During the current year's six month period, K2 sold $26.0 million fewer receivables under its accounts receivable purchase facility as compared with the prior year. Excluding the impact of the sale of receivables, cash from operations for the first six months of 2001 was $39.7 million, down from $55.0 million in first six months of 2000. The decline in cash flow was attributable to the impact of receivables from an acquisition and the timing of second quarter sales, and an increase in inventory levels over the prior year. This impact was partially offset by an increase in accounts payable over the prior year.

    Net cash used for investing activities was $12.5 million in the first half of 2001, compared to $11.1 million in the first half of 2000. The current year six months included the purchase of the assets of an industrial business for $4.6 million in cash. Additionally, capital expenditures in the 2001 period were $2.5 million higher compared to the 2000 first six months. The current year six months also reflected a decrease of $3.8 million in accumulated other comprehensive loss over the prior year six months. There were no material commitments for capital expenditures at June 30, 2001.

    Net cash provided by financing activities was $5.8 million during the six months ended June 30, 2001 as compared with $74.3 million of cash used during the six-month period a year ago. The year-to-year increase in cash provided by financing activities was due to net borrowings of debt compared to net repayments of debt in the prior year six months.

    K2 anticipates that its remaining cash needs in 2001 will be provided from operations and borrowings under credit lines. As a result of the reserve that K2 expects to record in the third quarter (as described in Note 3—Subsequent Events of Notes to Consolidated Condensed Financial Statements above) and due to reduced earnings expectations, K2 has initiated discussions with lenders to renegotiate certain provisions of its existing credit line as such changes are expected to be necessary following the end of the third quarter.

Statement Regarding Forward-Looking Disclosure

    This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding sales and earnings, market trends and conditions, economic conditions, foreign exchange fluctuations, product cost reduction efforts, debt reduction, inventory levels at retail, expense control efforts, product acceptance and demand, product development efforts, success of new product introductions and overall market trends which involve substantial risks and uncertainties. K2 cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, K2's ability to obtain changes in certain covenants it its principal credit facility on advantageous terms, economic conditions, product demand, competitive pricing and the impact of foreign exchange on product costs, and other risks described in K2's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

    Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected third quarter 2001 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to accurately quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

PART II—OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K filed since the date of the last Form 10-Q

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)
Date: August 14, 2001	By:	/s/ RICHARD M. RODSTEIN Richard M. Rodstein President and Chief Executive Officer
Date: August 14, 2001	By:	/s/ JOHN J. RANGEL John J. Rangel Senior Vice President—Finance

QuickLinks

FORM 10-Q QUARTERLY REPORT PART-1 FINANCIAL INFORMATION
  Item 1. Financial Statements
STATEMENTS OF CONSOLIDATED INCOME (condensed) (Thousands, except per share figures)
CONSOLIDATED BALANCE SHEETS (condensed) (Thousands, except share and per share figures)
STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed) (Thousands)
K2 INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS June 30, 2001
  NOTE 1—Basis of Presentation
  NOTE 2—Summary of Significant Accounting Policies
  NOTE 3—Subsequent Event
  NOTE 4—Borrowings and Other Financial Instruments
  NOTE 5—Accumulated Other Comprehensive Loss
  NOTE 6—Earnings Per Share Data
  NOTE 7—Segment Information
  NOTE 8—Contingencies
  ITEM 3 Quantitative and Qualitative Disclosures of Market Risk
  PART II—OTHER INFORMATION
  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES