Form 10-Q
period 2001-09-30
K2 INC
filed 2001-11-14
CIK 6720

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13
of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001	Commission File No. 1-4290

K2 INC.
(exact name of registrant as specified in its charter)

DELAWARE	95-2077125
(State of Incorporation)	(I.R.S. Employer Identification No.)
4900 South Eastern Avenue Los Angeles, California	90040
(Address of principal executive offices)	(Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001.

Common Stock, par value $1	17,939,076 Shares

FORM 10-Q QUARTERLY REPORT
PART—1 FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)

(Thousands, except per share figures)

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
	(Unaudited)
Net sales	$149,376	$166,060	$467,454	$512,906
Cost of products sold	117,618	112,125	338,027	349,942

Gross profit	31,758	53,935	129,427	162,964
Selling expenses	28,669	28,682	83,776	86,987
General and administrative expenses	16,824	15,808	44,716	43,386

Operating income (loss)	(13,735)	9,445	935	32,591
Interest expense	3,099	2,777	9,813	11,335
Other expense (income), net	(330)	9	(297)	(130)

Income (loss) before income taxes	(16,504)	6,659	(8,581)	21,386
Provision (credit) for income taxes	(5,836)	2,131	(3,380)	7,138

Income (loss) from continuing operations	(10,668)	4,528	(5,201)	14,248
Discontinued operations, net of taxes	—	—	—	1,039
Loss on disposal, net of taxes	—	—	—	(718)

	—	—	—	321

Net income (loss)	$(10,668)	$4,528	$(5,201)	$14,569

Basic earnings (loss) per share:
Continuing operations	$(0.59)	$0.25	$(0.29)	$0.79
Discontinued operations	0.00	0.00	0.00	0.02

Net income (loss)	$(0.59)	$0.25	$(0.29)	$0.81

Diluted earnings (loss) per share:
Continuing operations	$(0.59)	$0.25	$(0.29)	$0.79
Discontinued operations	0.00	0.00	0.00	0.02

Net income (loss)	$(0.59)	$0.25	$(0.29)	$0.81

Basic shares outstanding	17,939	17,950	17,940	17,950
Diluted shares outstanding	17,939	18,069	17,940	18,025

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)

(Thousands, except share and per share figures)

	September 30 2001	December 31 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,330	$3,174
Accounts receivable, net	106,449	107,933
Inventories, net	171,917	176,628
Deferred taxes and income taxes receivable	11,524	8,963
Prepaid expenses and other current assets	9,202	6,573

Total current assets	300,422	303,271
Property, plant and equipment	170,055	167,216
Less allowance for depreciation and amortization	101,123	95,221

	68,932	71,995
Intangibles, principally goodwill, net	41,253	40,301
Other	4,967	3,717

Total Assets	$415,574	$419,284

Liabilities and Shareholders' Equity
Current Liabilities
Bank loans	$21,799	$25,767
Accounts payable	42,423	46,732
Accrued payroll and related	21,557	19,539
Other accruals	28,361	22,145
Current portion of long-term debt	78,385	4,594

Total current liabilities	192,525	118,777
Long-term debt	—	69,836
Deferred taxes	3,423	3,423
Commitments and Contingencies
Shareholders' Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
Common Stock, $1 par value, authorized 40,000,000 shares, issued shares—18,676,146 in 2001 and 18,673,646 in 2000	18,676	18,674
Additional paid-in capital	143,346	143,331
Retained earnings	86,626	91,827
Employee Stock Ownership Plan and stock option loans	(1,583)	(1,645)
Treasury shares at cost, 747,234 shares in 2001 and 733,810 in 2000	(9,108)	(9,045)
Accumulated other comprehensive loss	(18,331)	(15,894)

Total Shareholders' Equity	219,626	227,248

Total Liabilities and Shareholders' Equity	$415,574	$419,284

See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)

(Thousands)

	Nine months ended September 30
	2001	2000
	(unaudited)
Operating Activities
Income (loss) from continuing operations	$(5,201)	$14,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,390	9,711
Deferred taxes	(2,561)	3,032
Write-off of property & equipment, net	2,940	0
Changes in noncash current assets and current liabilities	7,491	27,251

Net cash provided by operating activities	15,059	54,242
Investing Activities
Property, plant & equipment expenditures	(10,709)	(7,884)
Disposals of property, plant & equipment	1,490	607
Purchase of business, net of cash acquired	(4,581)	0
Other items, net	(3,090)	(14,225)

Net cash used in investing activities	(16,890)	(21,502)
Financing Activities
Borrowings under long-term debt	106,500	85,500
Payments under long-term debt	(102,545)	(120,794)
Net decrease in short-term bank loans	(3,968)	(34,274)

Net cash used in financing activities	(13)	(69,568)

Net decrease in cash and cash equivalents from continuing operations	(1,844)	(36,828)
Discontinued operations
Income from discontinued operations	—	321
Proceeds received from sale of discontinued operation		27,500
Adjustments to reconcile income to net cash provided by discontinued operations:
Depreciation and amortization	—	1,357
Capital expenditures	—	(237)
Other items, net	—	(1,441)

Cash provided by discontinued operations	—	27,500
Net decrease in cash and cash equivalents	(1,844)	(9,328)
Cash and cash equivalents at beginning of year	3,174	9,421

Cash and cash equivalents at end of period	$1,330	$93

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2001

NOTE 1—Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE 2—Summary of Significant Accounting Policies

Accounts Receivable and Allowances

    Accounts receivable are net of allowances for doubtful accounts of $5,066,000 at September 30, 2001 and $6,969,000 at December 31, 2000.

Inventories

    The components of inventory consisted of the following:

	September 30 2001	December 31 2000
	(Thousands)
Finished goods	$139,714	$137,733
Work in process	9,146	13,164
Raw materials	23,057	25,731

	$171,917	$176,628

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

    K2 will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.1 million ($0.12 per diluted share) per year. During 2002, K2 will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of K2.

    During 2002, K2 will apply the new rules on accounting for sales incentives and other consideration given to customers as required by Emerging Issues Task Force Issues 00-14 and 00-25, "Accounting for Certain Sales Incentives" and "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", respectively. These issues are effective for fiscal quarters beginning after December 15, 2001. The impact of the adoption of these issues on the financial statements is expected to be immaterial.

Reclassifications

    Certain prior year amounts for freight billed to customers ("freight recovery") and outgoing freight expense have been reclassified to conform to the current year presentation. For the current year, freight recovery is reported in net sales rather than netted against freight expense and the related freight costs incurred by K2 are reflected primarily in selling expenses. For the three and nine-month periods ended September 30, 2000, the amount of freight recovery reclassified to net sales was $483,000 and $1,718,000, respectively and the amount of outgoing freight expense reclassified to selling expenses from net sales was $2,091,000 and $6,780,000, respectively.  These reclassifications were not material to previously reported gross profit and had no impact on quarterly operating income or net income as previously reported.

NOTE 3—Charges Against Earnings

    In 1999 and 2000, K2 moved portions of its ski and all of its snowboard production to its factory in China as part of a strategic initiative to reduce costs by taking advantage of lower cost manufacturing overseas. In ongoing cost reduction moves, K2 completed the previously announced move of its remaining ski production to China, closing the Washington ski manufacturing facility during the third quarter. In addition, three other smaller manufacturing facilities were shut down in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production also moving overseas.

    In addition to the factory closures, K2 experienced a substantial industry-wide slowdown of sales of small-wheeled products, including primarily scooters and in-line skates, necessitating a downsizing of K2's small-wheeled products operation. The factory closures, coupled with the downsizing activities, have resulted in the reduction of approximately 600 positions worldwide. In conjunction with the closures and downsizing activities, K2 recorded a pre-tax charge in the third quarter of $18.0 million ($11.7 million or $0.65 per share after tax), primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. Approximately $5.2 million of the total amount was a charge to earnings that resulted in or will result in a cash payment. Approximately $15.6 million of the charge was included in cost of sales and approximately $2.4 million was included in general and administrative expenses.

    The following table summarizes the activity in 2001:

	Facilities & Equipment	Inventory	Severance and Related	Subtotal	Other Downsizing	Total
	(Thousands)
2001 Charges	$2,799	$9,434	$4,481	$16,714	$1,286	$18,000
Utilized:
Cash			1,489	1,489	144	1,633
Non-cash	2,799	9,434		12,233	104	12,337

	2,799	9,434	1,489	13,722	248	13,970
Balance September 30, 2001	$—	$—	$2,992	$2,992	$1,038	$4,030

    Of the remaining cash charges not utilized in the 2001 third quarter, K2 anticipates such amounts will be settled by the end of the 2002 first quarter, resulting in a cash outlay of $3.6 million over the next six months.

NOTE 4—Borrowings and Other Financial Instruments

    Covenants contained in K2's $75 million credit line and accounts receivable financing arrangement, among other things, restrict amounts available for payment of cash dividends and stock repurchases by K2. As of September 30, 2001, $11.9 million of retained earnings were free of such restrictions.

    At September 30, 2001, $51.8 million of accounts receivable were sold under K2's $75 million domestic accounts receivable purchase facility, with no amounts sold under the $20 million facility available in Germany.

    Based upon results of operations for the quarter ended September 30, 2001, K2 is not in compliance with the leverage, interest coverage, fixed charge and limitation on current debt covenants (the latter due to the reclassification of long-term debt to a current liability discussed below) under its bank credit facility and two long-term notes, all of which are unsecured. At September 30, 2001, indebtedness outstanding under the bank credit facility was $10.5 million, in addition to letters of credit totaling $7.8 million. Indebtedness outstanding pursuant to the two long-term notes totaled $67.8 million. K2 is in negotiations with its unsecured lenders to restructure the covenants, however, there are no assurances that a satisfactory agreement will be reached. If no agreement is reached, K2's unsecured lenders would have the right to exercise their contractual rights and legal default remedies under the bank credit facility and the two long-term notes. In addition to the right of all such lenders to demand immediate payment on the outstanding indebtedness held by them, lenders pursuant to the bank credit facility could refuse to fund additional loans to meet K2's working capital requirements. Until final resolution of these issues is reached, K2 has reclassified the entire amounts outstanding under the bank credit facility and the two long-term notes to a current liability.

    K2 had sold receivables totaling $51.8 million as of September 30, 2001 under an asset securitization program which expires November 15, 2001. K2 presently expects that the bank will continue to finance purchases of new receivables under the agreement while K2 negotiates for a replacement program. The bank has the contractual right to terminate the program and make no further fundings. In that event, all cash collected in respect of financed receivables would be applied to repay the bank's investment, and no portion thereof would be available to address K2's cash requirements. While K2 expects that it will replace the program, there are no assurances that it will be successful.

NOTE 5—Accumulated Other Comprehensive Loss

    Accumulated other comprehensive loss is reflected on the consolidated balance sheets as a reduction in shareholder's equity and includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Derivative Financial Instruments Gains (Losses)	Total
	(Thousands)
Balance at December 31, 2000	$(16,366)	$472	$(15,894)
Change in cumulative translation adjustment	(1,505)		(1,505)
Change in unrealized gains (losses) on derivatives		(932)	(932)

Balance at September 30, 2001	$(17,871)	$(460)	$(18,331)

    Total comprehensive income (loss) is equal to net income or loss plus other comprehensive income (loss) for the period, or ($10.3) million and ($7.6) million for the three and nine months ended September 30, 2001, respectively. Total comprehensive income (loss) was ($1.9) million and $1.5 million for the three and nine months ended September 30, 2000, respectively.

NOTE 6- Earnings Per Share Data

    Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. For the three and nine month periods ended September 30, 2001, computation of diluted EPS excluded 1,069,000 and 1,075,000 stock options outstanding, respectively, since their inclusion would have been antidilutive. For the three and nine month periods ended September 30, 2000, computation of diluted EPS included the dilutive effects of 119,000 and 75,000 stock options, respectively, and excluded 996,000 and 1,081,000 stock options outstanding, respectively, since their inclusion would have been antidilutive.

NOTE 7—Segment Information

    The segment information presented below is for the three months ended September 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2001	2000	2001	2000	2001		2000
	(Millions)
Sporting goods	$115.1	$128.0	$12.0	$10.6	$(11.4	)(a)	$8.3
Other recreational	9.4	11.1	0.7	0.2	(2.1	)(b)	(0.1)
Industrial	24.9	27.0	0.1	0.2	2.1	(c)	2.4

Total segment data	$149.4	$166.1	$12.8	$11.0	(11.4)		10.6

Corporate expenses, net					2.0		1.1
Interest expense					3.1		2.8

Income from continuing operations before provision for income taxes					$(16.5)		$6.7

(a)
2001 includes a charge of $16.5 million for restructuring and downsizing costs

(b)
2001 includes a charge of $1.2 million for restructuring and downsizing costs

(c)
2001 includes a charge of $0.3 million for restructuring and downsizing costs

    The segment information presented below is for the nine months ended September 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2001	2000	2001	2000	2001		2000
	(Millions)
Sporting goods	$352.7	$387.6	$38.5	$31.4	$(0.2	)(a)	$25.6
Other recreational	28.9	30.7	1.7	0.6	(3.8	)(b)	(1.0)
Industrial	85.8	94.6	0.5	1.1	9.9	(c)	11.9

Total segment data	$467.4	$512.9	$40.7	$33.1	5.9		36.5

Corporate expenses, net					4.7		3.8
Interest expense					9.8		11.3

Income from continuing operations before provision for income taxes					$(8.6)		$21.4

(a)
2001 includes a charge of $16.5 million for restructuring and downsizing costs

(b)
2001 includes a charge of $1.2 million for restructuring and downsizing costs

(c)
2001 includes a charge of $0.3 million for restructuring and downsizing costs

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

    Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable a liability has been incurred and the amount can be reasonably estimated. At September 30, 2001 and December 31, 2000, K2 had recorded an estimated liability of approximately $967,000 and $762,000, respectively, and made no provision for any expected insurance recovery.

    The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparative Third Quarter Results of Operations

    Net sales from continuing operations for the three months ended September 30, 2001 declined to $149.4 million from $166.1 million in the year-earlier period. The net loss for the third quarter of 2001 was $10.7 million, or $0.59 per diluted share, compared with net income of $4.5 million, or $0.25 per diluted share, in the third quarter a year ago. The third quarter's net loss for the current period included $11.7 million, or $0.65 per share, in after-tax charges for restructuring and downsizing.

    Net Sales.  In the sporting goods segment, net sales for the third quarter totaled $115.1 million, compared with $128.0 million in the 2000 third quarter. The overall decline in sales was attributable to a reduction in in-line skate and scooter sales, primarily in the European market, stemming from an industry-wide slowdown in sales of small-wheeled products. Despite a slowing economy, worldwide sales of K2 skis, K2 and Ride snowboard products and Shakespeare Fishing Tackle reels and kits increased for the period. Increased sales of K2 skis and K2 and Ride snowboard products resulted from growth in preseason orders received from retailers, reflecting K2's strong position in the marketplace and continued product innovation. Worldwide fishing tackle sales also increased, due to strong sell through of Shakespeare fishing tackle at retail in the U.S. market and from gains in sales of reels and kits. Sales of Stearns outdoor water products declined slightly reflecting the impact of a slowing economy, partially offset by higher sales of outdoor accessories.

    In the other recreational products segment, net sales were $9.4 million for the third quarter as compared with $11.1 million in the prior year's quarter. The decrease in sales for the segment was primarily due to continued sluggish advertising specialty sales.

    Net sales of the two businesses in the industrial products group for the third quarter declined to $24.9 million from $27.0 million in the prior year's quarter. The sales decrease reflected soft demand for paperweaving monofilaments, composite light poles and marine antennas.

    Gross profit.  Gross profit for the third quarter of 2001 declined to $31.8 million, or 21.3% of net sales, as compared with $53.9 million, or 32.5% of net sales, in the year ago quarter. Gross profit in the 2001 quarter included charges for restructuring and downsizing of $15.6 million (a discussion regarding an additional $2.4 million which was charged against general and administrative expenses is included below). During the 2001 third quarter, K2 closed the Washington ski manufacturing facility and moved its production to China. K2 also shut down three other smaller manufacturing facilities in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production also moving overseas. In addition to the factory closures, K2 experienced an industry-wide slowdown in sales of small-wheeled products, necessitating a downsizing of K2's small-wheeled products operation. The downsizing of the small-wheeled products business, the shutdown of the domestic manufacturing facilities and additional cost reduction measures resulted in charges to cost of products sold of $15.6 million primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. The decline in gross profit dollars and margins for the 2001 quarter was attributable to the restructuring and downsizing charges discussed above, higher sales of reduced margin products, including close out sales of in-line skates in Europe, and an unfavorable mix of products sold. This decline was partially offset by reduced product costs obtained from selling products manufactured in China.

    Costs and Expenses.  Selling expenses were comparable with the prior year's quarter at $28.7 million, but increased as a percentage of sales to 19.2% from 17.3%. The increase as a percentage of sales reflects the decline in sales volume for the quarter, without a corresponding decrease in expenses.

    General and administrative expenses for the quarter were $16.8 million or 11.3% of net sales, as compared with $15.8 million or 9.5% of net sales in the prior year. The increase in expenses for the 2001 quarter included downsizing charges of $2.4 million, primarily for severance and the write down of facilities associated with the downsizing of the small-wheeled products operation, partially offset by cost reduction measures initiated during the current year.

    Operating Income and Loss.  Operating loss for the third quarter was $13.7 million, as compared to operating income of $9.4 million, or 5.7% of net sales a year ago. The $23.1 million decrease in earnings for the period was attributable to the $18.0 million of restructuring and downsizing charges discussed above, and to a decline in small-wheeled products sales and earnings, partially offset by decreased general and administrative expenses.

    Interest Expense.  Interest expense increased $322,000 or 11.6%, to $3.1 million in the third quarter of 2001 compared to $2.8 million in the year-earlier period as the result of higher average borrowings for the period.

Comparative Nine-Month Results of Operations

    Net sales from continuing operations for the nine months ended September 30, 2001 were $467.5 million as compared with $512.9 million in the year-earlier period. Loss from continuing operations for the first nine months of 2001 was $5.2 million, or $0.29 per diluted share, as compared with income of $14.2 million, or $0.79 per diluted share, in the first nine months of 2000. Net loss was $5.2 million, or $0.29 per diluted share, as compared with net income of $14.6 million, or $0.81 per diluted share, in the prior year nine months. The nine-month's net loss for the current period included $11.7 million, or $0.65 per share, in after-tax charges for restructuring and downsizing.

    Net Sales.  In the sporting goods segment, net sales for the first nine months were $352.7 million, as compared with $387.6 million in the 2000 period. The overall decrease resulted from lower sales of in-line skates and scooters, partially offset by increases in sales of skis, snowboards, Stearns outdoor water products and Shakespeare fishing tackle. The decline in worldwide in-line skate and scooter sales was attributable to an industry-wide slowdown in sales of small-wheeled products to retailers, as a result of soft consumer demand. Sales of skis and snowboard products improved reflecting growth in preseason orders from retailers in response to new products such as the K2 Axis ski line. Sales of Stearns products improved as the result of new product introductions mainly from children's flotation devices and raingear. Sales of Shakespeare fishing tackle increased reflecting strong sell through at retail.

    In the other recreational products segment, net sales for the first nine months were $28.9 million as compared with $30.7 million in the prior year. The decrease was attributable mainly to lower apparel sales to the advertising specialty market in continued sluggish market conditions partially offset by increased sales of skateboard shoes and apparel.

    Net sales of the two businesses in the industrial products group were $85.8 million for the first nine months as compared with $94.6 million in the prior year. The sales decline reflects reduced demand for monofilament in the paperweaving market and lower sales of light poles and marine antennas.

    Gross profit.  Gross profit for the first nine months of 2001 was $129.4 million, or 27.7% of net sales, compared with $163.0 million, or 31.8% of net sales, in the prior year period. Gross profit in 2001 included charges for restructuring and downsizing of $15.6 million (a discussion regarding an additional $2.4 million which was charged against general and administrative expenses is included below). During the 2001 third quarter, K2 closed the Washington ski manufacturing facility and moved its production to China. K2 also shut down three other smaller manufacturing facilities in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production also moving overseas. In addition to the factory closures, K2 experienced an industry-wide slowdown of sales of small-wheeled products, necessitating a downsizing of K2's small-wheeled products operation. The downsizing of the small-wheeled products business, the shutdown of the domestic manufacturing facilities and additional cost reduction measures resulted in charges to cost of products sold of $15.6 million primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. The decline in gross profit dollars and margins for the 2001 nine months was attributable to the restructuring and downsizing charges discussed above, higher sales of reduced margin products, including close out sales of in-line skates in Europe, and an unfavorable mix of products sold. This decline was partially offset by reduced products costs obtained from selling products manufactured in China.

    Costs and Expenses.  Selling expenses decreased $3.2 million or 3.7% to $83.8 million, or 17.9% of net sales, from $87.0 million, or 17.0% of net sales, in the prior year. The dollar decrease was attributable to the decline in sales volume for the nine months as compared to the prior year's nine months.

    General and administrative expenses for the period were $44.7 million or 9.6% of net sales, as compared with $43.4 million or 8.5% of net sales in the prior year nine months. The increase in expenses for the 2001 nine months was attributable to downsizing charges of $2.4 million, primarily for severance and the write down of facilities associated with the downsizing of the small-wheeled products operation, partially offset by cost reduction measures initiated during the year.

    Operating Income.  Operating income for the current year was $1.0 million, or 0.2% or net sales, as compared to operating income of $32.6 million, or 6.4% of net sales a year ago. The $31.6 million decrease in earnings for the period was attributable to the restructuring and downsizing charges of $18.0 million discussed above, and to the decline in small-wheeled products sales and earnings, partially offset by decreased selling and general and administrative expenses.

    Interest Expense.  Interest expense decreased $1.5 million or 13.4%, to $9.8 million for the first nine months of 2001, compared with $11.3 million in the year-earlier period, as the result of lower average borrowings for the period.

Liquidity and Sources of Capital

    K2's continuing operating activities provided $15.1 million of cash during the nine months ended September 30, 2001 as compared with $54.2 million of cash provided during the nine month period a year ago. During the current year's nine month period, K2 sold $20.2 million fewer receivables under its accounts receivable purchase facility as compared with the prior year. Excluding the impact of the sale of receivables, cash from operations for the first six months of 2001 was $36.3 million, down from $55.3 million in first nine months of 2000. The decline in cash flow was attributable to a decrease in accounts payable levels over the prior year resulting from the decline in sales volume, and the reduction in operating income before the charges for restructuring and downsizing. This impact was partially offset by a decrease in accounts receivable as compared to the prior year.

    Net cash used for investing activities was $16.9 million in the first nine months of 2001, compared to $21.5 million in the first nine months of 2000. The decline in net cash used in investing activities was due to a lesser strengthening of the U.S. dollar against foreign currencies as compared to the prior year's nine months. Partially offsetting the decrease in cash used in the current year period was the purchase of the assets of an industrial business for $4.6 million in cash. Net capital expenditures in the 2001 period were $1.9 million higher than the 2000 first nine months. There were no material commitments for capital expenditures at September 30, 2001.

    There was no net cash used in financing activities during the nine months ended September 30, 2001 as compared with $69.6 million of cash used during the nine-month period a year ago. The year-to-year decrease in cash used in financing activities was due to no net borrowings or repayments of debt compared to the prior year nine months.

    As described above in Note 4 of Notes to Consolidated Condensed Financial Statements, based upon results of operations for the quarter ended September 30, 2001, K2 is not in compliance with the leverage, interest coverage, fixed charge and limitation on current debt covenants under its bank credit facility and two long-term notes, all of which are unsecured. At September 30, 2001, indebtedness outstanding under the bank credit facility was $10.5 million, in addition to letters of credit totaling $7.8 million. Indebtedness outstanding pursuant to the two long-term notes totaled $67.8 million. K2 is in negotiations with its unsecured lenders to revise the covenants, however, there are no assurances that a satisfactory agreement will be reached. In addition, K2's asset securitization program, pursuant to which it had sold $51.8 million of accounts receivable as of September 30, 2001, will expire on November 15, 2001 and the bank under the program has no obligation to continue to fund purchases thereunder after that date. K2 presently expects that the bank will continue to finance purchases of new receivables under the agreement while K2 negotiates a replacement program. In the absence of such continued funding, or a replacement program, K2 will not have access to cash proceeds from the accounts receivable sold under the program.

    In the absence of agreement on revised covenants under its bank credit facility and an extension or replacement of its asset securitization program, K2 will be required to obtain new sources of cash, which might be obtained through one or more secured or unsecured loans, equity investments, sales of assets or other extraordinary transactions. At this time, K2 has no agreement, arrangement or understanding with any person for any such transaction, if it should prove necessary; and there is no assurance that any such transaction could be achieved on acceptable terms.

Statement Regarding Forward-Looking Disclosure

    This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2's expectations or beliefs concerning future events, including, but not limited to, the following: statements regarding sales and earnings, market trends and conditions, economic conditions, foreign exchange fluctuations, product cost reduction efforts, debt reduction, inventory levels at retail, expense control efforts, product acceptance and demand, product development efforts, success of new product introductions and overall market trends which involve substantial risks and uncertainties. K2 cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, K2's ability to obtain changes in certain covenants in its principal credit facility on advantageous terms, economic conditions, product demand, competitive pricing and the impact of foreign exchange on product costs, and other risks described in K2's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    Future results of operations may be significantly affected by resolution of the issues presented by K2's inability to comply with covenants in its unsecured debt as of September 30, 2001 and expiration of its asset securitization facility. Any agreement for revision of the covenants and extension or replacement of the asset securitization facility could involve increased financing costs, reductions in credit availability and restrictions on the conduct of K2's business. In addition, if any of the foregoing cannot be achieved, K2 could be compelled to undertake significant asset sales or other extraordinary transactions to achieve liquidity. There is not assurance that any such transactions could be achieved on favorable terms. See Note 4 of "Notes to Consolidated Condensed Financial Statements".

    The terrorist attacks of September 11, 2001 and the military and security activities which followed, their impacts on the United States economy, and the effects of any further such developments pose risks and uncertainties to all United States businesses, including K2. As a producer of relatively expensive recreational products, K2 could be especially vulnerable to the effects of the recent downturn in the United States economy. Furthermore, the availability of K2 products manufactured in China could be adversely affected if there were a significant worsening of international hostilities.

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

    Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected fourth quarter 2001 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to accurately quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

PART II—OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    The following exhibits are filed as part of this report.

    10    Material Contracts

      (a)
      Fourth Amendment to the Amended and Restated Transfer and Administration Agreement dated as of April 4, 2000.

      (b)
      Fifth Amendment to the Amended and Restated Transfer and Administration Agreement dated as of April 4, 2000.

      (c)
      Waiver to Credit Agreement dated as of December 21, 1999.

      (d)
      Limited Waiver to Note Agreements, each dated as of October 15, 1992, as amended by First Amendment dated as of May 1, 1996 and Second Amendment dated as of December 1, 1999.

      (e)
      Waiver to Note Purchase Agreement dated as of December 1, 1999.

  (b)
  Reports on Form 8-K filed since the date of the last Form 10-Q

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)
Date: November 14, 2001	/s/ RICHARD M. RODSTEIN Richard M. Rodstein President and Chief Executive Officer
Date: November 14, 2001	/s/ JOHN J. RANGEL John J. Rangel Senior Vice President—Finance

QuickLinks

FORM 10-Q QUARTERLY REPORT PART—1 FINANCIAL INFORMATION
  Item 1. Financial Statements
STATEMENTS OF CONSOLIDATED INCOME (condensed) (Thousands, except per share figures)
CONSOLIDATED BALANCE SHEETS (condensed) (Thousands, except share and per share figures)
STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed) (Thousands)
K2 INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS September 30, 2001
  ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3 Quantitative and Qualitative Disclosures of Market Risk
PART II—OTHER INFORMATION
  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES