Form 10-K405
period 2001-12-31
K2 INC
filed 2002-04-01
CIK 6720

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2001	Commission File No. 1-4290

K2 INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2077125
(State of Incorporation)	(I.R.S. Employer Identification No.)
4900 South Eastern Avenue Los Angeles, California	90040
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (323) 724-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange
Pacific Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by an "X" whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days. Yes /x/

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

        The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $116,603,994 as of March 8, 2002.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 22, 2002.

Common Stock, par value $1                                      17,939,076 Shares

Documents Incorporated by Reference

        Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 3, 2001 are incorporated by reference in Part III.

FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS:

General

        K2 Inc. ("K2") is a premier, branded consumer products company with a primary focus on sporting goods and other recreational products as well as certain niche industrial products. The Company offers a diverse portfolio of products used primarily in individual sports activities such as alpine skiing, snowboarding, in-line skating, mountain and BMX biking, fishing and watersport activities. K2's sporting goods include several name brand lines such as K2 and Olin alpine skis, K2, Ride, Liquid, 5150 and Morrow snowboards, boots and bindings, K2 in-line skates, K2 bikes, Shakespeare and Pflueger fishing rods and reels, Stearns personal flotation devices, rainwear, and outdoor products and K2 backpacks. K2's other recreational products include Hilton corporate casual apparel, Planet Earth skateboards and apparel and Adio and Hawk shoes. K2's industrial products consist primarily of Shakespeare monofilament line used in weed trimmers, in paper mills and industrial applications, and Shakespeare fiberglass and composite marine antennas, and composite utility and decorative light poles. Founded in 1946, K2 has grown to approximately $600 million in annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic information, see Note 14 to Notes to Consolidated Financial Statements. Registered and other trademarks and tradenames of Company products are italicized in this Form 10-K.

        In recent years, K2 has aggressively expanded into several new sporting goods markets in the United States, Europe and Japan, including in-line skates, snowboards, footwear and fishing tackle reels and kits and combos. Management believes these newer products have benefited from the brand strength, reputation, distribution, and the market share positions of other K2 products, several of which are now among the top brands in their respective markets. For example, management believes K2 has the #1 market position in worldwide performance in-line skates, and the #2 market position in worldwide snowboard products. Management also believes Stearns has the #1 U.S. market position in personal flotation devices and that Shakespeare leads the U.S. market in fishing rods, and kits and combo sales, while the Ugly Stik is the top selling line of moderately priced fishing rods.

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

Sporting Goods Products

        Net sales for sporting goods products were $445.2 million in 2001, $509.6 million in 2000 and 480.6 million in 1999. The following table lists K2's principal sporting good products and the brand names under which they are sold.

Product	Brand Name
Alpine skis	K2, Olin
Snowboards and accessories	K2, Ride, 5150, Liquid, Morrow
In-line skates	K2
Fishing rods, reels and fishing kits	Shakespeare, Ugly Stik, Pflueger
Active water sports outdoor products	Stearns
Mountain and BMX bikes	K2
Backpacks	K2, Dana Design

        Alpine Skis.    K2 sells its alpine skis under the names K2 and Olin in the 3 major ski markets of the world—the United States, Europe and Japan. While participation rates for alpine skiing have been relatively flat during the past several years, K2 believes that industry retail sales have declined in the domestic market during the same period. In particular, K2 believes poor weather conditions in certain markets, the high cost of skiing, the opportunity to participate in alternative activities such as snowboarding, and the increased use of rental or demo skis further contributed to a decline in retail sales. K2 skis, however, have benefited in recent years from their increasing popularity among retail purchasers, resulting from recent innovations including performance enhancing MOD technology, attractive graphics and creative marketing. K2's new Axis ski line has been well received by dealers and customers, especially in the United States market.

        K2 and Olin skis are manufactured by K2 primarily in its facility in China, after moving its remaining domestic ski production to K2's China facility in late 2001. The skis and accessories, such as helmets, are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. K2 and Olin alpine skis are marketed to skiers ranging from beginners to top racers using youthful and fun advertising. Within each brand, K2 offers various styles of skis to meet the performance, usage and terrain requirements of the consumer. From a pricing perspective, K2 positions the brands in the mid-level and premium price points, reflecting the quality of the product and the continual incorporation of technological innovations. To assist in its marketing efforts, K2 sponsors amateur and professional skiers.

        Snowboards.    K2 sells snowboards, boots, bindings and snowboard outerwear under the K2, Ride, Morrow, 5150 and Liquid brands. K2 also sells strapless snowboard bindings and compatible snowboard boots under the K2 Clicker brand. Back country accessories, including backpacks for carrying snowboards and other gear when hiking into the back country are being marketed under the K2 Brand. The snowboard market, which has been highly fragmented, has been consolidating in favor of the larger, better established brands. K2 manufactures most of its own snowboards in its manufacturing facility in China. K2 believes its manufacturing capability and ability to innovate provide a competitive advantage. Like its alpine skis, K2 snowboards are of high quality, have innovative features and attractive graphics and are creatively marketed.

        K2's innovations in its snowboarding line include the Clicker, an advanced step-in binding system for snowboards, the Ride M2 construction featuring the edge contact system which results in a better turning board, and the Fatbob board, an extra-wide snowboard for people with large feet. The Clicker was among the first commercially available step-in binding systems for snowboards.

        K2's snowboard brands are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. Like K2 skis, K2, Ride and Morrow snowboard products are marketed using youthful and fun advertising, and K2 sponsors professional and amateur snowboarders.

        In-Line Skates.    K2 introduced its K2 soft boot in-line skates in 1994. The in-line skate market in the U.S. grew dramatically as K2's sales of this product went from $10 to $117 million in four years. The worldwide market, however, has declined in recent years with the sharpest decline occurring in 2001.

        K2's in-line skates target the enthusiast and are priced at the mid to upper end of the industry's price points. K2 skates are attractive and of high quality and have innovative features such as a soft mesh and leather upper designed for improved comfort, with a rigid plastic cuff for support. K2's skates incorporate several innovations, including K2's new Slip-Fit technology, a soft boot skate with no laces. The patented product line is designed for performance as well as superior comfort and support. K2 also sells women's-specific skates and adjustable-size, softboot skates for children.

        K2 in-line skates are manufactured to Company specifications and primarily assembled by a vendor in China. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. During 2001, sales of in-line skates in Europe amounted to approximately 58% of total in-line skate sales.

        Fishing Rods, Reels and Fishing Kits and Combos.    K2 sells fishing rods, reels and fishing line throughout the world. K2 believes Shakespeare's Ugly Stik models have been the best selling fishing rods in the U.S. over the past 20 years. The success of these fishing rods has allowed K2 to establish a strong position with retailers and mass merchandisers, thereby increasing sales of new rods, reels and kits and combos and allowing K2 to introduce new products such as expansion of its Pflueger product line and tackle boxes. Shakespeare rods and reels are manufactured principally in China. Shakespeare products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the United States and in Europe and Australia through independent and company-owned distributors.

        Active Water Sports Products.    K2 sells Stearns flotation vests, jackets and suits ("personal flotation devices"), cold water immersion products, wet suits, waders, outdoor products, rainwear and inflatable and towable water products in the United States and in certain foreign countries. In the United States, occupants of boats are required by law either to wear or have available personal flotation devices meeting Coast Guard standards. Stearns personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories. Stearns manufactures most of its personal flotation devices in the U.S. and sources its other products from Asia. Stearns products are sold principally through an in-house marketing staff and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

        Mountain and BMX Bikes.    K2 designs and distributes high quality full-suspension mountain bikes, front suspension mountain bikes, road bikes and BMX bikes and accessories under the K2 name in the United States and internationally. Performance and comfort are provided by mountain bikes which have shock absorbing elements for either front and rear wheels or front wheels only, thereby improving climbing ability and decreasing rider fatigue and off-road vibration. K2 entered the high-end, full-suspension mountain bike business in 1993 through its acquisition of Girvin and in late 1998, introduced several new products to reposition its product line at more popular price points.

        The bikes are manufactured and assembled to K2's specifications by vendors and are marketed by an in-house marketing staff and are sold by independent sales representatives to independent bicycle dealers and other K2 retailers in the U.S. and through distributors internationally.

        Backpacks.    Dana Design, which was acquired by K2 in 1995, manufactures and distributes high-end backpacks in the U.S. Dana Design products are known for their comfort, high quality and innovative features, such as custom fitting. The line also includes a series of "activity specific" packs marketed by K2 ski, bike and snowboard. Dana Design and K2 backpacks are primarily manufactured to K2's specifications by vendors internationally for sale by independent sales representatives to specialty retailers primarily in the United States.

Other Recreational Products

        Net sales for other recreational products were $39.8 million in 2001, $42.2 million in 2000 and $42.8 million in 1999. The following table lists K2's principal other recreational products and brand names under which they are sold.

Product	Brand Name
Imprinted Corporate Casuals	Hilton
Skateboard apparel	Planet Earth
Snowboard apparel	Planet Earth
Skateboard shoes	Adio and Hawk

        Corporate Casuals.    K2 manufactures and distributes jackets, shirts and other active wear under the Hilton and USA brand names. The products are sold in the United States to either corporate buyers or advertising specialty distributors, embroiderers and screen printers who in turn sell imprinted items, including garments, principally to corporate buyers. Hilton and USA apparel, which are sourced from offshore vendors, are sold through catalogs, by a direct sales force and by independent sales representatives.

        Skateboard and snowboard apparel and skateboard shoes.    Skateboard and snowboard apparel and skateboard shoes are sold in the U.S., Canada, Europe and Japan. Suppliers, primarily located in Asia, manufacture these products to K2's specifications. The products are sold by independent sales representatives to retailers in the domestic market and through Company-owned and independent distributors in Europe and Asia. K2's skateboard shoes are designed with significant assistance from a group of well-known professional skateboarders. With favorable demographic trends, skateboarding has been enjoying a significant resurgence in popularity, principally among pre-teen and early teen boys. Skateboard shoes are marketed under the Adio and Hawk brand names, and models are named after the specific skateboarder who aided in the design. The Hawk brand of shoes has been designed and introduced in cooperation with Tony Hawk, the best known professional skateboarder in the world.

Industrial Products

        Net sales of industrial products were $110.5 million in 2001, $119.0 million in 2000 and $122.6 million in 1999. The following table lists K2's principal industrial products and the brand names under which they are sold.

Product	Brand Name
Monofilament Line	Shakespeare
Composite Utility and Decorative Light Poles	Shakespeare
Fiberglass Marine Radio Antennas	Shakespeare

        Monofilament Line.    Nylon and polyester monofilament line is domestically manufactured and sold by K2 in a variety of diameters, tensile strengths and softness. Monofilament is used in various applications including the manufacture of woven mats for use by paper producers in the United States, Europe and South America and for use as line in weed trimmers in the United States and is sold directly to paperweavers and distributors of cutting line and to others through independent sales representatives. Monofilament sold in Europe for woven mats is manufactured primarily in K2's U.K. facility. Shakespeare monofilament also manufactures various products for industrial applications.

        Composite Utility and Decorative Light Poles.    K2 produces and directly sells composite utility and decorative light poles under the Shakespearename in the United States, principally to public and private utilities and developers for specialty and unique applications.

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

Manufacturing, Foreign Sourcing and Raw Materials

        K2 believes that for the products within its core categories, it is of strategic importance to develop the capability to source and manufacture high-quality, low cost products. As a result, K2 currently manufactures products in the People's Republic of China, including most of its fishing rods and reels, snowboards, skis, shells for flotation devices and marine antennas. Additionally, K2 currently purchases in-line skates from a vendor in China. Certain other products are sourced from various vendors in Asia, Latin America and Europe. The remaining products are manufactured by K2 in its United States factories and in England.

        K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses, although the cost of certain raw materials has fluctuated. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. K2's sporting goods products are manufactured in the People's Republic of China which trades with the United States under Normal Trade Relations ("NTR") status. Timely supply from its factories and suppliers in China is dependent on uninterrupted trade with China. Should there be an interruption in trade with China, it could have a significant adverse impact on sales and earnings. Additionally, the gross margins on K2's products manufactured or sourced in the U.S. or in Asia and distributed in Europe will depend on the relative exchange rates between the U.S. dollar and the Euro.

        K2 has not experienced any substantial difficulty in obtaining raw materials for its industrial products segment, although the cost of certain raw materials has fluctuated throughout the year.

Seasonality and Cyclicality; Backlog

        Sales of K2's sporting goods are generally highly seasonal and in many instances are dependent on weather conditions. K2's industrial products are mildly seasonal. This seasonality causes K2's financial results to vary from quarter to quarter, and K2's sales and earnings are usually lower in the first and fourth quarters. In addition, the nature of K2's ski, snowboard, bike, in-line skate, fishing and water sports products businesses requires that in anticipation of the selling season for these products, it make relatively large investments in inventory. The primary selling season, in the case of skis and snowboards runs from August through December, in the case of bikes runs from October through April, in the case of in-line skates runs primarily from October through May and in the case of fishing tackle and water sports products runs primarily from January through June. Relatively large investments in receivables consequently exist during and after such seasons. The rapid delivery requirements of K2's customers for its sporting goods products and other recreational products also result in investment in significant amounts of inventory. K2 believes another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products' retail seasons and ordering based on rates of sale.

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

        As a result of the nature of many of K2's businesses, backlog is generally not significant, except for the in-line skate business. The backlog of in-line skate sales as of February 28, 2002 and 2001 was approximately $21.2 million and $44.7 million, respectively. The backlog may be subject to cancellation or other adjustments and is not necessarily indicative of future sales.

Customers

        K2 believes that its customer relationships are excellent, and no one customer of K2 accounted for 10% or more of its consolidated annual net sales or 5% of its operating income in 2001 or 2000.

Research and Development

        Consistent with K2's business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, K2 maintains decentralized research and development departments at several of its manufacturing centers, which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $12.2 million in 2001, $13.3 million in 2000 and $12.1 million in 1999 and were expensed as a part of general and administrative expenses in the year incurred.

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

        Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2's environmental engineers, consultants and legal counsel have developed estimates based upon cost analyses and other available information for this particular site. K2 accrues for these costs when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2001 and 2000, K2 had recorded an estimated liability of approximately $745,000 and $762,000, respectively, for such liability and made no provision for expected insurance recovery.

Employees

        K2 had approximately 2,000 and 2,900 employees at December 31, 2001 and 2000, respectively. K2 believes its relations with employees generally have been good.

Patents and Intellectual Property Rights

        While product innovation is a highly important factor in K2's sporting goods and other recreational products segments and many of K2's innovations have been patented, K2 does not believe the loss of any one patent would have a material effect on it, however, the loss of the in-line skate patent could result in increased competition and reduced sales and margins. Certain of its brand names, such as K2, Olin, Ride, Morrow, Shakespeare, Ugly Stik, Pflueger, Stearns and Dana Design are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Registered and other trademarks and tradenames of Company products are italicized in this Form 10-K.

ITEM 2. PROPERTIES

        The table below provides information with respect to the principal production and distribution facilities utilized by K2 for continuing operations as of December 31, 2001.

		Owned Facilities		Leased Facilities
Location	Type of Facility	No. of Locations	Square Footage	No. of Locations	Square Footage
Sporting Goods
Minnesota	Distribution and production	1	275,000	2	88,000
South Carolina	Distribution and production	1	100,000	1	39,000
Washington	Distribution and production	1	160,000	1	150,000
Foreign	Distribution and production	1	15,000	21	932,000

		4	550,000	25	1,209,000

Other Recreational Products
Alabama	Distribution	2	160,000
California	Distribution			2	67,000
Illinois	Distribution			1	85,000

		2	160,000	3	152,000

Industrial Products
Florida	Production			1	12,000
South Carolina	Distribution and production	2	512,000	2	81,000
Foreign	Distribution and production	1	33,000

		3	545,000	3	93,000

        The corporate headquarters of K2 is located in 6,000 square feet of leased office space in Los Angeles, California. The terms of K2's leases range from one to ten years, and many are renewable for additional periods. The termination of any lease expiring during 2002 would not have a material adverse effect on K2's operations.

        K2 believes, in general, its plants and equipment are adequately maintained, in good operating condition and are adequate for K2's present needs. K2 regularly upgrades and modernizes its facilities and equipment and expands its facilities to meet production and distribution requirements.

ITEM 3. LEGAL PROCEEDINGS

        Certain of K2's products are used in relatively high risk recreational settings and from time to time K2 is named as a defendant in lawsuits asserting product liability claims relating to its sporting goods products. To date none of these lawsuits has had a material effect on K2, and K2 does not expect any lawsuit now pending to have such an effect. K2 maintains product liability, general liability and excess liability insurance coverages. No assurances can be given such insurance will continue to be available at an acceptable cost to K2 or such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

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

        Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2001 and 2000, K2 had recorded an estimated liability of approximately $745,000 and $762,000, respectively, for environmental liabilities and made no provision for expected insurance recovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

EXECUTIVE OFFICERS OF K2

Name	Position	Age
Richard M. Rodstein	President and Chief Executive Officer	47
John J. Rangel	Senior Vice President—Finance	48
J. Wayne Merck	Executive Vice President—Operations	42
David G. Cook	Vice President; President of Stearns	64
Timothy C. Cronin	Vice President; President of Hilton Corporate Casuals	51
David H. Herzberg	Vice President; President of Shakespeare Industrial Products Group	59
James A. Vandergrift	Vice President	51
David Y. Satoda	Vice President	36
Diana C. Crawford	Secretary	34

        Mr. Rodstein has been President of K2 since 1990 and Chief Executive Officer for more than the past five years.

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

        Mr. Herzberg has been president of Shakespeare Industrial Products Group since July 2000 in addition to being a vice president of K2 for more than the past five years. Prior to his election to president of Shakespeare Industrial Products Group, Mr. Herzberg was the president of Shakespeare Monofilament for more than the previous five years.

        Mr. Vandergrift has been a Vice President of K2 since January 1, 1996 and Vice President of Product Development of K-2 Corporation for more than the past five years.

        Mr. Satoda has been a Vice President of K2 Inc. since May 2001, and Director of Taxes since August 2000. Prior to joining K2, Mr. Satoda was a Senior Manager with Ernst & Young LLP for more than five years previous to that.

        Ms. Crawford has been Secretary of K2 since December 2000 and K2 Corporate Controller since July 1999. Prior to joining K2, Ms. Crawford was Controller of Kent H. Landsberg Company from January 1996 to June 1999, and an Audit Manager with Ernst & Young LLP for more than a year prior.

        Officers of K2 are elected for one year by the directors at their first meeting after the annual meeting of shareholders and hold office until their successors are elected and qualified.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER

  MATTERS

Principal Markets

        K2's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "KTO." At March 8, 2002 there were 2,007 holders of record of Common Stock of K2.

Common Stock Prices and Dividends

        The following table sets forth, for the quarters indicated, the reported high, low and closing sales prices of K2's Common Stock, as reported by the New York Stock Exchange during K2's two most recent fiscal years, and the cash dividends per share declared by K2 during those years:

	Stock Prices
				Cash Dividends Per Share
	High	Low	Close
2001
Fourth	8.74	5.31	7.21	—
Third	11.99	5.40	5.98	—
Second	11.43	7.80	11.43	—
First	9.75	7.75	8.75	—
2000
Fourth	9.75	7.38	8.00	—
Third	11.38	8.38	8.94	—
Second	8.81	7.00	8.31	—
First	8.00	6.75	7.94	—

Dividends

        K2 has paid no cash dividends since May, 1999. K2 is subject to credit agreements which limit its ability to pay cash dividends. As of December 31, 2001, no retained earnings were free to pay dividends. See Note 6 of Notes to Consolidated Financial Statements for further description of K2's credit facilities.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

Computershare Trust Co., Inc.
12039 West Alameda Parkway Suite Z-2
Lakewood, Colorado 80228

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

	Year Ended December 31(a)
	2001 (b)	2000	1999 (c)	1998 (d)	1997 (e)
	(Thousands, except per share figures)
Income Statement Data:
Net sales	$595,466	$670,786	$645,990	$583,969	$566,010
Cost of products sold (f)	429,338	462,242	462,033	418,950	391,860

Gross profit	166,128	208,544	183,957	165,019	174,150
Selling expenses	109,635	113,498	106,659	96,848	86,812
General and administrative expenses (f)	43,028	42,952	40,341	39,030	38,303
Research and development expenses	12,184	13,271	12,113	12,391	11,979

Operating income	1,281	38,823	24,844	16,750	37,056
Interest expense	13,631	14,814	12,741	12,163	10,560
Other income, net	(375)	(191)	(413)	(236)	(619)

Income (loss) from continuing operations before provision (credit) for income taxes	(11,975)	24,200	12,516	4,823	27,115
Provision (credit) for income taxes	(4,271)	7,502	4,005	955	7,815

Income (loss) from continuing operations	(7,704)	16,698	8,511	3,868	19,300
Discontinued operations, net of taxes (g)	—	(119)	1,332	975	2,600

Net Income (loss)	$(7,704)	$16,579	$9,843	$4,843	$21,900

Basic earnings per share:
Continuing operations	$(0.43)	$0.93	$0.50	$0.23	$1.17
Discontinued operations	—	(0.01)	0.08	0.05	0.16

Net income (loss)	$(0.43)	$0.92	$0.58	$0.28	$1.33

Diluted earnings per share:
Continuing operations	$(0.43)	$0.93	$0.50	$0.23	$1.15
Discontinued operations	—	(0.01)	0.08	0.06	0.16

Net income (loss)	$(0.43)	$0.92	$0.58	$0.29	$1.31

Dividends:
Cash—per share	$—	$—	$0.11	$0.44	$0.44
Basic shares	17,940	17,949	16,880	16,554	16,541
Diluted shares	17,940	18,040	16,883	16,637	16,713
Balance Sheet Data:
Total current assets	$304,813	$305,132	$345,809	$335,570	$305,048
Total assets	421,038	424,110	491,442	456,454	422,401
Total current liabilities	100,965	121,742	162,187	130,597	118,215
Long-term debt	97,828	69,836	107,280	110,724	88,668
Shareholders' equity	214,657	227,248	218,520	202,119	202,885

(a)
Certain income statement and balance sheet accounts have been restated to reflect the Simplex building products division as discontinued operations. See Note 3 to Notes to Consolidated Financial Statements. In addition, freight expenses billed to customers have been reclassified from selling expenses to net sales, and freight expenses incurred by K2 for outgoing shipments to customers have been reclassified to selling expenses from net sales. See Note 1 to Notes to Consolidated Financial Statements.

(b)
Gross profit, operating income and net income are $181,778, $19,281, and $3,996, respectively before downsizing costs totaling $18,000 ($11,700 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(c)
Gross profit, operating income, income from continuing operations and net income are $194,457, $35,344, $15,651, and $16,983, respectively, before restructuring costs totaling $6,500 ($4,420 net of taxes) and downsizing costs totaling $4,000 ($2,720 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(d)
Gross profit, operating income, income from continuing operations and net income are $175,519, $31,250, $13,293 and $14,268, respectively, before charges totaling $14,500 ($9,425 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(e)
Operating income, income from continuing operations and net income are $39,456, $20,860 and $23,460, respectively, before restructuring costs of $2,400 ($1,560 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(f)
For 2001, cost of products sold includes a $15,650 charge and general and administrative expenses includes a $2,350 charge, both recorded in the third quarter. For 1999, cost of products sold includes a $10,500 charge recorded in the fourth quarter. For 1998, cost of products sold includes a $10,500 charge and general and administrative expenses includes a $4,000 charge both recorded in the third quarter. See Note 2 to Notes to Consolidated Financial Statements.

(g)
See Note 3 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        K2 is a leading designer, manufacturer and marketer of brand name sporting goods and other recreational products, and is also a manufacturer and supplier of selected industrial products. The sporting goods segment represents $445.2 million, or 74.8%, of K2's 2001 consolidated net sales, and other recreational products represent $39.8 million, or 6.7% in 2001 net sales. Industrial products had sales of $110.5 million, or 18.5% of net sales in 2001.

        During 1999, K2 began to reduce the cost structure of its ski and snowboard operations by restructuring and downsizing its Seattle manufacturing operation in favor of lower cost manufacturing and sourcing opportunities. During 2001, in ongoing cost reduction moves, K2 completed the move of its remaining ski production to China, closing the Washington ski manufacturing facility during the 2001 third quarter. In addition, three other smaller manufacturing facilities which serviced the Stearns and Hilton operations were shut down in Minnesota and Alabama, with most of the production also moving overseas. In addition to the factory closures, K2 experienced a substantial industry-wide slowdown of sales of small-wheeled products in 2001, necessitating a downsizing of K2's small-wheeled products operation. Consequently, the factory closures and downsizing activities have resulted in 2001 charges to cost of products sold and general and administrative expenses for restructuring and downsizing costs of $15.6 million and $2.4 million, respectively. Approximately $5.0 million of the total amount was a charge to earnings that resulted in or will result in a cash payment. These costs are associated with the reduction of personnel, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory.

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

Review of Operations: Comparison of 2001 to 2000

        Net sales from continuing operations declined to $595.5 million from $670.8 million in the prior year. The net loss for 2001 was $7.7 million, or $.43 per diluted share, as compared to net income of $16.6 million, or $.92 per diluted share, in the prior year. The net loss for 2001 included $11.7 million, or $.65 per diluted share, in after-tax charges for restructuring and downsizing.

        Net sales.    In the sporting goods segment, net sales for 2001 totaled $445.2 million as compared with $509.6 million in 2000. The overall decline in sales was attributable to a decline in scooter sales, primarily in the European market, and a reduction in worldwide in-line skate sales. The scooter market experienced explosive growth in 2000, however, orders for scooters abruptly stopped early in the 2001 first quarter. Orders for in-line skates began to decline in the 2001 second quarter in response to higher than expected retail inventory levels. Orders for in-line skates remained soft throughout the remainder of the year, however, the rate of decline diminished by the 2001 fourth quarter as retail inventory levels improved. Partially offsetting these declines were increases in sales of K2 skis, Stearns outdoor water products, and domestic sales of Shakespeare Fishing Tackle products. Sales of K2 skis improved in 2001 despite historically low reorder sales caused by the economy and poor snow conditions, reflecting gains in market shares in the North American market fueled by the success of the ski line that featured MOD technology. Fishing tackle sales improved, led by the growth of reels, kits and combos and accessories reflecting new product introductions and increased market share. Sales of

Stearns products improved due to higher sales of drywear, industrial and cordage products. Partially offsetting these increases was a modest decline in snowboard sales due to the sluggish economy and poor snow conditions.

        In the other recreational products segment, net sales for 2001 were $39.8 million as compared with $42.2 million in the prior year. The growth in skateboard shoes, particularly the Adio and Hawk brands, partially offset the recession-related decline of sales in the corporate casuals business.

        In the industrial products group, net sales declined to $110.5 million from $119.0 million in 2000. The sales decline reflected a soft demand for paperweaving monofilaments, composite light poles and marine antennas.

        Gross profit.    Gross profit for the year was $166.1 million, or 27.9% of net sales in 2001, as compared with $208.5 million, or 31.1% of net sales in 2000. Gross profit for 2001 included charges for restructuring and downsizing of $15.6 million (a discussion regarding an additional $2.4 million which was charged against general and administrative expenses is included below). During the 2001 third quarter, K2 closed the Washington ski manufacturing facility and moved more production to China. K2 also shut down three other smaller manufacturing facilities in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production also moving overseas. In addition to the factory closures, K2 experienced an industry-wide slowdown in sales of small-wheeled products, necessitating a downsizing of K2's small-wheeled products operation. The downsizing of the small- wheeled products business, the shutdown of the domestic manufacturing facilities and additional cost reduction measures resulted in charges to cost of products sold of $15.6 million primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. As a result, the decline in gross profit dollars and margins for 2001 was attributable to the restructuring and downsizing charges discussed above, higher sales of reduced margin products, including close-out sales of in-line skates in Europe, and an unfavorable mix of products sold. This decline was partially offset by reduced product costs obtained from selling products manufactured in China.

        Costs and expenses.    Selling expenses decreased 3.4% to $109.6 million, or 18.4% of net sales as compared with $113.5 million, or 16.9% of net sales, in 2000. The increase as a percentage of sales reflects the decline in sales volume for 2001, without a corresponding decrease in expenses. Expenses did not decline at a corresponding rate due to the initiation of certain sales and marketing programs early in 2001before there was indication of a market contraction in small-wheeled products.

        General and administrative expenses for 2001 were $43.0 million, or 7.2% of net sales, compared with $43.0 million, or 6.4% of net sales, in 2000. Expenses for 2001 included downsizing charges of $2.4 million, primarily for severance and the write down of facilities associated with the downsizing of the small-wheeled products operation. The increase in expenses as a percentage of sales was attributable to the downsizing charges discussed above, partially offset by cost reduction measures initiated during 2001. Research and development expenses declined 8.3% to $12.2 million from $13.3 million in 2000.

        Operating income.    Operating income was $1.3 million, or 0.2% of net sales, as compared to operating income of $38.8 million, or 5.8% of net sales, in 2000. The decrease in earnings for the period was attributable to the $18.0 million of restructuring and downsizing charges discussed above, and to a decline in small-wheeled products sales and earnings, partially offset by improved operating results for skis, snowboards, bikes, fishing tackle and Stearns outdoor products, and decreased selling, general and administrative expenses.

        Interest expense.    Interest expense declined $1.2 million to $13.6 million in 2001. Lower average borrowings resulted in interest savings of $1.9 million, which was offset by $0.7 million of additional interest as the result of higher average interest rates. The average interest rate increase was due to lesser receivables sold under the accounts receivable purchase facility in 2001, which has lower average interest rates than K2's other long-term liquidity facilities and an increase in borrowing costs beginning in the fourth quarter.

        Other income.    Other income, which includes royalties, interest income and other miscellaneous income, increased to $.4 million from $.2 million in 2000.

        Income taxes.    The income tax rate for 2001 decreased due to the tax benefit recognized in 2001 from the recording of carrybacks and benefits from carryforward of tax losses in the United States and Germany.

        Segment information.    Total segment operating profit (before interest, corporate expenses and income taxes) declined to to $5.5 million from $42.3 million in 2000. In the sporting goods segment, operating loss was $0.2 million as compared with an operating profit of $32.3 million in 2000. The current year decline was attributable to $16.3 million of restructuring and downsizing costs, discussed above, and an overall decline in sales and margins of small wheeled products as compared to the prior year.

        In the other recreational products segment, an operating loss of $5.9 million was reported in 2001 as compared with an operating loss of $2.7 million in 2000. The increase in the loss was attributable to $1.5 million of restructuring costs associated with plant closures in 2001, and the decline in corporate apparel sales due to continued sluggish market conditions. This decline was partially offset by improved sales volume of skateboard shoes and apparel.

        In the industrial products segment, operating profit declined to $11.6 million from $12.7 million in 2000. The decline was due to reduced sales volume of monofilament line used in the paper industry, marine antennas and composite light poles.

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

        Gross profit.    Gross profit for the year increased to $208.5 million, or 31.1% of net sales in 2000, from $184.0 million, or 28.5% of net sales in 1999. For the year ended 1999, gross profit was net of a $10.5 million charge. In the fourth quarter of 1999, K2 announced a strategic initiative to significantly reduce the cost structure of its ski and snowboard operations by restructuring and downsizing the Seattle manufacturing operation to take advantage of lower cost manufacturing and sourcing opportunities in Asia, Europe and the United States. This resulted in a charge to cost of products sold for restructuring costs of $6.5 million and related downsizing costs of $4.0 million. Excluding the impact of the charge in 1999, gross profit as a percentage of sales for 1999 was 30.1%. The improvement in gross profit percentage in the current year reflects the benefits from K2's global cost reduction initiatives partially offset by the product cost impact of weak European currencies and declining margins in the manufacture of monofilaments.

        Costs and expenses.    Selling expenses increased 6.4% to $113.5 million, or 16.9% of net sales as compared with $106.7 million, or 16.5% of net sales in 1999. The increase was attributable to increased sales volume in the sporting goods segment along with increased selling expenses related to a full year of Ride Snowboard operations, an acquisition made in the 1999 fourth quarter.

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

Liquidity and Sources of Capital

        Principally as the result of the factory closures and downsizing costs incurred in 2001 and the prolonged slowdown which occurred in the small-wheeled products segment, K2 was unable to comply with financial covenants contained in its principal bank credit facility and two long-term notes. In addition, K2's asset securitization facility expired by its terms on November 15, 2001. K2 engaged in extended negotiations with its lenders concerning appropriate amendments to these credit facilities and sought a replacement asset securitization facility, while operating under a series of short-term waivers and extensions. Pursuant to these short-term arrangements, K2 incurred increased interest and other financing charges aggregating approximately $400,000 during the fourth quarter of 2001, and its borrowing capacity was severely constrained. Amendments to the credit facilities and notes were finally completed in March 2002, and a new asset securitization facility was entered into in the same month. Pursuant to the amendments borrowing costs and other fees will increase by up to $1.6 million based upon increases to interest rates and other borrowing related fees and K2 has granted security interests in substantially all of its assets to secure the outstanding indebtedness. K2 believes that the credit availability under the amended credit facilities and funding under the new asset securitization facility, together with cash flow from operations, will be sufficient for K2's business needs during 2002. The grant of security to K2's lenders, however, could adversely affect K2's ability to arrange debt financing from other sources if such additional financing should become necessary.

        K2's continuing operations provided $15.6 million of cash flow down from the $50.8 million provided in 2000. During 2001, K2 sold $21.3 million fewer receivables under its accounts receivable purchase facility as compared with the prior year. Excluding the impact of the sale of receivables, cash provided by operating activities for 2001 increased to $36.9 million, from $27.7 million in 2000. The increase in cash provided from operations was attributable to decreases in accounts receivable and inventory, partially offset by the reduction in operating income.

        Net cash used in investing activities from continuing operations was $15.9 million, as compared to $13.7 million in 2000. Partially offsetting the decrease in cash used in 2001 was the purchase of the assets of an industrial business for $4.6 million in cash. Net capital expenditures in 2001 were $1.4 million lower than in 2000. No material commitments for capital expenditures existed at year end.

        Cash provided by financing activities was $8.5 million as contrasted with cash used of $68.6 million in 2000. The cash provided by financing activities as compared to cash used in the prior year was due to the overall decrease in cash provided from operations in 2001, resulting in net borrowings in 2001 compared to net repayments in 2000.

        K2's principal long-term borrowing facility, as amended (see discussion above), is a $75 million Credit Line ("Credit Line"), secured by certain of the assets of K2, which becomes due on December 31, 2003. Additionally, as of March 2002, K2 has a new five year, $75 million accounts receivable purchase facility ("Purchase Facility"). At December 31, 2001, $26.5 million was outstanding under the Credit Line and $51.8 million of accounts receivable had been sold under the old Purchase Facility. Under the amended Credit Line, K2 is subject to an agreement which, among other things, currently prohibits amounts available for payment of cash dividends and stock repurchases by K2 until certain financial covenants are met. K2 also had $13.4 million of 8.89% secured senior notes due through 2004, payable in three remaining equal principal payments, and $50.0 million of 9.01% secured notes due through 2009, payable in seven equal principal payments commencing in 2003. At December 31, 2001, K2 had $18.8 million outstanding under foreign lines of credit.

        The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at December 31, 2001 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt	$103,714	$5,886	$50,527	$11,587	$35,714
Operating leases	11,559	4,246	3,684	2,746	883

Total contractual cash obligations	$115,273	$10,132	$54,211	$14,333	$36,597

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

        Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2001 and 2000, K2 had recorded an estimated liability of approximately $745,000 and $762,000, respectively, for environmental liabilities and made no provision for expected insurance recovery.

        The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe this matter will have a material adverse effect on K2's financial statements.

Newly Adopted Accounting Standards

        During 2001, K2 adopted the new requirements of "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", for sales of receivables that occurred during 2001. The impact of the adoption on the financial statements was immaterial.

        In July 2001, the FASB issued "Business Combinations," and "Goodwill and Other Intangible Assets." The Business Combination changes requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of interests method. The changes to goodwill are effective for fiscal years beginning after December 15, 2001, requiring that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead reviewed annually for impairment. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. For existing goodwill and other intangibles, K2 will adopt this pronouncement on January 1, 2002. K2 is currently assessing the impact adoption will have on the consolidated financial statements. Amortization expense arising from goodwill and other intangible assets that will no longer be amortized under the provisions of the new rules was approximately $2.6 million and $2.4 million in 2001 and 2000, respectively.

        In August 2001, the FASB issued "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. K2 is currently assessing the impact, if any on its consolidated financial position, results of operations and cash flows.

        In 2000 and 2001, the FASB Emerging Issues Task Force issued several changes to GAAP for the accounting for incentives to customers principally effective for year beginning after December 15, 2001. The impact of the adoption of these changes on K2's financial statements is expected to be immaterial.

Critical Accounting Policies

        K2's discussion and analysis of its financial condition and results of operations are based upon K2's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires K2 to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

        K2 believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements.

Revenue Recognition

        K2 recognizes revenue from product sales upon shipments to its customers. Under this guidance revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer if fixed or determinable, and collectibility is reasonably assured. In addition, reserves are established for future product returns based upon historical return rates. These reserves are recorded as a reduction of revenue. If the historical data used to calculate these reserves does not reflect future return rates, these estimates could be revised.

Warranty

        K2 records the cost of product warranties at the time revenue is recognized. K2's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Allowance for Doubtful Accounts

        K2 evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer's inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of K2's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Income Taxes

        Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. K2 then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is unlikely, a valuation allowance must be established. A significant portion of K2's deferred tax assets relate to net operating loss carryforwards for both domestic and foreign purposes. The realization of these assets is based upon estimates of future taxable income. In those jurisdictions where the realization of these carryforwards is not likely, a valuation allowance has been established. At December 31, 2001, the balance of the valuation allowance was $8.6 million. If actual results are less favorable than those projected by management, additional income tax expense may be required.

Pensions

        As described in Note 9 of Notes to Consolidated Financial Statements, K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. A variance in the discount rate, expected return on plan assets and rate of compensation increase could have a significant impact on the pension costs recorded.

Receivable Sales

        During 2001, 2000 and 1999, K2 sold trade receivables under a domestic accounts receivable securitization facility, in which K2 retained servicing responsibilities. The purchasers of the receivables had no recourse to K2's other assets for failure of customers to pay when due. The costs incurred by K2 associated with sales under the facility for the years ended December 31, 2001, 2000 and 1999 totaled $2,816,000, $3,995,000 and $2,849,000, respectively. The expenses are included in interest expense. For further discussion see Note 6 to Notes to Consolidated Financial Statements.

Foreign Currency Translation

        The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the year. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from year to year have been reported in the other comprehensive income or loss account in shareholders' equity. To the extent assets and liabilities of the foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than intercompany debt deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

Euro Conversion

        On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one new common currency—the Euro. The transition period for the introduction of the Euro extends through 2002. Beginning in January 2002, new Euro-denominated bills and coins have been issued. K2 has evaluated, and will continue to evaluate, the effects on its operations of the conversion to the Euro. The costs to prepare for this conversion, including the costs to adapt information systems, have not been and are not expected to be material to K2's results of operations, financial position or cash flows. K2 does not currently expect the introduction and use of the Euro to have a material effect on its foreign exchange and hedging activities. While K2 does not expect the Euro conversion to have a material effect on its operations, some uncertainty exists as to the effect that the conversion to the Euro will have on the markets for K2's products. Accordingly, the effect on K2's operations cannot be predicted with certainty.

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

Statement Regarding Forward Looking Disclosure

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These represent K2's beliefs concerning future events, including, but not limited to, the following: statements regarding market trends of products sold by K2, foreign exchange fluctuations, debt reduction, inventory levels at retail, product acceptance and demand, growth efforts, cost reduction efforts, margin enhancement efforts, product development efforts, success of new product introductions, and overall market trends. All such forward looking statements involve substantial risks and uncertainties.

        Actual results could differ materially by reason of a number of factors, many of which are outside of K2's control. Among such factors are the following:

  •
  Recent Economic Developments. The three principal markets for K2 products are North America, Europe and Asia, and significant portions of these products sold are manufactured in China. Adverse developments affecting the general economy in any of such regions could lead to a reduction in discretionary spending for consumer products. Sales of K2 products could suffer as the result. Additionally, higher energy costs coupled with a potential decline in sales, could result in lower earnings for K2.

  •
  Financial Condition of Customers. A large portion of K2 sales are to sporting goods retailers. Many of K2's smaller retailers and some larger retailers are not strongly capitalized. Adverse conditions in the sporting goods retail industry can adversely impact the ability of retailers to purchase K2 products, except on credit terms which would involve significant risks of nonpayment.

  •
  Changes in currency exchange rates. Approximately 32% of K2 sales are denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although K2 engages in hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the United States dollar and the currencies of Europe and Asia could make K2 products less competitive in foreign markets, and could reduce the sales and earnings represented by foreign currencies. Additionally, fluctuations of the dollar against foreign currencies could result in an increase in cost of products sold in foreign markets reducing margins and earnings.

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

  •
  Small-wheeled product inventories. As the result of severe weakness in the market for small-wheeled products, K2 continued to have excess inventories of these products at year-end. Dispositions of these inventories could have an adverse impact on marketing for new products in these categories, and delays in divesting the excess inventories could limit working capital available to support more profitable manufacturing and sales activities.

  •
  Increased financing costs. Amended financing arrangements entered into in the first quarter of 2002 have involved the grant of security interests in substantially all of K2's available assets to its lenders and have increased interest rates which result in increased borrowing costs. As the result, K2's additional borrowing capacity is strictly limited and profit margins may be adversely affected. For further information, see Note 6 to Notes to Consolidated Financial Statements.

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

        Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected first quarter 2002 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

K2 INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

	Year ended December 31
	2001	2000	1999
	(Thousands, except per share figures)
Net sales	$595,466	$670,786	$645,990
Cost of products sold	429,338	462,242	462,033

Gross profit	166,128	208,544	183,957
Selling expenses	109,635	113,498	106,659
General and administrative expenses	43,028	42,952	40,341
Research and development expenses	12,184	13,271	12,113

Operating income	1,281	38,823	24,844
Interest expense	13,631	14,814	12,741
Other income, net	(375)	(191)	(413)

Income (loss) from continuing operations before provision for income taxes	(11,975)	24,200	12,516
Provision (credit) for income taxes	(4,271)	7,502	4,005

Income (loss) from continuing operations	(7,704)	16,698	8,511
Discontinued operations, net of taxes	—	(119)	1,332

Net income (loss)	$(7,704)	$16,579	$9,843

Basic earnings per share:
Continuing operations	$(0.43)	$0.93	$0.50
Discontinued operations	—	(0.01)	0.08

Net income (loss)	$(0.43)	$0.92	$0.58

Diluted earnings per share:
Continuing operations	$(0.43)	$0.93	$0.50
Discontinued operations	—	(0.01)	0.08

Net income (loss)	$(0.43)	$0.92	$0.58

Basic shares outstanding	17,940	17,949	16,880
Diluted shares outstanding	17,940	18,040	16,883

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2001	2000
	(Thousands, except number of shares)
Assets
Current Assets
Cash and cash equivalents	$11,416	$3,174
Accounts receivable, net	99,803	107,933
Inventories, net	169,969	176,628
Deferred taxes and income taxes receivable	15,019	10,824
Prepaid expenses and other current assets	8,606	6,573

Total current assets	304,813	305,132
Property, Plant and Equipment
Land and land improvements	1,641	1,641
Buildings and leasehold improvements	30,241	31,935
Machinery and equipment	134,831	127,514
Construction in progress	3,462	6,126

	170,175	167,216
Less allowance for depreciation and amortization	101,771	95,221

	68,404	71,995
Other Assets
Intangibles, principally goodwill, net	41,068	40,301
Other	6,753	6,682

Total Assets	$421,038	$424,110

Liabilities and Shareholders' Equity
Current Liabilities
Bank loans	$5,016	$25,767
Accounts payable	46,015	46,732
Accrued payroll and related	18,041	19,539
Other accruals	26,007	25,110
Current portion of long-term debt	5,886	4,594

Total current liabilities	100,965	121,742
Long-term Debt	97,828	69,836
Deferred taxes and income taxes payable	7,588	5,284
Commitments and Contingencies
Shareholders' Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 40,000,000 shares, issued shares—18,676,146 in 2001 and 18,673,646 in 2000	18,676	18,674
Additional paid-in capital	143,346	143,331
Retained earnings	84,123	91,827
Employee Stock Ownership Plan and stock option loans	(1,582)	(1,645)
Treasury shares at cost, 747,234 in 2001 and 738,676 in 2000	(9,107)	(9,045)
Accumulated other comprehensive loss	(20,799)	(15,894)

Total Shareholders' Equity	214,657	227,248

Total Liabilities and Shareholders' Equity	$421,038	$424,110

See notes to consolidated financial statements

K2 INC.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

	Common Stock	Additional paid-in capital	Retained earnings	Employee Stock Ownership Plan and stock option loans	Treasury shares, at cost	Accumulated other comprehensive loss	Total
	(Thousands except per share figures)
Balance at December 31, 1998	$17,191	$132,488	$67,227	($1,981)	($8,106)	($4,700)	$202,119
Net income for the year 1999			9,843				9,843
Translation adjustments						(3,060)	(3,060)

Comprehensive income							6,783
Issuance of shares from acquisition of Ride, Inc.	1,482	10,838					12,320
Repurchase of shares					(886)		(886)
Cash dividends, $.11 per share			(1,822)				(1,822)
Stock option loan(s)				(4)			(4)
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				10			10

Balance at December 31, 1999	18,673	143,326	75,248	(1,975)	(8,992)	(7,760)	218,520
Net income for the year 2000			16,579				16,579
Translation adjustments						(8,606)	(8,606)
Change in fair value of derivatives						472	472

Comprehensive income							8,445
Repurchase of shares					(53)		(53)
Exercise of stock options	1	5					6
Stock option loan repayments				60			60
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				270			270

Balance at December 31, 2000	18,674	143,331	91,827	(1,645)	(9,045)	(15,894)	227,248
Net loss for the year 2001			(7,704)				(7,704)
Translation adjustments						(5,344)	(5,344)
Change in fair value of derivatives						439	439

Comprehensive loss							(12,609)
Repurchase of shares					(62)		(62)
Exercise of stock options	2	15					17
Stock option loan repayments				54			54
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				9			9

Balance at December 31, 2001	$18,676	$143,346	$84,123	($1,582)	($9,107)	($20,799)	$214,657

See notes to consolidated financial statements

K2 INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year ended December 31
	2001	2000	1999
	(Thousands)
Operating Activities
Income (loss) from continuing operations	$(7,704)	$16,698	$8,511
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property, plant and equipment	13,525	11,907	11,685
Amortization of intangibles	2,683	2,413	2,041
Deferred taxes and income taxes receivable	(1,891)	1,035	(6,522)
Changes in operating assets and liabilities:
Accounts receivable	27,511	14,766	(12,186)
Increase (decrease) in sale of receivables	(21,268)	23,095	—
Inventories	4,958	(7,457)	24,786
Prepaid expenses and other current assets	(2,033)	(1,520)	283
Accounts payable	(1,542)	1,336	14,127
Payrolls and other accruals	1,394	(11,504)	1,972

Net cash provided by continuing operations	15,633	50,769	44,697
Investing Activities
Property, plant and equipment expenditures	(12,604)	(14,738)	(16,204)
Disposals of property, plant and equipment	797	1,547	4,013
Purchases of businesses, net of cash acquired	(4,581)	—	(2,629)
Other items, net	447	(499)	2,833

Net cash used in investing activities	(15,941)	(13,690)	(11,987)
Financing Activities
Borrowings under long-term debt	158,318	131,000	125,035
Payments of long-term debt	(129,034)	(168,730)	(128,479)
Net increase (decrease) in short-term bank loans	(20,751)	(31,156)	(22,749)
Exercise of stock options	17	—	—
Dividends paid	—	—	(1,822)
Net repayments by ESOP	—	245	—

Net cash (used in) provided by financing activities	8,550	(68,641)	(28,015)

Net increase (decrease) in cash and cash equivalents from continuing operations	8,242	(31,562)	4,695
Discontinued Operations
Income (loss) from discontinued operations	—	(119)	1,332
Net proceeds received from sale of discontinued operation	—	24,360	—
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by discontinued operations:
Depreciation and amortization	—	1,357	2,939
Capital expenditures	—	(237)	(2,565)
Other items, net	—	(46)	(374)

Cash provided by discontinued operations	—	25,315	1,332

Net increase (decrease) in cash and cash equivalents	8,242	(6,247)	6,027
Cash and cash equivalents at beginning of year	3,174	9,421	3,394

Cash and cash equivalents at end of year	$11,416	$3,174	$9,421

See notes to consolidated financial statements

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

Note 1—Summary of Significant Accounting Policies

Organization

        K2 is a leading designer, manufacturer and marketer of brand name sporting goods, which represent $445.2 million, or 74.8%, of K2's 2001 consolidated net sales, and other recreational products, which represent $39.8 million in 2001 net sales. K2 is also a manufacturer and supplier of selected industrial products, which had sales of $110.5 million in 2000.

Principles of Consolidation

        The consolidated financial statements include the accounts of K2 and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

        K2 maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year end is stated as of December 31. The years ended December 31, 2001 and 1999 consisted of 52 weeks, and the year ended December 31, 2000 consisted of 53 weeks.

Revenue Recognition

        K2 recognizes revenue from product sales upon shipment to its customers. Under this guidance revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer if fixed or determinable, and collectibility is reasonably assured.

Use of Estimates

        The preparation of financial statements requires management to make estimates and assumptions affecting the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

Foreign Currency Translation

        The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the year. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from year to year have been reported in the other comprehensive income or loss account in shareholders' equity. To the extent assets and liabilities of the foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than intercompany debt deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

Cash Equivalents

        Short-term investments (including any debt securities) that are part of K2's cash management portfolio are classified as cash equivalents carried at amortized cost. These investments are liquid, are of limited credit risk and have original maturities of three months or less when purchased. The carrying amount of cash equivalents approximates market.

Accounts Receivable and Allowances

        Accounts receivable are the result of K2's worldwide sales activities. Although K2's credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 2001 and 2000, K2's receivables from sporting goods retailers who sell skis, skates, snowboards and bikes, before giving consideration to receivables sold during the year, amounted to 59% and 66%, respectively of total receivables. K2 generally does not require collateral and performs periodic credit evaluations to manage its credit risk.

        K2 evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer's inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Accounts receivable are net of allowances for doubtful accounts of $5,316,000 and $6,969,000 at December 31, 2001 and 2000, respectively.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Long-Lived Assets

        Long-lived assets, include, among others, goodwill, intangible assets and property, plant and equipment and are reviewed periodically to determine if the carrying values are impaired. K2 considers the future cash flows of the acquired companies in assessing the recoverability of these assets. If indicators of impairment are present, or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is incurred.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets ranging from 3 to 20 years. In the third quarter of 2001 and the fourth quarter of 1999, K2 wrote down certain equipment and facilities no longer in use in connection with the closing of certain domestic manufacturing locations.

Intangibles

        Goodwill arising from acquisitions is amortized on a straight-line basis over a period ranging from 15 to 40 years. Other intangibles are amortized on a straight-line basis over 3 to 15 years. Accumulated amortization of intangibles as of December 31, 2001 and 2000 amounted to $12,494,000 and $10,418,000, respectively. Goodwill will no longer be amortized to earnings effective with K2's adoption of the statement on January 1, 2002. Goodwill amortization expense for the years ended December 31, 2001, 2000 and 1999 amounted to $2.6 million, $2.4 million and $2.0 million, respectively. Beginning in 2002, K2 will yearly review goodwill for impairment, annually.

Warranty

        K2 records the cost of product warranties at the time revenue is recognized. K2's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.

Income Taxes

        Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. K2 then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is unlikely, a valuation allowance must be established. A significant portion of K2's deferred tax assets relate to net operating loss carryforwards for both domestic and foreign purposes. The realization of these assets is based upon estimates of future taxable income. In those jurisdictions where the realization of these carryforwards is not likely, a valuation allowance has been established.

Pensions

        As described in Note 9, K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets.

Receivable Sales

        During 2001, 2000 and 1999, K2 sold trade receivables under a domestic accounts receivable securitization facility, in which K2 retained servicing responsibilities. The purchasers of the receivables had no recourse to K2's other assets for failure of customers to pay when due. The costs incurred by K2 associated with sales under the facility for the years ended December 31, 2001, 2000 and 1999 totaled $2,816,000, $3,995,000 and $2,849,000, respectively. The expenses are included in interest expense. For further discussion see Note 6.

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

Shipping and Handling Costs

        K2 reports freight billed to customers ("freight recovery") as a component of net sales and related freight costs are reflected primarily in selling expenses.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2001, 2000 and 1999 amounted to $23,765,000, $25,209,000 and $23,680,000, respectively.

Research and Development

        Research and development costs are charged to expense as incurred.

Other Income

        Other income includes interest income, royalties and other miscellaneous income.

Earnings Per Share

        Basic earnings per share ("EPS") are determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. The dilutive effects of stock options included in the dilutive EPS calculation at December 31, 2000 and 1999 were 91,000 and 3,000, respectively. During 2001, 2000 and 1999, the computation of diluted EPS did not include the options to purchase 1,890,000, 966,000 and 1,064,000 shares of common stock, respectively, because their inclusion would have been antidilutive.

Newly Adopted Accounting Standards

        During 2001, K2 adopted the new requirements of "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", for sales of receivables that occurred during 2001. The impact of the adoption on the financial statements was immaterial.

        In July 2001, the FASB issued "Business Combinations," and "Goodwill and Other Intangible Assets." The Business Combination changes requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of interests method. The changes to goodwill are effective for fiscal years beginning after December 15, 2001, requiring that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead reviewed annually for impairment. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. For existing goodwill and other intangibles, K2 will adopt this pronouncement on January 1, 2002. K2 is currently assessing the impact adoption will have on the consolidated financial statements. Amortization expense arising from goodwill and other intangible assets that will no longer be amortized under the provisions of the new rules was approximately $2.6 million and $2.4 million in 2001 and 2000, respectively.

        In August 2001, the FASB issued "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. K2 is currently assessing the impact, if any on its consolidated financial position, results of operations and cash flows.

        In 2000 and 2001, the FASB Emerging Issues Task Force issued several changes to GAAP for the accounting for incentives to customers principally effective for year beginning after December 15, 2001. The impact of the adoption of these changes on K2's financial statements is expected to be immaterial.

        In September 2001, the FASB Emerging Issues Task Force, or EITF, issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issues No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," No. 00-14, "Accounting for Certain Sales Incentives," and No. 00-22, Accounting for "Points' and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." EITF 00-25, as codified by EITF 01-09, established the treatment in the statement of operations of vendor consideration to resellers of a vendor's products. EITF 00-25 and 01-09 are effective for fiscal quarters beginning after December 15, 2001. The impact of the adoption of this issue on K2's financial statements is expected to be immaterial.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—Charges Against Earnings

        In ongoing cost reduction moves initiated in 1999, K2 completed the move of its remaining ski production to China in 2001, closing the Washington ski manufacturing facility during the 2001 third quarter. In addition, three other smaller manufacturing facilities were shut down in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production also moving overseas.

        In addition to the factory closures, K2 experienced a substantial industry-wide slowdown of sales of small-wheeled products in 2001, including primarily scooters and in-line skates, necessitating a downsizing of K2's small-wheeled products operation. The factory closures, coupled with the downsizing activities, have resulted in the reduction of approximately 600 positions worldwide. In conjunction with the closures and downsizing activities, K2 recorded a pre-tax charge in the 2001 third quarter of $18.0 million, primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. Approximately $5.0 million of the total amount was a charge to earnings that resulted in or will result in a cash payment. Approximately $15.6 million of the charge was included in cost of sales and approximately $2.4 million was included in general and administrative expenses.

        The following table summarizes the activity in 2001:

	Facilities & Equipment	Inventory	Severance and Related	Subtotal	Other Downsizing	Total
	(Thousands)
2001 Charges	$3,179	$9,266	$4,389	$16,834	$1,166	$18,000
Utilized:
Cash			3,104	3,104	537	3,641
Non-cash write down		9,266		9,266		9,266
Non-cash disposal	3,179			3,179	529	3,708

	3,179	9,266	3,104	15,549	1,066	16,615
Balance December 31, 2001	$—	$—	$1,285	$1,285	$100	$1,385

        Of the remaining cash charges not utilized in 2001, K2 anticipates such amounts will be settled by the end of the 2002 first quarter, resulting in a cash outlay of $1.4 million.

        In the fourth quarter of 1999, a pre-tax charge of $10.5 million was charged to cost of products sold to cover restructuring costs of $6.5 million and downsizing costs of $4.0 million. K2's strategic initiative was adopted in 1999 to reduce the cost structure of its ski and snowboard operations by taking advantage of lower cost manufacturing and sourcing opportunities. In accordance with the initiative, K2's Seattle manufacturing facility was downsized and approximately half of its ski and all of its snowboard manufacturing were moved to either K2's China or California production facilities or to third party sourcing operations worldwide. The charges reflected expenses associated with the write-off of related equipment and inventory, the reduction of approximately 200 production personnel and the utilization of approximately 200 temporary workers. Approximately $5.3 million of the total amount was a cash charge to earnings.

        The following table summarizes the activity in 1999 and 2000:

	Equipment	Inventory	Severance and Related	Subtotal	Downsizing	Total
	(Thousands)
1999 Charges	$3,355	$2,229	$923	$6,507	$3,993	$10,500
Utilized:
Cash		500	130	630	3,852	4,482
Non-cash write-down		1,132		1,132		1,132
Non-cash disposal	3,355			3,355	141	3,496

	3,355	1,632	130	5,117	3,993	9,110
Balance December 31, 1999	—	597	793	1,390	—	1,390
Utilized:
Cash	—	597	793	1,390	—	1,390

	—	597	793	1,390	—	1,390
Balance December 31, 2000	$—	$—	$—	$—	$—	$—

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

        Income from discontinued operations is net of taxes of $560,000 for the year ended December 31, 2000. Net sales of $32,739,000 for the year ended December 31, 2000 were excluded from consolidated net sales in the accompanying consolidated statements of income.

Note 4—Acquisitions

        In 2001, K2 acquired certain assets of a resistat business from BASF. The net cash purchase price was approximately $4.5 million and was accounted for using the purchase method of accounting.

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

        In 1999, K2 acquired certain assets relating to the Morrow snowboard business, including the Morrow trademark, from Morrow Snowboards, Inc. The net cash purchase price was approximately $3.0 million and the acquisition was accounted for using the purchase method of accounting.

        The following summarized unaudited pro forma results of operations of K2 assume the acquisition of Ride had occurred as of the beginning of each period presented. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

Pro Forma Information (Unaudited)
(Thousands, except per share amounts)

Year ended December 31, 1999
Net sales	$675,797
Loss from continuing operations	(11,440)
Loss per common share	(.63)

Note 5—Inventories

        Inventories consisted of the following at December 31:

	2001	2000
	(Thousands)
Finished goods	$135,623	$137,733
Work in process	11,788	13,164
Raw materials	22,558	25,731

Total inventories	$169,969	$176,628

Note 6—Borrowings and Other Financial Instruments

        As of December 31, 2001, K2 was not in compliance with certain financial covenants under its $75 million revolving line of credit and two long-term notes payable. In addition K2's asset securitization facility had expired by its terms on November 15, 2001. K2 operated under a series of short-term waivers and extensions until completion of amendments to the credit facilities and notes in March 2002. Additionally, a new asset securitization was entered into in the same month. Pursuant to the amendments, K2 has granted security interests in substantially all of its assets, except for certain domestic trade accounts receivables which are secured by the accounts receivable arrangement as discussed below. As the result of the amendments, there have been modifications of certain financial covenants and interest costs have increased. The new asset securitization will not qualify for off-balance sheet treatment, and as a result, beginning in the first quarter, the assets and liabilities for the receivables securtized by the facility will be recorded on the K2's balance sheet. The discussion below relates to the revised credit arrangements.

        At December 31, 2001, K2 had $18.8 million outstanding under foreign lines of credit. Two of the foreign subsidiaries' lines of credit totaling $13.8 million have been converted to long-term facilities and the remaining lines are short-term. The short-term lines generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries' local currencies. At December 31, 2001, interest rates on the foreign lines of credit ranged from 1.7% to 11.4%. The weighted average interest rates on the foreign lines of credit as of December 31, 2001 and 2000 were 3.6% and 5.6%, respectively.

        The principal components of long-term debt at December 31 were:

	2001*	2000
	(Thousands)
Notes payable due in seven equal annual principal installments through 2009 with semi-annual interest payable at 9.01%	$50,000	$50,000
Notes payable due in six equal annual principal installments through 2004 semi-annual interest payable at 8.89%	13,336	17,780
$75 million five-year secured bank revolving credit line due December 31, 2003, interest payments due at LIBOR plus 1.00% to 3.25% and a commitment fee of 0.225% to 0.50% on the unused portion of the line through December 31, 2003	26,500	6,500
Foreign lines of credit	13,818	—
Other	60	150

	103,714	74,430
Less-amounts due within one year	5,886	4,594

	$97,828	$69,836

  *
  2001 reflects security provided in March 2002 as discussed above.

        The principal amount of long-term debts contractually maturing in each of the five years following 2001 are:

(Thousands)
2002	$5,886
2003	50,527
2004	11,587
2005	7,143
2006	7,143
Thereafter	21,428

$103,714

        Interest paid on short- and long-term debt for the years ended December 31, 2001, 2000 and 1999 was $13.6 million, $14.8 million and $12.7 million, respectively.

        Under a five year domestic accounts receivable arrangement, referred to above, K2 can sell with limited recourse, undivided participation interests in designated pools of accounts receivable in an amount not to exceed $75 million. The originators of the receivables sell the receivables through a subsidiary of K2 to a conduit who issues paper in the commercial market. As of December 31, 2001 and 2000, accounts receivable of $51.8 and $73.1 million, respectively, were sold under the expiring program. The costs incurred by K2 associated with sales under the facility for the years ended December 31, 2001, 2000 and 1999 totaled $2,816,000, $3,995,000 and $2,849,000, respectively. The expenses are included in interest expense.

        The credit facilities currently prohibit the payment of cash dividends and stock repurchases by K2 until certain financial covenants are met. The interest rate on the $75 million credit line at December 31, 2001 was 4.7%.

        K2 had $38.4 million of letters of credit outstanding as of December 31, 2001.

        The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged, which approximate market rates. The fair value of the $50.0 million 9.01% notes payable, based on quoted market interest rates, is $50.2 million as compared to a carrying amount of $50.0 million. The fair value of the $13.3 million 8.89% notes payable, based on quoted market interest rates, is $13.2 million as compared to a carrying amount of $13.3 million.

        K2, including its foreign subsidiaries, enters forward exchange contracts to hedge certain firm and anticipated purchase commitments, which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce K2's risk of fluctuating exchange rates. K2's forward contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce K2's exposure to identified risks. The ineffective portion of derivative transactions was not material to the results of operations for the year ended December 31, 2001. At December 31, 2001, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $16.5 million. At December 31, 2001, the fair value of these contracts was $636,000, which was reflected net of taxes as an increase to other comprehensive income. The fair value of these contracts will be recognized in cost of sales when the related inventory is sold. Counterparties on foreign exchange contracts expose K2 to credit losses in the event of non-performance, but K2 does not anticipate non-performance.

Note 7-Income Taxes

        Pretax income (loss) from continuing operations for the years ended December 31 was taxed under the following jurisdictions:

	2001	2000	1999
	(Thousands)
Domestic	$(5,926)	$13,598	$6,365
Foreign	(6,049)	10,602	6,151

	$(11,975)	$24,200	$12,516

        Components of the income tax provision (benefit) applicable to continuing operations for the three years ended December 31 are:

	2001		2000		1999
	Current	Deferred	Current	Deferred	Current	Deferred
	(Thousands)
Federal	$(1,115)	$(1,592)	$2,265	$2,324	$9,147	$(7,317)
State	(280)	(24)	524	105	705	(25)
Foreign	1,112	(2,372)	1,900	384	2,050	(555)

	$(283)	$(3,988)	$4,689	$2,813	$11,902	$(7,897)

        The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

	2001	2000	1999
	(Percent)
Statutory federal income tax rate	(35.0)	35.0	35.0
State income tax effect, net of federal benefit	1.0	1.7	3.5
Valuation allowance and foreign earnings	(7.8)	(5.9)	(5.5)
Other	6.1	0.2	(1.0)

	(35.7)	31.0	32.0

        No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are considered to be permanently reinvested. At December 31, 2001, foreign subsidiaries had unused operating loss carryforwards of approximately $21.0 million which begins to expire in 2009, or carries forward indefinitely. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation allowance has been recognized to offset the portion of the deferred tax assets arising from such carryforwards not likely to be usable in the near future. Approximately $2.6 million of foreign net deferred tax assets are not provided for with a valuation allowance and the realization of this asset is dependent upon achieving sufficient future taxable income in the foreign jurisdiction.

        Deferred tax assets and liabilities are comprised of the following at December 31:

	2001	2000
	(Thousands)
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	$6,101	$5,239
Trademark amortization	450	377
Other	1,217	1,979

Deferred tax liabilities	7,768	7,595
Deferred tax assets:
Insurance accruals	1,026	1,994
Tax effect of foreign loss carryforwards	7,704	852
Tax effect of domestic loss carryforwards	3,995	4,230
Bad debt reserve	1,018	1,780
Inventory reserve	924	1,912
Restructure and contingency reserves	4,761	1,740
Pension accrual	2,405	2,101
Other	3,372	2,213

	25,205	16,822
Valuation allowance	8,599	4,377

Current deferred tax assets	16,606	12,445

Deferred tax assets, net	$8,838	$4,850

        At the acquisition date, Ride had $30.2 million of federal net operating loss carryovers. The ability of K2 to utilize these losses to reduce future tax due is subject to an annual Internal Revenue Code §382 limitation. Accordingly, K2 currently estimates the amount realizable would be a maximum of $13.1 million over the twenty year carryforward period. For financial reporting purposes, the realization of these carryovers reduces goodwill recorded from the acquisition of Ride. During 2000, K2 recorded a reduction of goodwill of $1.1 million for the estimated amount of Ride's operating loss carryover likely to be utilized in the near future.

        No income taxes were paid for the year ended December 31, 2001. Income taxes paid, net of refunds, in the years ended December 31, 2000 and 1999 were $9.4 million and $9.0 million, respectively.

Note 8—Commitments and Contingencies

        Future minimum payments under noncancelable operating leases as of December 31, 2001 are as follows:

(Thousands)
2002	$4,246
2003	3,684
2004	2,746
2005	393
2006	124
Thereafter	366

$11,559

        Leases are primarily for rentals of facilities, and about two-thirds of these contain rights to extend the terms from one to ten years.

        Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $6,901,000, $6,691,000 and $4,797,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

        Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2001 and 2000, K2 had recorded an estimated liability of approximately $745,000 and $762,000, respectively, for environmental liabilities and made no provision for expected insurance recovery.

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

        K2 also sponsors defined contribution pension plans covering most of its domestic employees. Contributions by K2 for the defined contribution plans are determined as a percent of the amounts contributed by the respective employees. During 2001, 2000 and 1999, K2 expensed contributions of $745,000, $816,000 and $940,000, respectively, related to these plans.

        The following table sets forth the defined benefit plans' funded status and amounts recognized in K2's consolidated balance sheets at December 31:

	Pension Plan
	2001	2000
	(Thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$52,532	$50,179
Service cost	1,595	1,670
Interest cost	3,991	4,010
Actuarial loss	456	1,231
Other gains and forfeitures	—	(1,194)
Benefits paid	(2,415)	(3,364)

Benefit obligation at end of year	$56,159	$52,532

Change in Plan Assets
Fair value of plan assets at beginning of year	$52,821	$57,377
Actual return on fair value of plan assets	(339)	(1,193)
Benefits paid	(2,415)	(3,363)

Fair value of plan assets at end of year	50,067	52,821

Funded status of the plan	(6,092)	289
Unrecognized prior service cost	568	642
Unrecognized net transition asset	—	(51)
Unrecognized actuarial (gain) loss	1,799	(3,657)

Accrued benefit cost	$(3,725)	$(2,777)

Weighted Average Assumptions
Discount rate	7.25%	7.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.00%	5.00%

        The other gains and forfeitures reflects a change in future benefit obligations in part due to the sale of the discontinued operation during the year 2000.

        Net pension cost consisted of the following for the year ended December 31:

	Pension Plan
	2001	2000	1999
	(Thousands)
Net Periodic Cost
Service cost	$1,595	$1,670	$2,061
Interest cost	3,991	4,010	3,838
Expected return on plan assets	(4,659)	(5,840)	(4,473)
Amortization of prior service cost	73	88	106
Amortization of transition asset	(51)	(285)	(276)
Amortization of loss (gain)	(1)	(241)	0

Net periodic cost	$948	$(598)	$1,256

Note 10—Other Comprehensive Loss

        The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 1999	$(7,760)	$—	$(7,760)
Currency translation adjustment	(8,606)	—	(8,606)
Change in fair value of derivatives, net of $212 taxes	—	472	472

Balance at December 31, 2000	(16,366)	472	(15,894)
Currency translation adjustment	(4,872)	—	(4,872)
Reclassification adjustment for amounts recognized in cost of sales	—	(472)	(472)
Change in fair value of derivatives, net of $197 taxes	—	439	439

Balance at December 31, 2001	$(21,238)	$439	$(20,799)

        The earnings associated with K2's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

Note 11—Quarterly Operating Data (Unaudited)

	Quarter
	First	Second	Third(a)	Fourth	Year(b)
	(Millions, except per share figures)
2001
Net sales from continuing operations	$173.2	$144.9	$149.4	$128.0	$595.5
Gross profit	50.7	47.0	31.8	36.6	166.1
Net income (loss)	$3.2	$2.3	$(10.7)	$(2.5)	$(7.7)

Basic earnings per share
Net income (loss)	$0.18	$0.13	$(0.59)	$(0.14)	$(0.43)

Diluted earnings per share
Net income (loss)	$0.17	$0.13	$(0.59)	$(0.14)	$(0.43)

Cash dividend per share—none
Stock prices:
High	$9.75	$11.43	$11.99	$8.74	$11.99
Low	$7.75	$7.80	$5.40	$5.31	$5.31

(a)
Gross profit and net income are $47.4 and $1.0, respectively, before downsizing costs totaling $18.0 ($11.7 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

(b)
Gross profit and net income are $181.8 and $4.0, respectively, before downsizing costs totaling $18.0 ($11.7 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.

	Quarter
	First(a)	Second(a)	Third(a)	Fourth	Year
	(Millions, except per share figures)
2000
Net sales from continuing operations	$185.0	$161.8	$166.1	$157.9	$670.8
Gross profit	54.1	54.8	54.0	45.6	208.5
Income from continuing operations	3.3	6.4	4.5	2.5	16.7
Discontinued operations, net of taxes	0.4	(0.1)	—	(0.4)	(0.1)

Net income	$3.7	$6.3	$4.5	$2.1	$16.6

Basic earnings per share
Continuing operations	$0.19	$0.36	$0.25	$0.14	$0.93
Discontinued operations	0.02	(0.01)	—	(0.02)	(0.01)

Net income	$0.21	$0.35	$0.25	$0.12	$0.92

Diluted earnings per share
Continuing operations	$0.18	$0.36	$0.25	$0.14	$0.93
Discontinued operations	0.02	(0.01)	—	(0.02)	(0.01)

Net income	$0.20	$0.35	$0.25	$0.12	$0.92

Cash dividend per share—none
Stock prices:
High	$8.00	$8.81	$11.38	$9.75	$11.38
Low	$6.75	$7.00	$8.38	$7.38	$6.75

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

        K2 is authorized, at the discretion of the Compensation Committee, to provide loans to key employees in connection with the exercise of stock options under the 1999 and 1994 Plans. At December 31, 2001 and 2000, there was a total of $38,500 and $155,000, respectively, of loans to key employees made to enable the exercise of stock options, and accrued interest outstanding. The remaining loan at December 31, 2001 is due March 2002. The amounts of these loans are shown as a reduction of shareholders' equity. The loans are collateralized by the underlying shares of stock issued and bear interest.

        Options granted, exercised and forfeited for the 1999 Plan and 1994 Plan were as follows:

		Exercise Price
	Shares	Low	High	Weighted Average
Options outstanding at December 31, 1998	1,122,661	$11.11	$29.88	$18.33
Granted	229,500	7.50	10.63	7.55
Forfeited	(63,050)	10.63	29.88	18.42

Options outstanding at December 31, 1999	1,289,111	7.50	29.88	16.40
Granted	906,000	7.13	8.56	7.22
Forfeited	(251,050)	7.13	29.88	15.07

Options outstanding at December 31, 2000	1,944,061	7.13	29.88	12.30
Granted	83,000	7.75	8.76	8.32
Exercised	(2,500)	7.13	7.13	7.13
Forfeited	(134,600)	7.13	29.88	15.29

Options outstanding at December 31, 2001	1,889,961	7.13	29.88	11.91

        At December 31, 2001, 2000 and 1999, stock options to purchase 1,178,511, 865,661 and 695,761 were exercisable at weighted average prices of $14.66, $17.85 and $20.21, respectively. At December 31, 2001, 636,825 shares of common stock were reserved for issuance under the Plans.

        K2 uses the intrinsic-value method of accounting for stock-based awards granted to employees. Accordingly, K2 has not recognized compensation expense for its stock-based awards to employees. Had K2 elected to adopt the fair value approach, net income (loss) and basic and diluted earnings per share would have been $(8,768,000) $(.49) and $(.49), respectively, for the year ended December 31, 2001, $14,905,000, $.83 and $.83, respectively, for the year ended December 31, 2000 and $8,525,000, $.51 and $.50, respectively, for the year ended December 31, 1999. The pro forma effect was calculated using Black-Scholes option valuation model, and the following assumptions were utilized.

	2001	2000	1999
Risk free interest rate	1.85%	4.75%	5.5%
Expected life	5 years	5 years	5 years
Expected volatility	.436	.394	.388
Expected dividend yield	—	—	—

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

        Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$7.13 to $8.76	1,074,000	$7.38	8.12 years	363,800	$7.41
$10.63 to $17.25	456,961	12.70	4.84 years	455,711	12.70
$21.50 to $29.88	359,000	24.49	5.14 years	359,000	24.49

Note 13—Shareholders' Equity

Preferred Stock

        Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 2001 and 2000.

Employee Stock Ownership Plan

        K2 has an Employee Stock Ownership Plan ("ESOP"), which covers substantially all of its domestic non-union employees with at least one year of service. As of December 31, 2001, the trust was indebted to K2 in the aggregate amount of $319,000 in connection with stock purchases made from 1982 through 1984 of which 67,487 shares with an aggregate market value of $486,581 as of December 31, 2001 remained unallocated to participants. These loans are repayable over the next one to three years with interest at prime plus 1/2%, not to exceed 18%, and the unallocated shares will be released to participants proportionately as these loans are repaid. Allocated shares as of December 31, 2001 totaled 1,396,180.

        Additionally, the trust was indebted to K2 in the amount of $1,100,000 at December 31, 2001 and 2000, in connection with distributions made to terminees.

        Shareholders' equity has been reduced by the amounts of the loans and any payments made by K2 on behalf of the trust. The payments, made by K2 on behalf of the trust, which at December 31, 2001 totaled $59,000, are being amortized to expense over the lives of the loans.

        The amount of K2's annual contribution to the ESOP is at the discretion of K2's Board of Directors. No contributions were made in 2001 or 2000. ESOP expense, including amortization of the foregoing payments, was $301,000, $203,000 and $638,000 in 2001, 2000 and 1999, respectively.

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

        The information presented below is as of or for the year ended December 31.

	Net Sales to Unaffiliated Customers			Intersegment Sales			Operating Profit (Loss)
	2001	2000	1999	2001	2000	1999	2001		2000	1999
	(Millions)
Sporting goods	$445.2	$509.6	$480.6	$54.0	$39.5	$30.4	$(0.2	)(a)	$32.3	$15.0 (d)
Other recreational	39.8	42.2	42.8	2.2	0.7	0.2	(5.9	)(b)	(2.7)	(1.9)
Industrial	110.5	119.0	122.6	0.8	1.5	1.1	11.6	(c)	12.7	17.5

Total segment data	$595.5	$670.8	$646.0	$57.0	$41.7	$31.7	5.5		42.3	30.6

Corporate expenses, net							(3.9)		(3.3)	(5.4)
Interest expense							13.6		14.8	12.7

Income (loss) from continuing operations before income taxes							$(12.0)		$24.2	$12.5

(a)
2001 includes a charge of $16.3 million for restructuring and downsizing costs

(b)
2001 includes a charge of $1.5 million for restructuring and downsizing costs

(c)
2001 includes a charge of $0.2 million for restructuring and downsizing costs

(d)
1999 includes a charge of $10.5 million for restrucuring and downsizing costs

	Identifiable Assets			Depreciation and Amortization			Capital Expenditures
	2001	2000	1999	2001	2000	1999	2001	2000	1999
	(Millions)
Sporting goods	$298.2	$306.9	$346.9	$12.0	$10.4	$9.9	$10.9	$12.1	$13.0
Other recreational	33.0	32.3	32.4	0.7	0.9	0.8	0.5	0.7	0.5
Industrial	63.0	61.7	63.3	3.2	2.8	2.8	1.2	1.9	2.7

Total segment data	394.2	400.9	442.6	15.9	14.1	13.5	12.6	14.7	16.2
Corporate	26.8	23.2	24.1	0.3	0.2	0.2

Total continuing operations	421.0	424.1	466.7	16.2	14.3	13.7	12.6	14.7	16.2

Discontinued operations	—	—	24.7	—	1.4	2.9	—	0.2	2.6

Total	$421.0	$424.1	$491.4	$16.2	$15.7	$16.6	$12.6	$14.9	$18.8

	2001	2000	1999
	(Millions)
Net sales by location
North America	$403.2	$438.1	$417.7
Europe	130.6	157.3	171.4
Asia	61.7	75.4	56.9

Total net sales	$595.5	$670.8	$646.0

Assets
North America	$303.5	$276.8	$351.5
Europe	75.1	99.0	94.8
Asia	42.4	48.3	45.1

Total assets	$421.0	$424.1	$491.4

Long-lived assets
North America	$92.6	$93.6	$99.2
Europe	7.4	8.4	8.3
Asia	9.5	6.8	4.0

Total long-lived assets	$109.5	$108.8	$111.5

K2 INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders:

K2 Inc.

        We have audited the accompanying consolidated balance sheets of K2 Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Los Angeles, California
February 15, 2002, except for Note 6 which is March 28, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Except as noted in the following paragraph the information called for by Items 10, 11, 12 and 13 have been omitted because on or before April 30, 2002, Registrant will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items set forth in that proxy statement is incorporated herein by reference.

        The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of the Report.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as part of this report.

(a-1)    Financial Statements (for the three years ended December 31, 2001 unless otherwise stated):

(a-2)    Consolidated financial statement schedule:

II-Valuation and qualifying accounts	S-1

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

(a-3)    Exhibits

(3)	(a)(i)	Restated Certificate of Incorporation dated May 4, 1989, filed as Exhibit (3)(a) to Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
	(a)(ii)	Certificate of Amendment of Restated Certificate of Incorporation dated May 31, 1995, filed as Exhibit 3(a)(ii) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

	(a)(iii)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit (3)(i) to Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
	(b)(i)	By-Laws of K2 Inc., as amended and restated, filed as Exhibit 3 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.
	(b)(ii)	By-Laws of K2 Inc., as amended, filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.
(4)	(a)
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
(2)
Second Amendment to the Note Agreements, dated December 1, 1999. Guaranty Agreement Re: $40,000,000 8.39% Senior Notes due November 30, 2004 of K2 Inc. dated as of December 1, 1999, filed as Exhibit 10(A)(2) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(3)
Guaranty Agreement Re: $40,000,000 8.39% Senior Notes due November 30, 2004 of K2 Inc. dated as of December 1, 1999, filed as Exhibit 10(A)(3) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(4) Fourth Amendment to Note Agreements, dated as of March 27, 2002.
(b)
Note Agreement Re: $50,000,000 8.41% Series 1999-A Senior Notes due December 1, 2009, dated as of December 1, 1999, filed as Exhibit 10(C) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(1) Third Amendment to Note Purchase Agreement, dated as of March 27, 2002.
(c)
Credit Agreement dated as of December 21, 1999 among K2 Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender and the Other Financial Institutions Party Hereto, filed as Exhibit 10 (D) to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(1) First Amendment to Credit Agreement, dated as of March 28, 2002.

(d)
Amended and Restated Transfer and Administration Agreement among Enterprise Funding Corp. as the Company, K2 Funding, Inc., as the Transferor, K2 Inc. as the Master Servicer, and Bank of America, National Association as Agent and Bank Investor dated as of April 4, 2000, filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(e)
Receivables Purchase and Servicing Agreement, Dated as of March 28, 2002 by and among K2 Finance Company LLC, as Seller, Redwood Receivables Corporation, as Conduit Purchaser, K2 Inc. as Master Servicer, K-2 Corporation, Shakespeare Company, LLC, and Stearns Inc., each as a Servicer, K2 Receivables Corporation and General Electric Capital Corporation, as Committed Purchaser and as Administrative Agent.
	(1)	Annex X to Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement each dated as of March 28, 2002, Definitions and Interpretation.
(f)	Receivables Sale and Contribution Agreement, Dated as of March 28, 2002, by and between K2 Inc. as Parent Guarantor, The Entities Party Hereto as Originators and K2 Finance Company LLC as Buyer.
(1)
Annex X to Sale and Contribution Agreement and Receivables Purchase and Servicing Agreement each dated as of March 28, 2002, Definitions and Interpretation, filed as Exhibit 10(e)(1) to Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(g)	Security Agreement dated as of March 28, 2002 among K2 Inc., a Delaware Corporation, and certain subsidiaries of the company and Bank of America, N.A. as Collateral Agent.
(h)	Pledge Agreement dated as of March 28, 2002 among K2 Inc., a Delaware Corporation, and certain subsidiaries of the company and Bank of America, N.A., as Collateral Agent.
(i)
Membership Interest Pledge Agreement dated as of March 28, 2002 among K2 Inc., a Delaware Corporation, and each subsidiary of the company in favor of Bank of America, N.A., as Collateral Agent and Other Benefited Parties.
(j)	Executive compensation plans and arrangements:
	(1)(i)	Retirement agreement dated November 20, 1995 between K2 Inc. and B.I. Forester, filed as Exhibit (10)(d)(1)(i) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
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
		(8)	1994 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 5, 1994 and incorporated herein by reference.
		(9)	Employment agreement dated May 8, 2001 between K2 Inc. and Richard M. Rodstein, filed as Item 6, Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
		(10)	Employment agreement dated May 8, 2001 between K2 Inc. and John J. Rangel, filed as Item 6, Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
		(11)	1999 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 6, 1999 and incorporated herein by reference.
	(k)	(1)
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

(b)    Reports on Form 8-K filed in the fourth quarter of 2001:

          None

(c)    Refer to (a-3) above.

(d)    Refer to (a-2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 INC.
Date: April 1, 2002	By:	/s/ RICHARD M. RODSTEIN Richard M. Rodstein President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD M. RODSTEIN Richard M. Rodstein	Director, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2002
/s/ JOHN J. RANGEL John J. Rangel	Senior Vice President—Finance (Principal Finance and Accounting Officer)	April 1, 2002
/s/ RICHARD J. HECKMANN Richard J. Heckmann	Director, Chairman of the Board	April 1, 2002
/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	April 1, 2002
/s/ WILFORD D. GODBOLD, JR. Wilford D. Godbold, Jr.	Director	April 1, 2002
/s/ ROBIN E. HERNREICH Robin E. Hernreich	Director	April 1, 2002
/s/ LOU HOLTZ Lou Holtz	Director	April 1, 2002
/s/ STEWART M. KASEN Stewart M. Kasen	Director	April 1, 2002
/s/ ALFRED E. OSBORNE, JR. Alfred E. Osborne, Jr.	Director	April 1, 2002
/s/ DAN QUAYLE Dan Quayle	Director	April 1, 2002

K2 INC

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Acquisitions accounted for as a purchase	Amounts charged to reserve net of reinstatements	Balance at end of year
Year ended December 31, 2001
Allowance for doubtful items	$6,969	$1,149	$—	$2,802	$5,316

	$6,969	$1,149	$—	$2,802	$5,316

Year ended December 31, 2000
Allowance for doubtful items	$6,572	$3,314	$—	$2,917	$6,969

	$6,572	$3,314	$—	$2,917	$6,969

Year ended December 31, 1999
Allowance for doubtful items	$5,798	$2,594	$1,687	$3,507	$6,572

	$5,798	$2,594	$1,687	$3,507	$6,572

S-1

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
ITEM 6. SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
K2 INC. STATEMENTS OF CONSOLIDATED OPERATIONS
K2 INC. CONSOLIDATED BALANCE SHEETS
K2 INC. STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
K2 INC. STATEMENTS OF CONSOLIDATED CASH FLOWS
K2 INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001
K2 INC. REPORT OF INDEPENDENT AUDITORS
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
SIGNATURES
K2 INC SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (Thousands)