Form 10-Q
period 2002-03-31
K2 INC
filed 2002-05-14
CIK 6720

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-4290

K2 INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	95-2077125 (I.R.S. Employer Identification No.)

4900 South Eastern Avenue Los Angeles, California (Address of principal executive offices)	90040 (Zip Code)

(323) 724-2800
Registrant's telephone number, including area code

Not applicable
Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2002.

Common Stock, par value $1	17,939,076 Shares

FORM 10-Q QUARTERLY REPORT

PART 1—FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Thousands, except per share figures)

	Three months ended March 31
	2002	2001
	(Unaudited)
Net sales	$147,463	$171,543
Cost of products sold	105,344	122,530

Gross profit	42,119	49,013
Selling expenses	20,474	26,793
General and administrative expenses	13,165	14,554

Operating income	8,480	7,666
Interest expense	2,557	3,263
Other (income) expense, net	9	(167)

Income before income taxes	5,914	4,570
Provision for income taxes	2,070	1,417

Net income	$3,844	$3,153

Basic earnings per share:
Net income	$0.21	$0.18

Diluted earnings per share:
Net income	$0.21	$0.17

Basic shares outstanding	17,939	17,943
Diluted shares outstanding	17,978	18,076

See notes to consolidated condensed financial statements

CONSOLIDATED BALANCE SHEETS (condensed)
(Thousands, except number of shares)

	March 31 2002	December 31 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,894	$11,416
Accounts receivable, net	159,654	99,803
Inventories, net	157,721	169,969
Deferred taxes and income taxes receivable	13,612	15,019
Prepaid expenses and other current assets	9,323	8,606

Total current assets	354,204	304,813
Property, plant and equipment	168,781	170,175
Less allowance for depreciation and amortization	102,167	101,771

	66,614	68,404
Intangible assets, net	41,170	41,114
Other	7,297	6,707

Total Assets	$469,285	$421,038

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank loans	$12,043	$5,016
Accounts payable	39,412	46,015
Accrued payroll and related	18,187	18,041
Other accruals	30,886	26,007
Current portion of long-term debt	5,863	5,886

Total current liabilities	106,391	100,965
Long-term debt	137,079	97,828
Deferred taxes	7,588	7,588
Commitments and Contingencies
Shareholders' Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
Common Stock, $1 par value, authorized 40,000,000 shares, issued shares— 18,676,146 in 2002 and 2001	18,676	18,676
Additional paid-in capital	143,346	143,346
Retained earnings	87,967	84,123
Employee Stock Ownership Plan and stock option loans	(1,441)	(1,582)
Treasury shares at cost, 747,234 shares in 2002 and 2001	(9,107)	(9,107)
Accumulated other comprehensive loss	(21,214)	(20,799)

Total Shareholders' Equity	218,227	214,657

Total Liabilities and Shareholders' Equity	$469,285	$421,038

See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(Thousands)

	Three months ended March 31
	2002	2001
	(unaudited)
Operating Activities
Net Income	$3,844	$3,153
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	3,221	3,594
Deferred taxes	1,407	1,137
Changes in noncash current assets and current liabilities	1,550	(6,036)

Net cash provided by operating activities	10,022	1,848
Investing Activities
Property, plant & equipment expenditures	(2,270)	(3,877)
Disposals of property, plant & equipment	169	—
Purchase of business	—	(4,581)
Other items, net	129	755

Net cash used in investing activities	(1,972)	(7,703)
Financing Activities
Borrowings under long-term debt	27,173	35,000
Payments of long-term debt	(39,772)	(23,507)
Net increase (decrease) in short-term bank loans	7,027	(6,731)

Net cash provided by (used in) financing activities	(5,572)	4,762

Net increase (decrease) in cash and cash equivalents	2,478	(1,093)
Cash and cash equivalents at beginning of year	11,416	3,174

Cash and cash equivalents at end of period	$13,894	$2,081

See notes to consolidated condensed financial statements

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2002

NOTE 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the Consolidated Financial Statements and Notes to Financial Statements included in K2 Inc.'s ("K2's) Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2—Summary of Significant Accounting Policies

Accounts Receivable and Allowances

        Accounts receivable are net of allowances for doubtful accounts of $5,666,000 at March 31, 2002 and $5,316,000 at December 31, 2001.

Inventories

        The components of inventory consisted of the following:

	March 31 2002	December 31 2001
	(Thousands)
Finished goods	$127,246	$135,623
Work in process	9,104	11,788
Raw materials	21,371	22,558

	$157,721	$169,969

Newly Adopted Accounting Standards

        Effective January 1, 2002, K2 adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." The Business Combination changes require the purchase method of accounting for business combinations and eliminates the pooling-of interests method. The changes to goodwill require that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead reviewed annually for impairment. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Had K2 adopted SFAS 142 on the first day of 2001, first quarter 2001 amortization expense would have been lowered by approximately $500,000 and net income would have increased approximately $500,000 (or $.03 per diluted share) to $3.7 million. The adoption of SFAS No. 142 resulted in an increase in operating income through a reduction of amortization expense of approximately $500,000 for the three months ended March 31, 2002.

        Effective January 1, 2002, K2 adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not have a significant impact on K2's financial statements.

        In 2000 and 2001, the FASB Emerging Issues Task Force issued several changes to the accounting for incentives to customers resulting in K2 recording such items as deductions from sales rather than selling expense. The impact of K2's adoption of these changes on the financial statements was immaterial.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3—Charges Against Earnings

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

        In addition to the factory closures, K2 experienced a substantial industry-wide slowdown of sales of small-wheeled products in 2001, including primarily scooters and in-line skates, necessitating a downsizing of K2's small-wheeled products operation. The factory closures, coupled with the downsizing activities, resulted in the reduction of approximately 600 positions worldwide. In conjunction with the closures and downsizing activities, K2 recorded a pre-tax charge in the 2001 third quarter of $18.0 million, primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory.

        Approximately $5.0 million of the total amount was a charge to earnings that resulted in or will result in a cash payment. Approximately $15.6 million of the charge was included in cost of sales and approximately $2.4 million was included in general and administrative expenses.

        The following table summarizes the activity in 2001 and 2002:

	Facilities & Equipment	Inventory	Severance and Related	Subtotal	Other Downsizing	Total
	(Thousands)
2001 Charges	$3,179	$9,266	$4,389	$16,834	$1,166	$18,000
Utilized in 2001:
Cash	—	—	3,104	3,104	537	3,641
Non-cash write down	—	9,266	—	9,266	—	9,266
Non-cash disposal	3,179	—	—	3,179	529	3,708

	3,179	9,266	3,104	15,549	1,066	16,615
Balance December 31, 2001	—	—	1,285	1,285	100	1,385
Utilized in 2002:
Cash	—	—	722	722	100	822

	—	—	722	722	100	822
Balance March 31, 2002	$—	$—	$563	$563	$—	$563

        Of the remaining cash charges not utilized in 2002, K2 anticipates such amounts will be settled by the end of the 2002 second quarter, resulting in a cash outlay of $0.6 million.

NOTE 4—Intangible Assets

        The components of intangible assets consisted of the following:

	March 31 2002	December 31 2001
	(Thousands)
Intangibles subject to amortization:
Net carrying amount:
Patents and Trademarks	$1,585	$1,616
Goodwill not subject to amortization (by segment):
Net carrying amount:
Sporting goods	35,675	35,675
Other recreational	1,524	1,524
Industrial	2,386	2,299

	39,585	39,498
Total intangible assets, net	$41,170	$41,114

        Amortization expense of intangible assets subject to amortization will be approximately $400,000 per year over the next five years.

NOTE 5—Borrowings and Other Financial Instruments

        As of December 31, 2001, K2 was not in compliance with certain financial covenants under its $75 million revolving line of credit and two long-term notes payable. In addition K2's asset securitization facility had expired by its terms on November 15, 2001. K2 operated under a series of short-term waivers and extensions until completion of amendments to the credit facilities and notes in March 2002. Pursuant to the amendments, K2 has granted security interests to the lenders in substantially all of its assets, except for certain domestic trade accounts receivables which are secured the accounts receivable arrangement as discussed below. As the result of amendments, there have been modifications of certain financial covenants and interest rate spreads have increased.

        Additionally, a new asset securitization was entered into in the same month. The new asset securitization program is a five-year domestic accounts receivable arrangement, under which K2 can sell with limited recourse, an undivided interest in designated pools of accounts receivable in an amount not to exceed $75 million. The originators of the receivables sell the receivables through a subsidiary of K2 to a conduit which issues commercial paper. The interest rate at March 31, 2002 was 2.51%.

        Unlike the prior asset securitization program, the new program does not constitute a sale of receivables for Generally Accepted Accounting Principals, and therefore does not qualify for off-balance sheet treatment. As a result, the assets and liabilities for the receivables securitized by the facility are reflected on K2's balance sheet as of March 31, 2002. As of March 31, 2002, financings under the asset securitization facility totaled $54.0 million and are classified as long-term debt as K2 believes the amount outstanding at March 31, 2002 is equal to or less than the minimum amount to be outstanding during the next year.

        The credit facilities currently prohibit the payment of cash dividends and stock repurchases by K2 unless certain financial covenants are met.

NOTE 6—Accumulated Other Comprehensive Loss

        The components of other comprehensive loss are as follows:

	Translation Adjustments	Instruments Gains	Total
	(Thousands)
Balance at December 31, 2001	$(21,238)	$439	$(20,799)
Currency Translation Adjustment	(370)	—	(370)
Reclassification adjustment for amounts recognized in cost of sales	—	84	84
Change in fair value of derivatives, net of ($69) taxes	—	(129)	(129)

Balance at March 31, 2002	$(21,608)	$394	$(21,214)

        Total comprehensive income (loss) was $3.4 million and ($0.3) million for the three months ended March 31, 2002 and 2001, respectively. Total comprehensive income or loss includes the net change in accumulated other comprehensive loss for the period.

NOTE 7—Earnings Per Share Data

        Basic earnings per share ("EPS") is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. The March 31, 2002 computation of diluted EPS included the dilutive effects of 419,000 stock options and excluded 1,471,000 stock options outstanding since their inclusion would have been antidilutive. The March 31, 2001 computation of diluted EPS included the dilutive effects of 956,000 stock options and excluded 1,000,000 stock options since their inclusion would have been antidilutive.

NOTE 8—Segment Information

        The segment information presented below is as of March 31:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit
	2002	2001	2002	2001	2002	2001
	(Millions)
Sporting goods	$111.4	$130.6	$15.2	$11.1	$8.1	$6.4
Other recreational	8.5	10.5	0.3	0.4	(0.6)	(0.7)
Industrial	27.6	30.4	0.1	0.3	3.3	3.8

Total segment data	$147.5	$171.5	$15.6	$11.8	10.8	9.5

Corporate expenses, net					(2.3)	(1.6)
Interest expense					2.6	3.3

Income from operations before provision for income taxes					$5.9	$4.6

NOTE 9—Contingencies

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

        Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At March 31, 2002 and December 31, 2001, K2 had recorded an estimated liability of approximately $788,000 and $745,000, respectively, for environmental liabilities and made no provision for expected insurance recovery.

        The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

Comparative First Quarter Results of Operations

        Net sales for the three months ended March 31, 2002 were $147.5 million as compared with $171.5 million in the year-earlier period. Net income for the first quarter of 2002 improved to $3.8 million, or $.21 per diluted share, from $3.2 million, or $.17 per diluted share, in the first quarter of 2001.

        Net Sales.    In the sporting goods segment, net sales totaled $111.4 million in the 2002 first quarter as compared with $130.6 million in the prior year's first quarter. The decline in sporting goods sales was the result of lower worldwide in-line skate and scooter sales. Orders for in-line skates began to decline industry-wide in the second quarter 2001. In recent periods, however, certain retailers have experienced increased retail sales, which may indicate a strengthening of the market. Growth in sales of Shakespeare fishing tackle and Stearns products only partially offset this decline. Sales of Shakespeare fishing tackle benefited from domestic market share gains, led by higher sales of the Pflueger brand of fishing reels and by sales of kits and combos, especially of Warner Brothers licensed kits and accessories. Sales of Stearns products also increased due to higher sales of children's flotation devices, new outdoor water products and other industrial and military applications. In a seasonally slow quarter, K2 experienced slight declines in shipments of skis and snowboard products, due to unfavorable weather conditions.

        In the other recreational products segment, net sales declined to $8.5 million as compared to $10.5 million in the prior year's quarter reflecting lower apparel sales to the advertising specialty market in continued sluggish market conditions.

        Net sales of the two businesses in the industrial products group declined to $27.6 million from $30.4 million in the prior year's quarter. The decline was due to the continued slowdown and consolidation in the paperweaving industry, offset somewhat by increased sales of composite light poles sold to utilities and by higher sales of monofilaments for international markets and other industrial applications.

        Gross profit.    Gross profits for the first quarter of 2002 declined to $42.1 million, or 28.5% of net sales, as compared with $49.0 million, or 28.6% of net sales, in the year ago quarter. The decline in gross profit dollars for the quarter was attributable to the decline in sales volume for the 2002 first quarter. Gross profit as a percentage of net sales was comparable with the prior year's quarter. Reduced products costs associated with the China manufacturing facility were offset by increased sales of reduced margin inline skates.

        Costs and Expenses.    Selling expenses decreased 23.5% to $20.5 million, from $26.8 million in the prior year's first quarter and also declined as a percentage of net sales to 13.9% from 15.6% in the 2001 first quarter. General and administrative expenses declined 9.6% to $13.2 million from $14.6 million in the prior year's first quarter and slightly increased as a percentage of net sales to 8.9% from 8.5%. The decline in expenses was attributable to the decline in sales volume for the 2002 first quarter as compared to the prior year as well as the successful implementation of expense reduction programs initiated during 2001. Also, beginning in the 2002 first quarter, in accordance with K2's adoption of new accounting pronouncements, amortization expense of goodwill is no longer being recorded against earnings. This resulted in reduction of general and administrative expenses of approximately $500,000 in the 2002 first quarter as compared with the first quarter in the prior year.

        Operating Income.    Operating income for the first quarter improved 10.4% to $8.5 million, or 5.8% of net sales, as compared to operating income of $7.7 million, or 4.5% of net sales, a year ago.

The improvement in operating income was due to lower selling, general and administrative expenses, partially offset by the reduction in sales volume and gross profits during the quarter.

        Interest Expense.    Interest expense declined $0.7 million to $2.6 million in the first quarter of 2002 compared to $3.3 million in the year-earlier period. Lower average borrowings and lower interest rates reduced interest expense by $100,000 and $600,000, respectively. Lower average borrowings were the result of cash generated from operations. Lower interest rates were due to a decrease in the prime rate and LIBOR variable rate as compared to the prior year.

Liquidity and Sources of Capital

        K2's operating activities provided $10.0 million of cash in the current year's first quarter compared to $1.8 million in the 2001 first quarter. The improvement in cash from operations was attributable to larger declines in inventory levels during the 2002 quarter as compared to the prior year and no repurchase of receivables under K2's asset securitization facility in the current year quarter as compared to $18.7 million in the 2001 first quarter.

        Net cash used for investing activities decreased $5.7 million, to $2.0 million in the current year's quarter, compared to $7.7 million in the prior year. The 2001 first quarter reflected the purchase of the assets of an industrial business for a net $4.6 million in cash. Additionally, capital expenditures in the 2002 period were $1.4 million lower compared to the 2001 first quarter. There were no material commitments for capital expenditures at March 31, 2002.

        Net cash used in financing activities was $5.6 million in the 2002 first quarter compared with $4.8 million of cash provided in the corresponding year-ago quarter. The cash used in financing activities in the 2002 first quarter as compared to cash provided in the prior year's quarter was due to the increase in cash provided from operations in 2002, resulting in net repayments of debt in the 2002 first quarter as compared to net borrowings in 2001. As described above, K2 completed amendments of its senior credit facilities and entered into a new asset securitization in March 2002.

        K2 anticipates its remaining cash needs in 2002 will be provided from operations and borrowings under existing credit lines.

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

Revenue Recognition
        K2 recognizes revenue from product sales upon shipment to its customers. Under this guidance revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed or determinable, and collectibility is reasonably assured. In addition, reserves are established for future product returns based upon historical return rates. These reserves are recorded as a reduction of revenue. If the historical data used to calculate these reserves does not reflect actual future return rates, these estimates could be revised.

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

Statement Regarding Forward-Looking Disclosure

        This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2's expectations concerning future events, including, but not limited to, the following: statements regarding market trends of products sold by K2, foreign exchange fluctuations, debt reduction, inventory levels at retail, product acceptance and demand, growth efforts, cost reduction efforts, margin enhancement efforts, product development efforts, success of new product introductions and overall market trends which involve substantial risks and uncertainties. K2 cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, weather, economic conditions, the financial condition of K2's customers, unfavorable political developments, rapid changes in marketing strategies, product design, styles and tastes, competitive pricing and the impact of foreign exchange on product costs, and other risks described in K2's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

        Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected second quarter 2002 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to accurately quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

PART II—OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  (c)
  At the Annual Meeting of the Stockholders of K2 held May 6, 2002, the following actions were taken:

  (1)
  Three directors were elected:

      Jerry E. Goldress—13,338,990 votes for and 220,638 votes withheld;

      Dr. Alfred E. Osborne, Jr.—13,340,203 votes for and 219,425 votes withheld;

      Dan Quayle—13,316,472 votes for and 243,156 votes withheld.

    (2)
    The selection by the Board of Directors of Ernst & Young LLP as K2's independent auditors for the year 2002 was ratified as follows:

      13,479,619 votes for, 72,744 votes against and 7,265 votes abstained.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

    (a)
    Exhibits

      None

    (b)
    Reports on Form 8-K filed in the first quarter ended March 31, 2002

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (Registrant)

Date: May 14, 2002	/s/ RICHARD M. RODSTEIN Richard M. Rodstein President and Chief Executive Officer

Date: May 14, 2002	/s/ JOHN J. RANGEL John J. Rangel Senior Vice President—Finance

QuickLinks

FORM 10-Q
PART 1—FINANCIAL INFORMATION
  ITEM 1 FINANCIAL STATEMENTS
STATEMENTS OF CONSOLIDATED INCOME
CONSOLIDATED BALANCE SHEETS
STATEMENTS OF CONSOLIDATED CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  NOTE 1—Basis of Presentation
  NOTE 2—Summary of Significant Accounting Policies
  NOTE 3—Charges Against Earnings
  NOTE 4—Intangible Assets
  NOTE 5—Borrowings and Other Financial Instruments
  NOTE 6—Accumulated Other Comprehensive Loss
  NOTE 7—Earnings Per Share Data
  NOTE 8—Segment Information
  NOTE 9—Contingencies
  ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
PART II—OTHER INFORMATION
  ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES