Form 10-Q
period 2002-06-30
K2 INC
filed 2002-08-14
CIK 6720

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2002.

Common Stock, par value $1	17,939,076 Shares

FORM 10-Q QUARTERLY REPORT

PART—1 FINANCIAL INFORMATION

Item 1. Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Thousands, except per share figures)

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
		(Unaudited)
Net sales	$157,213	$143,074	$304,676	$314,617
Cost of products sold	111,945	97,879	217,289	220,409

Gross profit	45,268	45,195	87,387	94,208
Selling expenses	21,355	24,853	41,829	51,646
General and administrative expenses	15,688	13,338	28,853	27,892

Operating income	8,225	7,004	16,705	14,670
Interest expense	2,310	3,451	4,867	6,714
Other expense (income), net	4	200	13	33

Income before income taxes	5,911	3,353	11,825	7,923
Provision for income taxes	2,069	1,039	4,139	2,456

Net income	$3,842	$2,314	$7,686	$5,467

Basic earnings per share:
Net income	$0.21	$0.13	$0.43	$0.30

Diluted earnings per share:
Net income	$0.21	$0.13	$0.43	$0.30

Basic shares outstanding	17,941	17,938	17,940	17,941
Diluted shares outstanding	17,959	18,113	17,954	18,096

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Thousands, except share and per share figures)

	June 30 2002	December 31 2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,723	$11,416
Accounts receivable, net	144,788	99,803
Inventories, net	144,572	169,969
Deferred taxes and income taxes receivable	13,081	15,019
Prepaid expenses and other current assets	9,779	8,606

Total current assets	325,943	304,813
Property, plant and equipment	168,318	170,175
Less allowance for depreciation and amortization	102,685	101,771

	65,633	68,404
Intangibles, principally goodwill, net	41,293	41,068
Other	7,897	6,753

Total Assets	$440,766	$421,038

Liabilities and Shareholders' Equity
Current Liabilities
Bank loans	$7,806	$5,016
Accounts payable	34,861	46,015
Accrued payroll and related	18,977	18,041
Other accruals	29,913	26,007
Current portion of long-term debt	8,074	5,886

Total current liabilities	99,631	100,965
Long-term debt	105,228	97,828
Deferred taxes	7,588	7,588
Commitments and Contingencies
Shareholders' Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued Common Stock, $1 par value, authorized 40,000,000 shares, issued shares— 18,679,146 in 2002 and 18,676,146 in 2001	18,679	18,676
Additional paid-in capital	143,395	143,346
Retained earnings	91,809	84,123
Employee Stock Ownership Plan and stock option loans	(1,439)	(1,582)
Treasury shares at cost, 747,234 shares in 2002 and 2001	(9,107)	(9,107)
Accumulated other comprehensive loss	(15,018)	(20,799)

Total Shareholders' Equity	228,319	214,657

Total Liabilities and Shareholders' Equity	$440,766	$421,038

See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(Thousands)

	Six months ended June 30
	2002	2001
	(unaudited)
Operating Activities
Net Income	$7,686	$5,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,180	8,096
Deferred taxes	1,938	3,568
Repurchase of previously securitized receivables	(51,827)	(33,769)
Changes in noncash current assets and current liabilities	29,899	20,037

Net cash provided by (used in) operating activities	(5,124)	3,399
Investing Activities
Property, plant & equipment expenditures	(5,140)	(7,044)
Disposals of property, plant & equipment	570	293
Purchase of business, net of cash acquired	0	(4,581)
Other items, net	(377)	1,315

Net cash used in investing activities	(4,947)	(10,017)
Financing Activities
Borrowings under long-term debt	48,375	77,500
Borrowings under accounts receivable purchase facility	43,702	—
Payments under long-term debt	(82,489)	(63,037)
Net increase (decrease) in short-term bank loans	2,790	(8,619)

Net cash provided by financing activities	12,378	5,844

Net increase (decrease) in cash and cash equivalents	2,307	(774)
Cash and cash equivalents at beginning of year	11,416	3,174

Cash and cash equivalents at end of period	$13,723	$2,400

See notes to consolidated condensed financial statements.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2002

NOTE 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

NOTE 2—Summary of Significant Accounting Policies

Accounts Receivable and Allowances

        Accounts receivable are net of allowances for doubtful accounts of $7,542,000 at June 30, 2002 and $5,316,000 at December 31, 2001.

Inventories

        The components of inventory consisted of the following:

	June 30 2002	December 31 2001
	(thousands)
Finished goods	$108,527	$135,623
Work in process	9,994	11,788
Raw materials	26,051	22,558

	$144,572	$169,969

Newly Adopted Accounting Standards

        Effective January 1, 2002, K2 adopted new accounting standards on "Business Combinations," and "Goodwill and Other Intangible Assets." The Business Combination changes require the use of the purchase method of accounting for business combinations and eliminates the pooling-of interests method. The changes to goodwill require that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead reviewed annually for impairment. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Had K2 adopted the new goodwill accounting on the first day of 2001, second quarter 2001 and first half 2001 amortization expense would have been lowered by approximately $330,000 and $830,000, respectively, and net income would have increased by the same amounts (or

$.02 and $.05 per diluted share, respectively) to $2.6 million and $6.3 million, respectively. The adoption of SFAS No. 142 resulted in an increase in operating income through a reduction of amortization expense of approximately $330,000 and $830,000 for the three and six months ended June 30, 2002, respectively.

        Effective January 1, 2002, K2 adopted "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not have an impact on K2's financial statements.

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

Note 3-Charges Against Earnings

        In ongoing cost reduction moves initiated in 1999, K2 completed the move of its remaining ski production to China in 2001, closing the Washington ski manufacturing facility during the 2001 third quarter. In addition, three other smaller manufacturing facilities were shut down in Minnesota and Alabama, which serviced the Stearns and Hilton operations, with most of the production also moving overseas.

        The scooter market experienced explosive growth in 2000, however, orders for scooters abruptly stopped early in the 2001 first quarter. Orders for in-line skates began to decline in the 2001 second quarter in response to higher than expected retail inventory levels and remained soft throughout the remainder of 2001. K2 responded by downsizing its small-wheeled products operation and it additionally closed certain manufacturing facilities. The facility closures, coupled with the downsizing activities, resulted in the reduction of approximately 600 positions worldwide. As a result, K2 recorded a pre-tax charge to earnings in the 2001 third quarter of $18.0 million, primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory, of which approximately $5.0 million has or will result in a cash outlay. Approximately $15.6 million of the charge was included in cost of sales and approximately $2.4 million was included in general and administrative expenses in the third quarter of 2001.

        The following table summarizes the activity in 2001 and 2002:

	Facilities & Equipment	Inventory	Severance and Related	Subtotal	Other Downsizing	Total
	(Thousands)
2001 Charges	$3,179	$9,266	$4,389	$16,834	$1,166	$18,000
Utilized in 2001:
Cash	—	—	3,104	3,104	537	3,641
Non-cash write down	—	9,266	—	9,266	—	9,266
Non-cash disposal	3,179	—	—	3,179	529	3,708

	3,179	9,266	3,104	15,549	1,066	16,615
Balance December 31, 2001	—	—	1,285	1,285	100	1,385
Utilized in 2002:
Cash	—	—	1,004	1,004	100	1,104

	—	—	1,004	1,004	100	1,104
Balance June 30, 2002	$—	$—	$281	$281	$—	$281

        Of the remaining cash charges not utilized at June 30, 2002, K2 anticipates such amounts will be settled by the end of the 2002, resulting in a future cash outlay of $0.3 million.

NOTE 4—Intangible Assets

        The components of intangible assets consisted of the following:

	June 30 2002	December 31 2001
	(Thousands)
Intangibles subject to amortization:
Net carrying amount:
Patents and Trademarks	$1,695	$1,616
Goodwill not subject to amortization (by segment):
Net carrying amount:
Sporting goods	35,687	35,629
Other recreational	1,524	1,524
Industrial	2,387	2,299

	39,598	39,452
Total intangible assets, net	$41,293	$41,068

        Amortization expense of intangible assets subject to amortization will be approximately $400,000 per year over the next five years.

NOTE 5—Borrowings and Other Financial Instruments

        K2's principal long-term borrowing facility is a $75 million revolving Credit Line ("Credit Line"), secured by substantially all of the assets of K2, other than domestic accounts receivable which are sold pursuant to the Purchase Facility described below. The Credit Line is due on December 31, 2003. Additionally, K2 has a five year, $75 million accounts receivable purchase facility ("Purchase Facility").

        At June 30, 2002, there were no borrowings under the Credit Line. At December 31, 2001, outstanding indebtedness under the Credit Line totaled $26.5 million, and the effective interest rate of such borrowings was 4.68%. Pursuant to the terms of the Credit Line, $67.0 million was available for borrowing at June 30, 2002.

        The Purchase Facility is a five-year domestic accounts receivable arrangement, under which K2 can sell with limited recourse, an undivided interest in designated pools of accounts receivable in an amount not to exceed $75 million. The originators of the receivables sell the receivables through a subsidiary of K2 to a conduit, which then issues commercial paper and charges K2 interest based on the commercial paper rate plus a spread. The interest rate at June 30, 2002 was 2.46%.

        Unlike the asset securitization program which was in effect prior to March 2002, financing obtained pursuant to the Purchase Facility is treated in K2's financial statements as a borrowing. As of June 30, 2002, financings under the Purchase Facility totaled $43.7 million and are classified as long-term debt as K2 believes the amount outstanding at June 30, 2002 is equal to or less than the minimum amount expected to be outstanding during the next twelve months. As of December 31, 2001, accounts receivable of $51.8 million were sold under the prior asset securitization program, with the related assets and liabilities for the receivables securitized by the facility treated as off balance sheet.

        The credit facilities currently prohibit the payment of cash dividends and stock repurchases by K2.

NOTE 6—Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes the cumulative foreign currency translation adjustments related to long-term investments in foreign subsidiaries and unrealized gains or losses on derivative instruments.

        The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Derivative Financial Instruments Gains/(Losses)	Total
		(Thousands)
Balance at December 31, 2001	$(21,238)	$439	$(20,799)
Currency Translation Adjustment	6,863	—	6,863
Reclassification adjustment for amounts recognized in cost of sales	—	(341)	(341)
Change in fair value of derivatives, net of ($399) taxes	—	(741)	(741)

Balance at June 30, 2002	$(14,375)	$(643)	$(15,018)

        Total comprehensive income was $10.0 million and $13.5 million for the three and six months ended June 30, 2002, respectively. Total comprehensive income was $3.0 million and $2.7 million for the three and six months ended June 30, 2001, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

NOTE 7- Earnings Per Share Data

        Basic earnings per share ("EPS") are determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. For the three and six month periods ended June 30, 2002, computation of diluted EPS included the dilutive effects of 417,000 and 395,000 stock options, respectively, and excluded 1,473,000 and 1,495,000 stock options outstanding, respectively, since their inclusion would have been antidilutive. For the three and six month periods ended June 30, 2001, computation of diluted EPS included the dilutive effects of 1,053,000 and 1,037,000 stock options, respectively, and excluded 912,000 and 927,000 stock options outstanding, respectively, since their inclusion would have been antidilutive.

NOTE 8—Segment Information

        The segment information presented below is for the three months ended June 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2002	2001	2002	2001	2002	2001
	(Millions)
Sporting goods	$116.2	$103.8	$24.6	$15.4	$7.2	$4.7
Other recreational	9.9	9.0	0.6	0.6	(0.9)	(0.9)
Industrial	31.1	30.3	0.2	0.1	3.1	4.0

Total segment data	$157.2	$143.1	$25.4	$16.1	9.4	7.8

Corporate expenses, net					1.2	1.0
Interest expense					2.3	3.4

Income from operations before provision for income taxes					$5.9	$3.4

        The segment information presented below is for the six months ended June 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2002	2001	2002	2001	2002	2001
	(Millions)
Sporting goods	$227.6	$234.4	$39.8	$26.5	$14.8	$11.1
Other recreational	18.4	19.5	0.9	1.0	(1.6)	(1.7)
Industrial	58.7	60.7	0.3	0.4	6.4	7.8

Total segment data	$304.7	$314.6	$41.0	$27.9	19.6	17.2

Corporate expenses, net					2.9	2.6
Interest expense					4.9	6.7

Income from operations before provision for income taxes					$11.8	$7.9

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

        Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At June 30, 2002 and December 31, 2001, K2 had recorded an estimated liability of approximately $867,000 and $745,000, respectively, for environmental liabilities and made no provision for expected insurance recovery.

        The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

Comparative Second Quarter Results of Operations

        Net sales for the three months ended June 30, 2002 increased $14.1 million or 9.9%, to $157.2 million from $143.1 million in the year-earlier period. Net income for the second quarter of 2002 improved $1.5 million or 65.2%, to $3.8 million, or $.21 per diluted share, from $2.3 million, or $.13 per diluted share, in the second quarter a year ago.

        Net Sales.    In the sporting goods segment, net sales for the 2002 second quarter improved $12.4 million or 11.9%, to $116.2 million from $103.8 million in the 2001 second quarter. The overall improvement resulted from increases in sales of in-line skates, Shakespeare fishing tackle and Stearns outdoor products. The improvement in sales of in-line skates reflects K2's strong market position in the performance skate segment coupled with the benefits of a market consolidating around a handful of brands and stronger market conditions than in the prior year's quarter. Shakespeare fishing tackle sales benefited from market share gains, led by higher sales of new fishing reels, Ugly Stik fishing rods, and kits and combos. Higher sales of Stearns outdoor products were the result of the popularity of children's flotation devices and new applications for the military. In a seasonally slow sales quarter, worldwide sales of skis and snowboard products modestly declined, reflecting lower preseason orders.

        In the other recreational products segment, net sales for the second quarter increased 10.0% to $9.9 million as compared with $9.0 million in the prior year's quarter reflecting higher sales of skateboard shoes over the prior year's quarter.

        Net sales of the two businesses in the industrial products group for the second quarter improved to $31.1 million from $30.3 million in the prior year's quarter. The sales increase reflected higher shipments of Shakespeare monofilament products offset somewhat by lower sales of recreational marine radio antennas.

        Gross profit.    Gross profit for the second quarter of 2002 was $45.3 million, or 28.8% of net sales, as compared with $45.2 million, or 31.6% of net sales, in the year ago quarter. The decline in gross profit margins resulted mainly from lower margin sales associated with K2's inventory reduction programs, which helped to produce lower overall inventory levels as compared to the prior year.

        Costs and Expenses.    Selling expenses decreased $3.5 million or 14.1%, to $21.4 million, or 13.6% of net sales, from $24.9 million, or 17.4% of net sales, in the prior year's quarter. The dollar decrease and reduction as a percentage of net sales was attributable to cost reduction efforts initiated by K2 in the second half of 2001. General and administrative expenses were $15.7 million, or 10.0% of net sales as compared with $13.3 million, or 9.3% of net sales, in the 2001 second quarter. The increase in general and administrative expenses was primarily attributable to additional allowances recorded for doubtful accounts. Also, beginning in the 2002 first quarter, in accordance with K2's adoption of new accounting pronouncements, amortization expense of goodwill is no longer being recorded against earnings. This resulted in reduction of general and administrative expenses of approximately $330,000 in the 2002 second quarter as compared with the second quarter in the prior year.

        Operating Income.    Operating income for the second quarter improved 17.1% to $8.2 million or 5.2% of net sales, as compared to operating income of $7.0 million, or 4.9% of net sales, a year ago. The increase in operating income reflects increased sales volume and lower selling expenses, partially offset by reduced gross profit margins and higher general and administrative expenses.

        Interest Expense.    Interest expense decreased $1.2 million to $2.3 million in the second quarter of 2002 compared to $3.5 million in the year-earlier period. Lower average borrowings and declining interest rates reduced interest expense by approximately $0.4 million and $0.7 million, respectively.

Comparative Six-Month Results of Operations

        Net sales for the six months ended June 30, 2002 were $304.7 million as compared with $314.6 million in the year-earlier period. Net income for the first half of 2002 improved $2.2 million or 40.0%, to $7.7 million, or $.43 per diluted share, as compared with $5.5 million, or $.30 per diluted share, in the first six months of 2001.

        Net Sales.    In the sporting goods segment, net sales for the first six months were $227.6 million, down from $234.4 million in the 2001 period. The overall decrease resulted from lower first quarter sales of in-line skates, partially offset by higher sales of fishing tackle and Stearns outdoor products. During the period, sales of Shakespeare fishing tackle benefited from domestic market share gains, led by higher sales of new fishing reels and kits and combos, especially of Warner Brothers licensed kits and accessories. Sales of Stearns products improved due to higher sales of children's flotation devices and other industrial and military applications. In a seasonally slow period, worldwide sales of skis and snowboard products modestly declined, reflecting lower preseason orders.

        In the other recreational products segment, net sales for the first six months were $18.4 million as compared with $19.5 million in the prior year. The decrease was attributable mainly to lower apparel sales to the advertising specialty market in continued sluggish market conditions partially offset by increased sales of skateboard shoes and apparel.

        Net sales of the two businesses in the industrial products group were $58.7 million for the first six months as compared with $60.7 million in the prior year. The sales decrease reflects reduced sales of composite light poles and marine antennas.

        Gross profit.    Gross profit for the first half of 2002 was $87.4 million, or 28.7% of net sales, as compared with $94.2 million, or 29.9% of net sales, in the prior year period. The decline in gross profit dollars for the six months was attributable to the decline in sales volume and lower margins. The decline in margins resulted mainly from K2's inventory reduction initiatives, which helped to reduce overall inventory levels from the prior year.

        Costs and Expenses.    Selling expenses decreased $9.8 million or 19.0%, to $41.8 million, or 13.7% of net sales, from $51.6 million, or 16.4% of net sales, in the prior year. The dollar and percentage decline was attributable to the decline in sales volume for the six months as compared to the prior year's six months, and K2's cost reduction programs initiated in the second half of 2001. General and administrative expenses were $28.9 million, or 9.5% of net sales as compared with $27.9 million or 8.9% of net sales, in the prior year. The increase in general and administrative expenses was primarily attributable to additional allowances recorded for doubtful accounts. Also, beginning in the 2002 first quarter, in accordance with K2's adoption of new accounting pronouncements, amortization expense of goodwill is no longer being recorded against earnings. This resulted in reduction of general and administrative expenses of approximately $830,000 in the 2002 first six months as compared with the first six months in the prior year.

        Operating Income.    Operating income for the first six months improved 13.6% to $16.7 million, or 5.5% of net sales as compared with $14.7 million, or 4.7% of net sales in the prior year. The improvement in operating income reflects lower selling expenses, partially offset by lower sales volume, lower gross profit margins and higher general and administrative expenses.

        Interest Expense.    Interest expense decreased $1.8 to $4.9 million for the first six months of 2002, as compared with $6.7 million in the year-earlier period. Lower average borrowings and declining interest rates reduced interest expense by approximately $0.6 million and $1.2 million, respectively.

Liquidity and Sources of Capital

        K2's operating activities used $5.1 million of cash in the current year's first six months as compared to $3.4 million provided by operations in the first six months of 2001. K2 has a $75 million accounts receivable purchase facility ("Purchase Facility"), that was placed in effect in March 2002 replacing an asset securitization program. The prior asset securitization program was accounted for as a sale of accounts receivable and accordingly, received off-balance sheet treatment. The current Purchase Facility is treated as a borrowing under long-term debt. As a result, the cash used in operating activities in the current year includes $51.8 million used to repurchase the receivables under the prior asset securitization program, funded by borrowings under the Purchase Facility included in financing activities. Cash from operating activities benefited from a reduction in inventories, partially offset by an increase in accounts receivable and lower accounts payable.

        In March 2002, K2 completed amendments to its credit facilities and notes. Pursuant to the amendments, K2 has granted security interests to the lenders under the Credit Line and the notes in substantially all of its assets, except for certain domestic trade accounts receivable which are utilized in the Purchase Facility as discussed above. As a result of the amendments, there have been modifications in certain financial covenants.

        Net cash used for investing activities decreased $5.1 million, to $4.9 million in the current year's first six months, compared to $10.0 million in the prior year. The 2001 first six months reflected the purchase of the assets of an industrial business for a net $4.6 million in cash. Additionally, capital expenditures in the 2002 period were $1.9 million lower compared to the 2001 first six months. There were no material commitments for capital expenditures at June 30, 2002.

        Net cash provided by financing activities was $12.4 million in the 2002 first six months as compared with $5.8 million of cash provided in the corresponding year-ago six months. The increase in cash provided by financing activities in the 2002 period was due to the decrease in cash provided from operations in the 2002 period, partially offset by lesser cash used in investing activities, resulting in higher net borrowings of debt in the 2002 first six months as compared to the 2001 period. As described above, K2 completed amendments of its senior credit facilities and entered into a new asset securitization in March 2002.

        K2 believes that the credit availability under the Credit Line and Purchase Facility, together with cash flow from operations, will be sufficient for K2's business needs during 2002. K2's ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2's assets, other than accounts receivable sold pursuant to the Purchase Facility, are the subject of security interests pursuant to existing indebtedness.

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

        Discussed below are several significant accounting policies which require the use of judgments and estimates that may materially affect the consolidated financial statements.

        The estimates described below are reviewed from time to time and are subject to change if the circumstances so indicate. The effect of any such change is reflected in results of operations for the period in which the change is made. Establishment of the reserves affecting inventories and the allowance for doubtful accounts are among the most important.

Revenue Recognition
        K2 recognizes revenue from product sales upon shipment to its customers, net of reserves for estimated returns. As a general matter, customers have no right of return, however returns do occur from time to time for a variety of reasons, including local business practices in one of the foreign countries in which K2 does business. Reserves for estimated returns are established based upon historical return rates and recorded as reductions of revenue.

Warranty
        K2 records the estimated cost of product warranties at the time revenue is recognized. K2 estimates warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

Allowance for Doubtful Accounts
        K2 evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer's inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of K2's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made.

Inventories
        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations. In the 2001 third quarter, K2 recorded a total charge of approximately $9.3 million, relating to the write-down in the value of small wheeled products as the result of a significant softening of the market for such products during the year, and for inventory disposals resulting from the closure of certain manufacturing facilities.

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

Pensions
        K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets of 7.25%, 4.00% and 9.00%, respectively. A variance in the discount rate, expected return on plan assets and rate of compensation increase could have a significant impact on the pension costs recorded. For example a reduction in the expected return on plan assets of 0.50% could reduce diluted earnings per share by approximately one cent.

Foreign Currency Translation
        The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the year. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from year to year have been reported in the other comprehensive income or loss account in shareholders' equity. To the extent assets and liabilities of the foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than those related to intercompany accounts and investments deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

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

        Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected third quarter 2002 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to accurately quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

PART II—OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

    (a)
    Exhibits

      None

    (b)
    Reports on Form 8-K filed since the date of the last Form 10-Q

      None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)

Date: August 14, 2002	/s/ RICHARD M. RODSTEIN Richard M. Rodstein President and Chief Executive Officer

Date: August 14, 2002	/s/ JOHN J. RANGEL John J. Rangel Senior Vice President—Finance

QuickLinks

FORM 10-Q
FORM 10-Q QUARTERLY REPORT
PART—1 FINANCIAL INFORMATION
Item 1. Financial Statements
STATEMENTS OF CONSOLIDATED INCOME
CONSOLIDATED BALANCE SHEETS
STATEMENTS OF CONSOLIDATED CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 1—Basis of Presentation
NOTE 2—Summary of Significant Accounting Policies
Note 3-Charges Against Earnings
NOTE 4—Intangible Assets
NOTE 5—Borrowings and Other Financial Instruments
NOTE 6—Accumulated Other Comprehensive Loss
NOTE 7- Earnings Per Share Data
NOTE 8—Segment Information
NOTE 9—Contingencies
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
PART II—OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES