Form 10-Q
period 2002-09-30
K2 INC
filed 2002-11-14
CIK 6720

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2002.

Common Stock, par value $1	17,939,076 Shares

FORM 10-Q QUARTERLY REPORT

PART—1 FINANCIAL INFORMATION

Item 1. Financial Statements

STATEMENTS OF CONSOLIDATED INCOME (condensed)
(Thousands, except per share figures)

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
		(Unaudited)
Net sales	$149,787	$148,129	$454,463	$462,746
Cost of products sold	102,280	117,618	319,569	338,027

Gross profit	47,507	30,511	134,894	124,719
Selling expenses	23,337	27,422	65,166	79,068
General and administrative expenses	16,037	16,824	44,890	44,716

Operating income (loss)	8,133	(13,735)	24,838	935
Interest expense	2,263	3,099	7,130	9,813
Other income, net	(72)	(330)	(59)	(297)

Income (loss) before income taxes	5,942	(16,504)	17,767	(8,581)
Provision (credit) for income taxes	2,079	(5,836)	6,218	(3,380)

Net income (loss)	$3,863	($10,668)	$11,549	($5,201)

Basic earnings (loss) per share:
Net income (loss)	$0.22	($0.59)	$0.64	($0.29)

Diluted earnings (loss) per share:
Net income (loss)	$0.21	($0.59)	$0.64	($0.29)

Basic shares outstanding	17,942	17,939	17,941	17,940
Diluted shares outstanding	18,012	17,939	17,975	17,940

See notes to consolidated condensed financial statements.

CONSOLIDATED BALANCE SHEETS (condensed)
(Thousands, except share and per share figures)

	September 30 2002	December 31 2001
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,420	$11,416
Accounts receivable, net	150,767	99,803
Inventories, net	136,519	169,969
Deferred taxes and income taxes receivable	12,653	15,019
Prepaid expenses and other current assets	7,481	8,606

Total current assets	314,840	304,813
Property, plant and equipment	167,904	170,175
Less allowance for depreciation and amortization	104,039	101,771

	63,865	68,404
Intangibles, principally goodwill, net	42,780	41,068
Other	7,834	6,753

Total Assets	$429,319	$421,038

Liabilities and Shareholders' Equity
Current Liabilities
Bank loans	$7,760	$5,016
Accounts payable	40,830	46,015
Accrued payroll and related	22,806	18,041
Other accruals	27,415	26,007
Current portion of long-term debt	8,798	5,886

Total current liabilities	107,609	100,965
Long-term debt	80,878	97,828
Deferred taxes	7,588	7,588
Commitments and Contingencies
Shareholders' Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued Common Stock, $1 par value, authorized 40,000,000 shares, issued shares— 18,679,146 in 2002 and 18,676,146 in 2001	18,679	18,676
Additional paid-in capital	143,365	143,346
Retained earnings	95,672	84,123
Employee Stock Ownership Plan and stock option loans	(1,437)	(1,582)
Treasury shares at cost, 747,234 shares in 2002 and 2001	(9,107)	(9,107)
Accumulated other comprehensive loss	(13,928)	(20,799)

Total Shareholders' Equity	233,244	214,657

Total Liabilities and Shareholders' Equity	$429,319	$421,038

See notes to consolidated condensed financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed)
(Thousands)

	Nine months ended September 30
	2002	2001
	(unaudited)
Operating Activities
Net income (loss)	$11,549	$(5,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,273	12,390
Deferred taxes	2,366	(2,561)
Repurchase of previously securitized receivables	(51,827)	(21,268)
Changes in noncash current assets and current liabilities	42,330	29,155

Net cash provided by operating activities	15,691	12,515
Investing Activities
Property, plant & equipment expenditures	(5,863)	(10,709)
Disposals of property, plant & equipment	(58)	1,490
Purchase of business, net of cash acquired	0	(4,581)
Other items, net	(2,472)	(546)

Net cash used in investing activities	(8,393)	(14,346)
Financing Activities
Borrowings under long-term debt	47,250	106,500
Borrowings under accounts receivable purchase facility	20,702	0
Payments under long-term debt	(81,990)	(102,545)
Net increase (decrease) in short-term bank loans	2,744	(3,968)

Net cash used in financing activities	(11,294)	(13)

Net decrease in cash and cash equivalents	(3,996)	(1,844)
Cash and cash equivalents at beginning of year	11,416	3,174

Cash and cash equivalents at end of period	$7,420	$1,330

See notes to consolidated condensed financial statements.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2002

NOTE 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

NOTE 2—Summary of Significant Accounting Policies

Accounts Receivable and Allowances

        Accounts receivable are net of allowances for doubtful accounts of $9,484,000 at September 30, 2002 and $5,316,000 at December 31, 2001.

Inventories

        The components of inventory consisted of the following:

	September 30 2002	December 31 2001
	(thousands)
Finished goods	$107,944	$135,623
Work in process	6,899	11,788
Raw materials	21,676	22,558

	$136,519	$169,969

Newly Adopted Accounting Standards

        Effective January 1, 2002, K2 adopted new accounting standards on "Business Combinations," and "Goodwill and Other Intangible Assets." The Business Combination changes require the use of the purchase method of accounting for business combinations and eliminates the pooling-of interests method. The changes to goodwill require that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead reviewed at least annually for impairment, and more often when impairment indicators are present. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Had K2 adopted the new goodwill accounting on the first day of 2001, third quarter 2001 and first nine months 2001 amortization expense would have been lowered by approximately $583,000 and $1,669,000, respectively, and the net loss for those periods would have decreased by the same amounts (or $.03 and $.09 per diluted share, respectively) to $10.1 million and $3.5 million, respectively. The adoption of SFAS No. 142 resulted in an increase in operating income through a reduction of amortization expense of approximately $583,000 and $1,669,000 for the three and nine months ended September 30, 2002, respectively.

        In accordance with these new standards, while amortization of goodwill and assets with indefinite lives is no longer recorded, these accounts must be reviewed for impairment, at least annually, or when events indicate that an impairment exist. K2 completed the impairment tests in the first quarter of 2002 and continues to review the accounts for impairment on an on-going basis. During the 2002 third quarter, K2 included a $465,000 charge in its recreational products segment for the write-down of goodwill related to discontinued product lines. K2 estimates the fair value of its reporting units by using a discounted cash flow analysis.

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

        The following table summarizes the activity in 2001 and 2002:

	Facilities & Equipment	Inventory	Severance and Related	Subtotal	Other Downsizing	Total
			(Thousands)
2001 Charges	$3,179	$9,266	$4,389	$16,834	$1,166	$18,000
Utilized in 2001:
Cash	—	—	3,104	3,104	537	3,641
Non-cash write down	—	9,266	—	9,266	—	9,266
Non-cash disposal	3,179	—	—	3,179	529	3,708

	3,179	9,266	3,104	15,549	1,066	16,615
Balance December 31, 2001	—	—	1,285	1,285	100	1,385
Utilized in 2002:
Cash	—	—	1,133	1,133	100	1,233

Balance September 30, 2002	$—	$—	$152	$152	$—	$152

        Of the remaining cash charges not utilized at September 30, 2002, K2 anticipates such amounts will be settled by the end of the 2002, resulting in a future cash outlay of $0.2 million.

NOTE 4—Intangible Assets

        The components of intangible assets consisted of the following:

	September 30 2002	December 31 2001
	(Thousands)
Intangibles subject to amortization:
Net carrying amount:
Patents and Trademarks	$1,762	$1,616
Goodwill not subject to amortization (by segment):
Net carrying amount:
Sporting goods	37,572	35,629
Other recreational	1,059	1,524
Industrial	2,387	2,299

	41,018	39,452
Total intangible assets, net	$42,780	$41,068

        Amortization expense of intangible assets subject to amortization will be approximately $400,000 per year over the next five years.

NOTE 5—Pensions

        K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions established at the beginning of 2002 related to the discount rate, projected compensation increases and expected return on assets of 7.25%, 4.00% and 9.00%, respectively. A variance in the discount rate, expected return on plan assets and rate of compensation increase could have a significant impact on the pension costs recorded.

        Actual asset returns on K2's pension assets during the 2001 year did not meet K2's assumption of 2001 expected returns which has resulted in 2002 pension expense being higher than 2001 pension expense by approximately $300,000, or $.01 per diluted share, which is reflected in the current year nine months general and administrative expenses. For the 2002 year, market conditions remain unsteady which may result in negative asset returns on the pension assets for the 2002 year. These negative returns may result in an increase in 2003 pension expense of $1.0 million to $1.5 million, or $.04 to $.05 per diluted share. Further, K2 expects to reduce its 2003 discount rate to 6.75%—7.00% which will also result in an incremental increase to 2003 pension expense of approximately $300,000 to $500,000, or $.01 to $.02 per diluted share. Finally, K2 expects the accumulated benefit obligation of the pension plans to exceed the fair value of the plan assets at December 31, 2002, due to declines in the stock market during 2002. The actual amount depends on changes in the fair value of plan assets during the fourth quarter. The additional minimum liability to be recorded would be charged to Other Comprehensive Income, which is a component of K2's stockholder's equity. An estimate at the end of the third quarter would result in a charge of $5.3 million, net of tax. The actual amount may differ significantly.

NOTE 6—Borrowings and Other Financial Instruments

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

        At September 30, 2002, there were no borrowings under the Credit Line. At December 31, 2001, outstanding indebtedness under the Credit Line totaled $26.5 million, and the effective interest rate of such borrowings was 4.68%. Pursuant to the terms of the Credit Line, $66.7 million was available for borrowing at September 30, 2002.

        The Purchase Facility is a five-year domestic accounts receivable arrangement, under which K2 can sell with limited recourse, an undivided interest in designated pools of accounts receivable in an amount not to exceed $75 million. The originators of the receivables sell the receivables through a subsidiary of K2 to a conduit, which then issues commercial paper and charges K2 interest based on the commercial paper rate plus a spread. The interest rate, including the spread, at September 30, 2002 was 2.43%.

        Unlike the asset securitization program which was in effect prior to March 2002, financing obtained pursuant to the Purchase Facility is treated in K2's financial statements as a borrowing. As of September 30, 2002, financings under the Purchase Facility totaled $20.7 million and are classified as long-term debt as K2 believes the amount outstanding at September 30, 2002 is equal to or less than the minimum amount expected to be outstanding during the next twelve months. As of December 31, 2001, accounts receivable of $51.8 million were sold under the prior asset securitization program, with the related assets and liabilities for the receivables securitized by the facility treated as off balance sheet.

        The credit facilities currently prohibit the payment of cash dividends and stock repurchases by K2.

NOTE 7—Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes the cumulative foreign currency translation adjustments related to long-term investments in foreign subsidiaries and unrealized gains or losses on derivative instruments.

        The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Derivative Financial Instruments Gains / (Losses)	Total
		(Thousands)
Balance at December 31, 2001	$(21,238)	$439	$(20,799)
Currency Translation Adjustment	7,464	—	7,464
Reclassification adjustment for amounts
recognized in cost of sales	—	(439)	(439)
Change in fair value of derivatives, net of ($82) taxes	—	(154)	(154)

Balance at September 30, 2002	$(13,774)	$(154)	$(13,928)

        Total comprehensive income was $5.0 million and $18.4 million for the three and nine months ended September 30, 2002, respectively. Total comprehensive loss was $10.3 million and $7.6 million for the three and nine months ended September 30, 2001, respectively. Total comprehensive income or loss includes the net change in accumulated other comprehensive loss for the period.

NOTE 8—Earnings Per Share Data

        Basic earnings per share ("EPS") are determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. For the three and nine month periods ended September 30, 2002, computation of diluted EPS included the dilutive effects of 981,000 and 593,000 stock options, respectively, and excluded 928,000 and 1,306,000 stock options outstanding, respectively, since their inclusion would have been antidilutive. For the three and nine month periods ended September 30, 2001, computation of diluted EPS excluded effects of 1,950,000 and 1,960,000 stock options, respectively, since their inclusion would have been antidilutive.

NOTE 9—Segment Information

        The segment information presented below is for the three months ended September 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2002	2001	2002	2001	2002	2001
			(Millions)
Sporting goods	$115.4	$113.9	$17.7	$12.0	$11.0	$(11.6)	(a	)
Other recreational	8.5	9.4	0.4	0.7	(3.1)	(2.1)	(b	)
Industrial	25.9	24.8	0.0	0.1	1.6	2.0	(c	)

Total segment data	$149.8	$148.1	$18.1	$12.8	9.5	(11.7)

Corporate expenses, net					1.3	1.7
Interest expense					2.3	3.1

Income (loss) from operations before income taxes					$5.9	$(16.5)

(a)
2001 includes a charge of $16.5 million for restructuring and downsizing costs

(b)
2001 includes a charge of $1.2 million for restructuring and downsizing costs

(c)
2001 includes a charge of $0.3 million for restructuring and downsizing costs

        The segment information presented below is for the nine months ended September 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2002	2001	2002	2001	2002	2001
			(Millions)
Sporting goods	$343.0	$348.3	$57.5	$38.5	$25.8	$(0.5)	(a	)
Other recreational	26.9	28.9	1.3	1.7	(4.7)	(3.8)	(b	)
Industrial	84.6	85.5	0.3	0.5	8.0	9.8	(c	)

Total segment data	$454.5	$462.7	$59.1	$40.7	29.1	5.5

Corporate expenses, net					4.2	4.3
Interest expense					7.1	9.8

Income (loss) from operations before income taxes					$17.8	$(8.6)

(a)
2001 includes a charge of $16.5 million for restructuring and downsizing costs

(b)
2001 includes a charge of $1.2 million for restructuring and downsizing costs

(c)
2001 includes a charge of $0.3 million for restructuring and downsizing costs

NOTE 10—Contingencies

        K2 is subject to various legal actions and proceedings in the normal course of business. While the ultimate outcome of these matters cannot be predicted with certainty, management does not believe these matters will have a material adverse effect on K2's financial statements.

        K2 is one of several named potentially responsible parties ("PRP") in three Environmental Protection Agency ("EPA") matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2's required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to K2.

        Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At September 30, 2002 and December 31, 2001, K2 had recorded an estimated liability of approximately $938,000 and $745,000, respectively, for environmental liabilities and made no provision for expected insurance recovery. The estimates are based on K2's share of the costs to remediate as provided by the PRP's consultants and in ongoing discussions with the EPA or other environmental agencies.

        The ultimate outcome of these matters cannot be predicted with certainty, however, management does not believe these matters will have a material adverse effect on K2's financial statements.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

Comparative Third Quarter Results of Operations

        Net sales for the three months ended September 30, 2002 increased $1.7 million to $149.8 million from $148.1 million in the year-earlier period. Net income for the third quarter of 2002 improved $14.5 million or 135.5%, to $3.9 million, or $.21 per diluted share, from a net loss of $10.7 million, or $.59 per diluted share, in the third quarter a year ago. The 2001 third quarter's net loss included $11.7 million, or $0.65 per share, in after-tax charges for restructuring and downsizing.

        Net Sales.    In the sporting goods segment, net sales for the 2002 third quarter improved $1.5 million to $115.4 million from $113.9 million in the 2001 third quarter. The overall improvement resulted from increases in sales of Shakespeare fishing tackle of $2.3 million, Stearns outdoor products of $2.6 million and in-line skates of $0.7 million. The improvement in sales of in-line skates reflects K2's strong market position in the performance skate segment coupled with the benefits of a market consolidating around a handful of brands and stronger market conditions than in the prior year's quarter. Shakespeare fishing tackle sales benefited from market share gains, led by higher sales of new fishing reels, Ugly Stik fishing rods, and kits and combos. Higher sales of Stearns outdoor products were the result of the popularity of children's flotation devices and new applications for the Navy. During the 2002 quarter, worldwide sales of skis and snowboard products declined by $1.0 million and $3.4 million, respectively, due to lower preseason orders reflecting cautious purchasing by retailers.

        In the other recreational products segment, net sales for the third quarter were $8.5 million as compared with $9.4 million in the prior year's quarter reflecting lower apparel sales to the advertising specialty market in continued sluggish market conditions, and lower sales of skateboard shoes over the prior year's quarter.

        Net sales of the two businesses in the industrial products group for the third quarter improved to $25.9 million from $24.8 million in the prior year's quarter. The sales increase reflected higher shipments of Shakespeare monofilament products of $0.5 million including cutting line and resins, as well as increased sales of military and marine antennas of $0.5 million.

        Gross profit.    Gross profit for the third quarter of 2002 was $47.5 million, or 31.7% of net sales, as compared with $30.5 million, or 20.6% of net sales, in the year ago quarter. Gross profit in the 2001 third quarter included charges for restructuring and downsizing of $15.6 million (a discussion regarding an additional $2.4 million which was charged against general and administrative expenses is included below). During the 2001 third quarter, K2 closed the Washington ski manufacturing facility and moved its production to China. K2 also shut down three other smaller manufacturing facilities in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production also moving overseas. In addition to the factory closures, K2 experienced an industry-wide slowdown in sales of small-wheeled products, necessitating a downsizing of K2's small-wheeled products operation. The downsizing of the small-wheeled products business, the shutdown of the domestic manufacturing facilities and additional cost reduction measures resulted in charges to cost of products sold of $15.6 million primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. The improvement in gross profit dollars and margins for the 2002 quarter was attributable to the 2001 third quarter restructuring and downsizing charges discussed above, higher sales volume and reduced product costs obtained from selling products manufactured in China, partially offset by an additional $1.0 million adjustment to the carrying value of the scooter inventory in the current period.

        Costs and Expenses.    Selling expenses decreased $4.1 million or 15.0%, to $23.3 million, or 15.6% of net sales, from $27.4 million, or 18.5% of net sales, in the prior year's quarter. The dollar decrease and reduction as a percentage of net sales was attributable to cost reduction efforts initiated by K2 during 2001.

        General and administrative expenses were $16.0 million, or 10.7% of net sales as compared with $16.8 million, or 11.3% of net sales, in the 2001 third quarter. The 2001 third quarter included expenses for downsizing charges of $2.4 million, primarily for severance and the write down of facilities associated with the downsizing of the small-wheeled products operation. General and administrative expenses before the 2001 third quarter expenses for downsizing were higher in the 2002 third quarter due primarily to additional allowances recorded for doubtful accounts, higher pension expense and higher insurance costs. In the 2002 fourth quarter, K2 will record a payment related to the resignation of K2's CEO under the terms of his employment contract, of approximately $1.5 million, of which approximately $1.2 million will be expensed in the 2002 fourth quarter.

        Beginning in the 2002 first quarter, in accordance with K2's adoption of new accounting pronouncements, amortization expense of goodwill is no longer being recorded against earnings. This resulted in reduction of general and administrative expenses of approximately $583,000 in the 2002 third quarter as compared with the second quarter in the prior year.

        Operating Income.    Operating income for the third quarter improved to $8.1 million or 5.4% of net sales, as compared to an operating loss of $13.7 million, in the year ago quarter. The 2001 third quarter included $18.0 million of restructuring and downsizing charges as discussed above. The increase in operating income reflects the impact of the 2001 third quarter restructuring and downsizing charges, increased sales volume, higher gross profit margins and lower selling expenses, partially offset by higher general and administrative expenses.

        Interest Expense.    Interest expense decreased $0.8 million to $2.3 million in the third quarter of 2002 compared to $3.1 million in the year-earlier period. The decrease for the quarter was due to lower average borrowings during the quarter as compared to the prior year.

Comparative Nine-Month Results of Operations

        Net sales for the nine months ended September 30, 2002 were $454.5 million as compared with $462.7 million in the year-earlier period. Net income for the first nine months of 2002 improved to $11.5 million, or $.64 per diluted share, as compared with a net loss of $5.2 million, or $.29 per diluted share, in the first nine months of 2001. The 2001 nine month's net loss included $11.7 million, or $0.65 per share, in after-tax charges for restructuring and downsizing.

        Net Sales.    In the sporting goods segment, net sales for the first nine months were $343.0 million, down from $348.3 million in the 2001 period. The overall decrease resulted from lower sales of in-line skates of $5.8 million, and lower sales of skis and snowboards of $2.7 million and $6.9 million, respectively, partially offset by higher sales of Shakespeare fishing tackle of $8.6 million and Stearns outdoor products of $6.8 million. During the period, sales of Shakespeare fishing tackle benefited from domestic market share gains, led by higher sales of rods, new fishing reels and kits and combos, especially of Warner Brothers licensed kits and accessories. Sales of Stearns products improved due to higher sales of children's flotation devices and other industrial and military applications. During 2002, worldwide sales of skis and snowboard products declined due to lower preseason orders reflecting cautious ordering by retailers.

        In the other recreational products segment, net sales for the first nine months were $26.9 million as compared with $28.9 million in the prior year. The decrease was attributable mainly to lower apparel sales to the advertising specialty market in continued sluggish market conditions.

        Net sales of the two businesses in the industrial products group were $84.6 million for the first nine months of 2002 as compared with $85.5 million in the prior year. The sales decrease reflects reduced sales of composite light poles and marine antennas of $1.1 million.

        Gross profit.    Gross profit for the first nine months of 2002 was $134.9 million, or 29.7% of net sales, as compared with $124.7 million, or 27.0% of net sales, in the prior year period. Gross profit in the 2001 nine months included charges for restructuring and downsizing of $15.6 million (a discussion regarding an additional $2.4 million that was charged against general and administrative expenses is included below). During the 2001 third quarter, K2 closed the Washington ski manufacturing facility and moved its production to China. K2 also shut down three other smaller manufacturing facilities in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production also moving overseas. In addition to the factory closures, K2 experienced an industry-wide slowdown in sales of small-wheeled products, necessitating a downsizing of K2's small-wheeled products operation. The downsizing of the small-wheeled products business, the shutdown of the domestic manufacturing facilities and additional cost reduction measures resulted in charges to cost of products sold of $15.6 million primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. The increase in gross profit dollars for the 2002 first nine months was attributable to 2001 third quarter charges as discussed above partially offset by lower margins. The decline in margins resulted mainly from K2's inventory reduction initiatives, which helped to reduce overall inventory levels from the prior year. In addition, K2 record an additional $1.0 million adjustment to the carrying value of the scooter inventory in the current period.

        Costs and Expenses.    Selling expenses decreased $13.9 million or 17.6%, to $65.2 million, or 14.3% of net sales, from $79.1 million, or 17.1% of net sales, in the prior year. The dollar and percentage decline was attributable to the decline in sales volume for the nine months as compared to the prior year's nine months, and K2's cost reduction programs initiated in the during 2001.

        General and administrative expenses were $44.9 million, or 9.9% of net sales as compared with $44.7 million or 9.7% of net sales, in the prior year. The 2001 nine months included expenses for downsizing charges of $2.4 million, primarily for severance and the write down of facilities associated with the downsizing of the small-wheeled products operation. The increase in general and administrative expenses was primarily attributable to additional allowances recorded for doubtful accounts, higher pension expense and increased insurance costs. In the 2002 fourth quarter, K2 will record a payment related to the resignation of K2's CEO under the terms of his employment contract, of approximately $1.5 million, of which approximately $1.2 million will be expensed in the 2002 fourth quarter.

        Beginning in the 2002 first quarter, in accordance with K2's adoption of new accounting pronouncements, amortization expense of goodwill is no longer being recorded against earnings. This resulted in reduction of general and administrative expenses of approximately $1,669,000 in the 2002 first nine months as compared with the first nine months in the prior year.

        Operating Income.    Operating income for the first nine months improved to $24.8 million, or 5.5% of net sales as compared with $0.9 million, or 0.2% of net sales in the prior year. The 2001 nine months included $18.0 million of restructuring and downsizing charges as discussed above. The improvement in operating income reflects the impact of the 2001 restructuring and downsizing charges and lower selling expenses, partially offset by lower sales volume, lower gross profit margins and higher general and administrative expenses.

        Interest Expense.    Interest expense decreased $2.7 million to $7.1 million for the first nine months of 2002, as compared with $9.8 million in the year-earlier period. Lower average borrowings and declining interest rates reduced interest expense by approximately $1.6 million and $1.1 million, respectively.

Liquidity and Sources of Capital

        K2's operating activities provided $15.7 million of cash in the current year's first nine months as compared to $12.5 million provided by operations in the first nine months of 2001. K2 has a $75 million accounts receivable purchase facility ("Purchase Facility"), that was placed in effect in March 2002 replacing an asset securitization program. The prior asset securitization program was accounted for as a sale of accounts receivable and accordingly, received off-balance sheet treatment. The current Purchase Facility is treated as a borrowing under long-term debt. As a result, the cash used in operating activities in the current year includes $51.8 million used to repurchase the receivables under the prior asset securitization program, funded by borrowings under the Purchase Facility included in financing activities and other cash flow provided by operations. Beginning with the 2002 second quarter, K2 reclassified the repurchase of the receivables from financing activities to operating activities, and similarly reclassified the prior year's periods. Cash from operating activities benefited from a higher net income, and a reduction in inventories, partially offset by lower accounts payable.

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

        Net cash used for investing activities decreased $5.9 million, to $8.4 million in the current year's first nine months, compared to $14.3 million in the prior year. The 2001 first nine months reflected the purchase of the assets of an industrial business for a net $4.6 million in cash. Additionally, capital expenditures in the 2002 period were $4.8 million lower compared to the 2001 first nine months. There were no material commitments for capital expenditures at September 30, 2002.

        Net cash used in financing activities was $11.3 million in the 2002 first nine months as compared with no cash provided or used in financing activities in the corresponding year-ago nine months. The increase in cash used in financing activities in the 2002 period was due to higher repayments of long-term debt, partially offset by borrowings under the accounts receivable purchase facility in 2002. The higher repayments of long-term debt in the 2002 period were attributable to the improvement in cash provided by operating activities and the decrease in cash used in investing activities in the 2002 period. As described above, K2 completed amendments of its senior credit facilities and entered into a new asset securitization in March 2002.

        K2's principal long-term borrowing facilities are a $75 million Credit Line ("Credit Line"), secured by certain assets of K2, which becomes due on December 31, 2003, and the $75 million accounts receivable purchase facility ("Purchase Facility") as described above, which expires in 2007. The Credit Line is also utilized for the issuances of letters of credit. At September 30, 2002, there were no borrowings under the credit line, $8.3 million of outstanding letter of credit issuances and $66.7 million of available borrowing capacity. At September 30, 2002, borrowings under the Purchase Facility totaled $20.7 million with an additional $34.9 million of borrowing availability. K2 also had $13.4 million of 8.89% secured senior notes due through 2004, payable in three remaining equal principal payments, and $50.0 million of 9.01% secured notes due through 2009, payable in seven equal principal payments commencing in 2003. At September 30, 2002, K2 had $13.4 million outstanding under foreign lending arrangements.

        The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at September 30, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt	$89,676	$8,798	$24,462	$34,988	$21,428
Operating leases	8,742	3,934	4,198	321	289

Total contractual cash obligations	$98,418	$12,732	$28,660	$35,309	$21,717

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

Allowance for Doubtful Accounts

        K2 evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer's inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of K2's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. During the nine months ended September 30, 2002, certain customers of K2 in the United States, Europe and Japan experienced financial deterioration resulting in an increase in the allowance for doubtful accounts of $4.2 million.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations. In the 2001 third quarter, K2 recorded a total charge of approximately $9.3 million, relating to the write-down in the value of small wheeled products as the result of a significant softening of the market for such products during the year, and for inventory disposals resulting from the closure of certain manufacturing facilities and an additional $1.0 million in the 2002 third quarter.

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

Pensions

        K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions established at the beginning of 2002 related to the discount rate, projected compensation increases and expected return on assets of 7.25%, 4.00% and 9.00%, respectively. A variance in the discount rate, expected return on plan assets and rate of compensation increase could have a significant impact on the pension costs recorded.

        Actual asset returns on K2's pension assets during the 2001 year did not meet K2's assumption of 2001 expected returns which has resulted in 2002 pension expense being higher than 2001 pension expense by approximately $300,000, or $.01 per diluted share, which is reflected in the current year nine months general and administrative expenses. For the 2002 year, market conditions remain unsteady which may result in negative asset returns on the pension assets for the 2002 year. These negative returns may result in an increase in 2003 pension expense of $1.0 million to $1.5 million, or $.04 to $.05 per diluted share. Further, K2 expects to reduce its 2003 discount rate to 6.75%—7.00% which will also result in an incremental increase to 2003 pension expense of approximately $300,000 to

$500,000, or $.01 to $.02 per diluted share. Finally, K2 expects the accumulated benefit obligation of the pension plans to exceed the fair value of the plan assets at December 31, 2002, due to declines in the stock market during 2002. The actual amount depends on changes in the fair value of plan assets during the fourth quarter. The additional minimum liability to be recorded would be charged to Other Comprehensive Income, which is a component of K2's stockholder's equity. An estimate at the end of the third quarter would result in a charge of $5.3 million, net of tax. The actual amount may differ significantly.

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

        Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected fourth quarter 2002 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to accurately quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

        K2 has not experienced any significant delays in delivering orders for products in the United States as a result of the recent closure of west coast ports. Until the labor issues leading to the port closures are resolved, it is unclear when the current transportation backlog will be eliminated and the ports will return to normal operation which could affect delivery of future shipments of K2 products. These delivery delays could affect the timing of revenues, or if more prolonged, may result in order cancellations.

ITEM 4    Controls and Procedures

        Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of K2's management, including K2's Chief Executive Officer and Senior Vice President—Finance, of the effectiveness of the design and operation of K2's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President—Finance have concluded that K2's disclosure controls and procedures are effective in timely alerting them to material information relating to K2 (including its consolidated subsidiaries) required to be included in K2's periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in K2's internal controls or in other factors that could significantly affect these controls.

PART II—OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

99.1	Certification pursuant to USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K filed since the date of the last Form 10-Q

    A Form 8-K was filed on August 14, 2002 reporting under Item 7, "Financial Statements, Pro Forma Financial Statements and Exhibits", the certification on the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)

Date: November 14, 2002	/s/ RICHARD J. HECKMANN Richard J. Heckmann Chairman and Chief Executive Officer

Date: November 14, 2002	/s/ JOHN J. RANGEL John J. Rangel Senior Vice President—Finance

CERTIFICATIONS

I, Richard J. Heckman, Chairman and Chief Executive Officer of K2 Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of K2 Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ RICHARD J. HECKMANN Richard J. Heckmann Chairman and Chief Executive Officer

I, John J. Rangel, Senior Vice President—Finance of K2 Inc., certify that:

  7.
  I have reviewed this quarterly report on Form 10-Q of K2 Inc.;

  8.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

  9.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  10.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  11.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  12.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN J. RANGEL John J. Rangel Senior Vice President—Finance

QuickLinks

FORM 10-Q
FORM 10-Q QUARTERLY REPORT
PART—1 FINANCIAL INFORMATION
Item 1. Financial Statements
STATEMENTS OF CONSOLIDATED INCOME
CONSOLIDATED BALANCE SHEETS (condensed) (Thousands, except share and per share figures)
STATEMENTS OF CONSOLIDATED CASH FLOWS (condensed) (Thousands)
K2 INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS September 30, 2002
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 Quantitative and Qualitative Disclosures of Market Risk
ITEM 4 Controls and Procedures
PART II—OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS