Form 10-K
period 2002-12-31
K2 INC
filed 2003-03-31
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

Commission File No. 1-4290

K2 INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2077125
(State of Incorporation)	(I.R.S. Employer Identification No.)

2051 Palomar Airport Road Carlsbad, California	92009
(Address of principal executive offices)	(Zip Code)

(760) 494-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange
Pacific Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by an “X” whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.  Yes  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $141,860,900 as of March 12, 2003.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 27, 2003.

Common Stock, par value $1	26,720,232 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 15, 2003 are incorporated by reference in Part III.

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

General

K2 Inc. (“K2” or the “Company”) is a premier, branded consumer products company with a primary focus on sporting goods and other recreational products as well as certain niche industrial products. K2 offers a diverse portfolio of products used primarily in individual sports activities such as fishing, watersport activities, alpine skiing, snowboarding, in-line skating, and mountain and BMX biking. K2’s sporting goods include several name brand lines such as K2 and Olin alpine skis, K2, Ride, Liquid, 5150 and Morrow snowboards, boots and bindings, K2 in-line skates, K2 bikes, Shakespeare and Pflueger fishing rods and reels, Stearns personal flotation devices, rainwear, and outdoor products and K2 backpacks. K2’s other recreational products include Hilton corporate casual apparel, Planet Earth apparel and Adio and Hawk shoes. K2’s industrial products consist primarily of Shakespeare monofilament line used in weed trimmers, in paper mills and industrial applications, and Shakespeare fiberglass and composite marine antennas, and composite utility and decorative light poles. Founded in 1946, K2 has grown to approximately $600 million in annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic information, see Note 15 to Notes to Consolidated Financial Statements.

K2 has aggressively expanded its presence in several sporting goods markets in the United States, Europe and Japan, including outdoor products, in-line skates, snowboards, footwear and fishing tackle reels and kits and combos. Management believes these newer products have benefited from the brand strength, reputation, distribution, and the market share positions of other K2 products, several of which are now among the top brands in their respective markets. For example, management believes that:

•	Shakespeare leads the U.S. fishing market in fishing rods and kits and combo sales;

•	the UglyStik is the top selling line of moderately priced fishing rods;

•	Stearns has the #1 U.S. market position in personal flotation devices;

•	K2 has the #1 market position in worldwide performance in-line skates;

•	K2 has the #2 market position in worldwide snowboard products; and

•	K2 has the #1 market position in alpine skis.

K2 has embarked upon an aggressive strategy to expand its operations and diversify its product offering within the sporting goods and recreational products industries by seeking to combine with other well-established companies.

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), in and all-stock merger transaction. Under the terms of the merger, each share of Rawlings common stock was converted into 1.080 shares of common stock of K2. Based on the number of common shares outstanding of Rawlings, approximately 8.8 million shares of K2’s common stock were issued to the Rawlings shareholders, and the purchase price of the transaction was valued at approximately $71 million. Rawlings is the leading manufacturer and marketer of baseball equipment in North America. Under its brand name. Rawlings provides competitive team sports equipment and apparel for baseball, basketball and football, as well as licensed Major League Baseball and NCAA retail products. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide, and is also the official basketball supplier for the NAIA and NJCAA Championships. In addition, Rawlings’ products are endorsed by more than 35 college coaches, 28 sports organizations and numerous athletes, including approximately 700 Major League Baseball players. Rawlings was founded 1887 and has since become a tradition in team sports equipment and uniforms. Since 1977, Rawlings has been the exclusive supplier of baseballs to Major League Baseball and since 1994 it has been the exclusive supplier of baseballs to 19 Minor Leagues. In addition, Rawlings’ licensees sell numerous products, including athletic shoes, socks, and apparel, using the Rawlings brand name and logo. For additional information see note 16 to Notes to Consolidated Financial Statements.

In 1998, K2 adopted a plan to sell its Simplex building products division (the “Division”). As a result, K2 reclassified the Division as a discontinued operation in 1998 and similarly reclassified prior years’ operations (see Note 3 to Notes to Consolidated Financial Statements for further discussion). On June 30, 2000, K2 completed the sale of the assets and business. Consequently, the discussion which follows focuses on the continuing operations of K2.

K2’s common stock was first offered to the public in 1959 and is currently traded on the New York Exchange (symbol: KTO).

Sporting Goods Products

Net sales for sporting goods products were $437.4 million in 2002, $439.5 million in 2001 and $504.7 million in 2000. The following table lists K2’s principal sporting good products and the brand names under which they are sold.

Product	Brand Name
Alpine skis	K2, Olin
Snowboards and accessories	K2, Ride, 5150, Liquid, Morrow
In-line skates	K2
Fishing rods, reels and fishing kits and combos	Shakespeare, Ugly Stik, Pflueger
Active water sports outdoor products	Stearns
Mountain and BMX bikes	K2
Backpacks	K2, Dana Design

Alpine Skis.    K2 sells its alpine skis under the names K2 and Olin in the three major ski markets of the world—the United States, Europe and Japan. While participation rates for alpine skiing have been relatively flat during the past several years, K2 believes that industry retail sales have declined in the worldwide market during the same period. In particular, K2 believes poor weather conditions in certain markets, the high cost of skiing, the opportunity to participate in alternative activities such as snowboarding, and the increased use of rental or demo skis further contributed to a decline in retail sales. K2 skis, however, have benefited in recent years from their increasing popularity among retail purchasers, resulting from recent innovations including performance enhancing MOD technology, gender specific skis, attractive graphics and creative marketing.

K2 and Olin skis are manufactured by K2 primarily in its facility in China. The skis and accessories, including helmets and ski poles, are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. K2 and Olin alpine skis are marketed to skiers ranging from beginners to top racers to meet the performance, usage and terrain requirements of the particular consumer. From a pricing perspective, K2 positions the brands in the mid-level and premium price points, reflecting the quality of materials used in construction and the continual incorporation of technological innovations. To assist in its marketing efforts, K2 sponsors key strategic professional and amateur skiers.

Snowboards and Accessories.    K2 sells snowboards, boots, bindings and snowboard outerwear under the K2, Ride, Morrow, 5150 and Liquid brands. Accessories, including backpacks for carrying snowboards and other gear when hiking into the back country and snowboard apparel are being marketed under the K2 and Ride brands. The snowboard market, which has been highly fragmented, has been consolidating in favor of the larger better capitalized brands. K2 manufactures most of its own snowboards in its manufacturing facility in China. K2 believes its manufacturing capability and ability to innovate provide a competitive advantage. Like its alpine skis, K2 snowboards are of high quality, have innovative features and attractive graphics and are creatively marketed.

K2’s innovations in its snowboarding line include:

•	Ride NR-Con construction, a new internal 3D board construction featuring tip and tail silencers;

•	The K2 BOA boot lacing system, a custom designed cable lace system for precision lacing and ease of use;

•	Ride aluminum bindings; and

•	K2 Softshell weatherproof outerwear.

K2’s snowboard brands are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. Like K2 skis, K2, Ride and Morrow snowboard products are marketed using youthful and energetic advertising, and K2 sponsors key strategic professional and amateur snowboarders.

In-Line Skates.    K2 introduced its K2 soft boot in-line skates in 1994. Although the worldwide market underwent several years of growth, it has declined in recent years with the sharpest decline occurring in 2001, resulting in a consolidation of brands.

K2’s in-line skates target the enthusiast and are priced at the mid to upper end of the industry’s price points. K2 skates are attractive and of high quality and have innovative features such as a soft mesh and leather upper designed for improved comfort, with a rigid plastic cuff for support. K2’s skates incorporate several innovations, including K2’s new Slip-Fit technology, a soft boot skate with no laces. The patented product line is designed for performance as well as superior comfort and support. K2 also sells women’s-specific skates and adjustable-size, softboot skates for children.

K2 in-line skates are manufactured to its specifications and are primarily assembled by a vendor in China. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. During 2002, sales of in-line skates in Europe amounted to approximately 58% of total in-line skate sales.

Fishing Rods, Reels and Fishing Kits and Combos.    K2 sells fishing rods, reels and fishing kits and combos throughout the world. K2’s management believes Shakespeare’s Ugly Stik models have been the best selling fishing rods in the U.S. over the past 20 years. The success of these fishing rods has allowed K2 to establish a strong position with retailers and mass merchandisers, thereby increasing sales of new rods, reels and kits and combos and allowing K2 to introduce new products such as expansion of its Pflueger product line and licensed children’s kits and combos. Shakespeare rods and reels are manufactured principally in China. Shakespeare products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the United States, Europe and Australia as well as through independent and company-owned distributors in Europe and Australia.

Active Water Sports Products.    K2 sells Stearns flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products, wet suits, waders, outdoor products, rainwear and inflatable and towable water products in the United States and in certain foreign countries. In the United States, occupants of boats are required by law either to wear or have available personal flotation devices meeting U.S. Coast Guard standards. Stearns personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories. Stearns manufactures most of its personal flotation devices in the U.S. and sources its other products from Asia. Stearns products are sold principally through an in-house sales department and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

Mountain and BMX Bikes.    K2 designs and distributes high quality full-suspension mountain bikes, front suspension mountain bikes, road bikes and BMX bikes and accessories under the K2 name in the United States and internationally. Performance and comfort are provided by mountain bikes, which have shock absorbing elements for either front and rear wheels or front wheels only, thereby improving climbing ability and decreasing rider fatigue and off-road vibration. K2 entered the high-end, full-suspension mountain bike business in 1993 through its acquisition of Girvin and in late 1998, introduced several new products to reposition its product line at more popular price points.

The bikes are manufactured and assembled by vendors and are sold by independent sales representatives to independent bicycle dealers and other K2 retailers in the U.S. and through distributors internationally.

Backpacks.    Dana Design, which was acquired by K2 in 1995, manufactures and distributes high-end backpacks in the U.S. Dana Design products are known for their comfort, high quality and innovative features, such as custom fitting. The line also includes a series of “activity specific” packs marketed by K2. Dana Design and K2 backpacks are primarily manufactured to K2’s specifications by vendors internationally for sale by independent sales representatives to specialty retailers primarily in the United States.

Rawlings Sports Goods Products

The acquisition of Rawlings provides K2 with the following additional suite of strong brand name products.

Baseball.    Rawlings is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. Rawling’s products in this area include baseball gloves, baseballs, softballs, batter’s helmets, catcher’s and umpire’s protective equipment, aluminum and wood baseball bats, batter’s gloves and miscellaneous accessories.

Basketball, Football, Soccer and Volleyball.    Rawlings sells 30 different models of basketballs, including full-grain, composite and synthetic leather and rubber basketballs for men and women in both the youth and adult markets. Rawlings recently introduced its patented Ten basketball which uses ten panels to improve handling, grip, control, and shooting. Rawlings is the official supplier of basketballs to the National Association of Intercollegiate Athletics and the National Junior College Athletic Association. Since 1986.

Apparel.    Rawlings has been selling team uniforms for approximately 100 years. Apparel comprised 14.3 percent of the net revenues of Rawlings in the year ended August 31, 2002. Rawlings believes it has growth opportunities in its current team apparel business, as well as, in the larger active wear apparel market.

Other Recreational Products

Net sales for other recreational products were $35.6 million in 2002, $39.8 million in 2001 and $42.2 million in 2000. The following table lists K2’s principal other recreational products and brand names under which they are sold.

Product	Brand Name
Corporate casuals	Hilton
Skateboard apparel	Planet Earth
Snowboard apparel	Planet Earth
Skateboard shoes	Adio and Hawk

Corporate Casuals.    K2 manufactures and distributes shirts, jackets and other apparel under the Hilton brand name. The products are sold in the United States to corporate buyers or advertising specialty distributors, embroiderers and screen printers who in turn sell imprinted items, including garments, principally to corporate buyers. Hilton apparel, which is sourced from offshore vendors, are sold through catalogs, by a direct sales force and by independent sales representatives.

Skateboard and Snowboard Apparel and Skateboard Shoes. Skateboard and snowboard apparel and skateboard shoes are sold in the U.S., Canada, Europe and Japan. Suppliers, primarily located in Asia, manufacture these products to K2’s specifications. Independent sales representatives sell the products to retailers in the U.S. and Canadian market and through Company-owned and independent distributors in Europe and Asia. K2’s skateboard shoes are designed with significant assistance from a group of well-known professional skateboarders. With favorable demographic trends, skateboarding has been enjoying a significant resurgence in popularity, principally among pre-teen and early teen boys. Skateboard shoes are marketed under the Adio and Hawk brand names, and models are named after the specific skateboarder who aided in the design. The Hawk brand of shoes has been designed and introduced in cooperation with Tony Hawk, the best known professional skateboarder in the world.

Industrial Products

Net sales of industrial products were $109.2 million in 2002, $110.2 million in 2001 and $118.7 million in 2000. The following table lists K2’s principal industrial products and the brand names under which they are sold.

Product	Brand Name
Monofilament line	Shakespeare
Composite utility and decorative light poles	Shakespeare
Marine radio antennas	Shakespeare

Monofilament Line.    Nylon and polyester monofilament line is domestically manufactured and sold by K2 in a variety of diameters, tensile strengths and softness. Monofilament is used in various applications including the manufacture of woven mats for use by paper producers in the United States, Europe and South America and for use as line in weed trimmers in the United States and is sold directly to paperweavers and distributors of cutting line and to others through independent sales representatives. Monofilament sold in Europe for woven mats is manufactured primarily in K2’s U.K. facility. Shakespeare monofilament also manufactures various products for industrial applications.

Composite Utility and Decorative Light Poles.    K2 produces and directly sells composite utility and decorative light poles under the Shakespeare name in the United States, principally to public and private utilities and developers for specialty applications.

Marine Radio Antennas.    K2 manufactures fiberglass radio antennas in the United States for marine, citizen band and military application under the Shakespeare name. The products are sold primarily in the United States. K2 also distributes marine radios and other marine electronics under the Shakespeare name which are manufactured in Asia to K2’s specifications. An in-house sales department and independent sales representatives sell the antennas, radios and other marine electronics to specialty marine dealers.

Competition

K2’s competition varies among its business lines. The sporting goods markets and recreational products markets are generally highly competitive, with competition centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than for snowboards and active wear) consists of a relatively small number of large producers, some of whom have greater financial and other resources than K2. A relatively large number of companies compete for sales of snowboards and active wear. While K2 believes its well-recognized brand names, established distribution networks and reputation for developing and introducing innovative products have been key factors in the successful introduction of its sporting goods and other recreational products, there are no significant technological or capital barriers to entry into the markets for many sporting goods and other recreational products. These markets face competition from other leisure activities, and sales of leisure products are affected by economic conditions, weather patterns and changes in consumer tastes, which are difficult to accurately predict.

K2 believes its industrial products segment competes based on product quality, service and delivery, however, K2’s industrial products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products. Composite utility and light poles compete with products made of other materials, such as wood and aluminum. Certain industrial competitors have greater financial and other resources than K2.

Manufacturing, Foreign Sourcing and Raw Materials

K2 believes that for the products within its core categories, it is of strategic importance to develop the capability to source and manufacture high-quality, low cost products. As a result, K2 currently manufactures products in the People’s Republic of China, including most of its fishing rods and reels, snowboards, skis, shells for flotation devices and certain marine antennas. Additionally, K2 currently purchases in-line skates from a few vendors in China. Certain other products are sourced from various vendors in Asia, Latin America and Europe. The remaining products are manufactured by K2 in the United States and England.

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses, although the cost of certain raw materials has fluctuated. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. K2’s sporting goods products are manufactured in the People’s Republic of China, which trades with the United States under Normal Trade Relations status. Timely supply from its factories and suppliers in China is dependent on uninterrupted trade with China. Should there be an interruption in trade with China, it could have a significant adverse impact on K2’s financial position, cash flows or results of operations. Additionally, the gross margins on K2’s products manufactured or sourced in the U.S. or in Asia and distributed in Europe will depend on the relative exchange rates between the U.S. dollar and the Euro.

K2 has not experienced any substantial difficulty in obtaining raw materials for its industrial products segment, although the cost of certain raw materials has fluctuated throughout the year.

Seasonality and Cyclicality; Backlog

Sales of K2’s sporting goods are generally highly seasonal and in many instances are dependent on weather conditions. K2’s industrial products are mildly seasonal. This seasonality causes K2’s financial results to vary from quarter to quarter, and K2’s sales and earnings are usually lower in the fourth quarter. In addition, the nature of K2’s ski, snowboard, bike, in-line skate, fishing and water sports products businesses requires that in anticipation of the selling season for these products, it make relatively large investments in inventory. The primary selling season, in the case of skis and snowboards runs from August through December, in the case of bikes runs from October through April, in the case of in-line skates runs primarily from October through May and in the case of fishing tackle and water sports products runs primarily from January through June. Relatively large investments in receivables consequently exist during and after such seasons. The rapid delivery requirements of K2’s customers for its sporting goods products and other recreational products also result in investment in significant amounts of inventory. K2 believes another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products’ retail seasons and ordering based on rates of sale.

Sales of sporting goods and other recreational products depend largely on general economic conditions including the amount of discretionary income available for leisure activities, consumer confidence and favorable weather conditions. Sales of K2’s industrial products are dependent to varying degrees upon economic conditions in the container and paper industries, and are subject to threat from vertical integration and consolidation among its customers.

Because of the nature of many of K2’s businesses, backlog is generally not significant, except for the in-line skate business. The backlog of in-line skate sales as of February 28, 2003 and 2002 was approximately $24.4 million and $21.2 million, respectively. The backlog may be subject to cancellation or other adjustments and is not necessarily indicative of future sales.

Customers

K2 believes that its customer relationships are excellent, and no one customer of K2 accounted for 10% or more of its consolidated annual net sales or 5% of its operating income in 2002 or 2001.

Research and Development

Consistent with K2’s business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, K2 maintains decentralized research and development departments at several of its manufacturing centers, which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $8.5 million in 2002, $12.2 million in 2001 and $13.3 million in 2000 and were expensed as a part of general and administrative expenses in the year incurred.

Environmental Factors

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2002 and 2001, K2 had recorded an estimated liability of approximately $1,308,000 and $745,000, respectively, for environmental liabilities and made no provision for insurance recovery. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies.

Employees

K2 had approximately 2,000 employees at December 31, 2002 and 2001, respectively. K2 believes its relations with employees generally have been good.

Patents and Intellectual Property Rights

While product innovation is a highly important factor in K2’s sporting goods and other recreational products segments and many of K2’s innovations have been patented, K2 does not believe the loss of any one patent would have a material effect on the financial position, cash flows or results of operations, however, the loss of the in-line skate patent could result in increased competition and reduced sales and margins. Certain of its brand names, such as K2, Olin, Ride, Morrow, Shakespeare, Ugly Stik, Pflueger, Stearns and Dana Design are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Registered and other trademarks and trade names of K2’s products are italicized in this Form 10-K.

Available Information

K2’s SEC filings including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports can be found on the U.S. Securities and Exchange Commission’s website at http://www.sec.gov. K2 does not currently place these filings on a company website but estimates such filings will be available on a company investor relations website during 2003 after K2 develops the capabilities to do so. Shareholders and other interested parties may request these reports from K2 without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC.

ITEM 2.	PROPERTIES

The table below provides information with respect to the principal production and distribution facilities utilized by K2 for continuing operations as of December 31, 2002.

		Owned Facilities		Leased Facilities
Location	Type of Facility	No. of Locations	Square Footage	No. of Locations	Square Footage
Sporting Goods
Minnesota	Distribution and production	1	278,000	2	88,000
South Carolina	Distribution and production	1	100,000	1	39,000
Washington	Distribution and production	1	165,000	1	146,000
Foreign	Distribution and production	1	15,000	26	1,396,000

		4	558,000	30	1,669,000

Other Recreational Products
Alabama	Distribution	2	160,000	—	—
California	Distribution	—	—	2	67,000
Illinois	Distribution	—	—	1	85,000

		2	160,000	3	152,000

Industrial Products
Florida	Production	—	—	1	12,000
South Carolina	Distribution and production	2	512,000	2	81,000
Foreign	Distribution and production	1	33,000	—	—

		3	545,000	3	93,000

On March 1, 2003, the corporate headquarters of K2 re-located to approximately 19,000 square feet of leased office space in Carlsbad, California from Los Angeles, California. The terms of K2’s leases range from one to ten years, and many are renewable for additional periods. The termination of any lease expiring during 2003 would not have a material adverse effect on K2’s operations.

K2 believes, in general, its plants and equipment are adequately maintained, in good operating condition and are adequate for K2’s present needs. K2 regularly upgrades and modernizes its facilities and equipment and expands its facilities to meet production and distribution requirements.

ITEM 3.	LEGAL PROCEEDINGS

Certain of K2’s products are used in relatively high risk recreational settings and from time to time K2 is named as a defendant in lawsuits asserting product liability claims relating to its sporting goods products. To date, none of these lawsuits has had a material adverse effect on K2, and K2 does not expect any lawsuit now pending to have such an effect. K2 maintains product liability, general liability and excess liability insurance coverage. No assurances can be given such insurance will continue to be available at an acceptable cost to K2 or such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2002 and 2001, K2 had recorded an estimated liability of approximately $1,308,000 and $745,000, respectively, for environmental liabilities and made no provision for insurance recovery. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Principal Markets and Holders

K2’s Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol “KTO.” At March 12, 2003 there were 2,050 holders of record of Common Stock of K2.

Common Stock Prices

The following table sets forth, for the quarters indicated, the reported high, low and closing sales prices of K2’s Common Stock, as reported by the New York Stock Exchange during K2’s two most recent fiscal years.

	Stock Prices
	High	Low	Close
2002
Fourth	$11.01	$6.40	$9.40
Third	10.00	7.50	7.90
Second	10.25	6.55	10.25
First	7.60	6.32	6.52

2001
Fourth	8.74	5.31	7.21
Third	11.99	5.40	5.98
Second	11.43	7.80	11.43
First	9.75	7.75	8.75

Dividends

K2 has paid no cash dividends since May, 1999. K2 is subject to credit agreements, which limit its ability to pay cash dividends. As of December 31, 2002, $12 million of retained earnings were free to pay dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital, and Note 7 of Notes to Consolidated Financial Statements for further description of K2’s credit facilities.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

Computershare Trust Co., Inc.

12039 West Alameda Parkway

Suite Z-2

Lakewood, Colorado 80228

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31(a)
	2002	2001(b)	2000	1999(c)	1998(d)
	(Thousands, except per share figures)
Income Statement Data:
Net sales	$582,159	$589,519	$665,562	$640,461	$579,139
Cost of products sold(e)	411,620	429,338	462,242	462,033	418,950

Gross profit	170,539	160,181	203,320	178,428	160,189
Selling expenses	86,394	103,688	108,274	101,130	92,018
General and administrative expenses(e)	48,393	43,028	42,952	40,341	39,030
Research and development expenses	8,469	12,184	13,271	12,113	12,391

Operating income	27,283	1,281	38,823	24,844	16,750
Interest expense	8,966	13,631	14,814	12,741	12,163
Other income, net	(253)	(375)	(191)	(413)	(236)

Income (loss) from continuing operations before provision (credit) for income taxes	18,570	(11,975)	24,200	12,516	4,823
Provision (credit) for income taxes	6,500	(4,271)	7,502	4,005	955

Income (loss) from continuing operations	12,070	(7,704)	16,698	8,511	3,868
Discontinued operations, net of taxes(f)	—	—	(119)	1,332	975

Net Income (loss)	$12,070	$(7,704)	$16,579	$9,843	$4,843

Basic earnings (loss) per share of common stock:
Continuing operations	$0.67	$(0.43)	$0.93	$0.50	$0.23
Discontinued operations	—	—	(0.01)	0.08	0.05

Net income (loss)	$0.67	$(0.43)	$0.92	$0.58	$0.28

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.67	$(0.43)	$0.93	$0.50	$0.23
Discontinued operations	—	—	(0.01)	0.08	0.06

Net income (loss)	$0.67	$(0.43)	$0.92	$0.58	$0.29

Dividends:
Cash—per share	$—	$—	$—	$0.11	$0.44
Basic shares of common stock	17,941	17,940	17,949	16,880	16,554
Diluted shares of common stock	17,994	17,940	18,040	16,883	16,637

Balance Sheet Data:
Total current assets	$323,924	$307,175	$305,132	$345,809	$335,570
Total assets	438,410	423,400	424,110	491,442	456,454
Total current liabilities	127,855	99,422	121,742	162,187	130,597
Long-term debt	73,007	97,828	69,836	107,280	110,724
Total debt plus off-balance sheet financing facility	96,120	160,557	173,292	219,083	229,518
Shareholders’ equity	231,296	214,657	227,248	218,520	202,119

(a)	Certain income statement and balance sheet accounts have been restated to reflect the Simplex building products division as discontinued operations. See Note 2 to Notes to Consolidated Financial Statements. In addition, certain expenses for vendor incentives have been reclassified from selling expenses to net sales. See Note 1 to Notes to Consolidated Financial Statements.
(b)	Operating income and net income include downsizing costs totaling $18,000 ($11,700 net of taxes) of which $15,650 was charged to cost of goods sold and $2,350 was charged to general and administrative expenses. See Note 2 to Notes to to Consolidated Financial Statements.

(c)	Gross profit, operating income, income from continuing operations and net income include restructuring costs totaling $6,500($4,420 net of taxes) and downsizing costs totaling $4,000 ($2,720 net of taxes). See Note 2 to Notes to Consolidated Financial Statements.
(d)	Operating income, income from continuing operations and net income include charges totaling $14,500 ($9,425 net of taxes) of which $10,500 was charged to cost of goods sold and $4,000 was charged to general and administrative expenses. See Note 2 to Notes to Consolidated Financial Statements.
(e)	For 2001, cost of products sold includes a $15,650 charge and general and administrative expenses includes a $2,350 charge, both recorded in the third quarter. For 1999, cost of products sold includes a $10,500 charge recorded in the fourth quarter. For 1998, cost of products sold includes a $10,500 charge and general and administrative expenses includes a $4,000 charge both recorded in the third quarter. See Note 2 to Notes to Consolidated Financial Statements.
(f)	See Note 3 to Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

K2 is a premier, branded consumer products company with a primary focus on sporting goods and other recreational products as well as certain niche industrial products. The sporting goods segment represents $437.4 million, or 75.1%, of K2’s 2002 consolidated net sales, and other recreational products represent $35.6 million, or 6.1% in 2002 net sales. Industrial products had sales of $109.2 million, or 18.8% of net sales in 2002.

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), a designer, manufacturer and marketer of equipment and apparel for baseball, basketball and football, in an all-stock merger transaction. Under the terms of the merger, each share of Rawlings common stock was converted into 1.080 shares of common stock of K2. Based on the number of common shares outstanding of Rawlings, approximately 8.8 million shares of K2’s common stock were issued to the Rawlings shareholders, and the purchase price of the transaction was valued at approximately $71 million and the assumption of long-term and seasonal working capital debt. This transaction will be accounted for under the purchase method of accounting, accordingly the purchased assets and liabilities will be recorded at their estimated fair values at the date of acquisition. The preliminary purchase price allocation is estimated to result in an excess of cost over net tangible assets acquired, to be determined during April 2003 based on K2’s final evaluation of the net tangible assets. This preliminary allocation assumes the excess purchase price will be allocated to goodwill, and is thus not amortized, however the final allocation could include identifiable intangible assets with finite and indefinite lives separate from goodwill. Should there be assets with finite lives, those assets would be subject to amortization resulting in additional amortization expense. The final allocation of the purchase price will also be completed during April 2003 based on K2’s final evaluation of such assets and liabilities. The results of the operations of Rawlings will be included in the consolidated financial statements of K2 beginning with the date of acquisition.

During 1999, K2 began to reduce the cost structure of its ski and snowboard operations by restructuring and downsizing its Washington ski manufacturing operation in favor of lower cost manufacturing and sourcing opportunities. During 2001, in ongoing cost reduction moves, K2 completed the move of its remaining ski production to China, closing the Washington ski manufacturing facility during 2001. In addition, three other smaller manufacturing facilities, which serviced the Stearns and Hilton operations were shut down in Minnesota and Alabama, with most of the production also moving overseas. In addition to the factory closures, K2 experienced a substantial industry-wide slowdown of sales of small-wheeled products in 2001, necessitating a downsizing of K2’s small-wheeled products operations. Consequently, the factory closures and downsizing activities resulted in 2001 charges to cost of products sold and general and administrative expenses for restructuring and downsizing costs of $15.6 million and $2.4 million, respectively. Approximately $5.0 million of the total amount was a charge to earnings that resulted in or will result in a cash payment. These costs are associated with the reduction of personnel, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory.

Certain amounts included in prior years’ net sales and selling expenses have been reclassified to conform to the current year presentation (see Note 1 to Notes to Consolidated Financial Statements for details). The following discussion reflects the effects of such changes. Unless stated otherwise, all per share calculations refer to shares of common stock.

Review of Operations: Comparison of 2002 to 2001

Net sales declined to $582.2 million from $589.5 million in the prior year. Net income for 2002 was $12.1 million, or $.67 per diluted share, as compared to a net loss of $7.7 million, or $.43 per diluted share, in the prior year. The net loss for 2001 included $11.7 million, or $.65 per diluted share, in after-tax charges for restructuring and downsizing.

Net Sales.    In the sporting goods segment, net sales for 2002 totaled $437.4 million as compared with $439.5 million in 2001. The overall decline in sales was attributable to worldwide declines in snowboard and in-line skates sales of $11.4 and $7.0 million, respectively. These declines were partially offset by increased worldwide sales of Shakespeare fishing tackle of $10.0 million, Stearns outdoor products of $6.5 million and skis of $2.8 million. The decline in snowboard sales was due to cautious ordering by retailers in the soft economy, despite growing market shares of both K2 & Ride snowboard products. Orders for in-line skates, declined as retail inventories were reduced following a sharp decline in the worldwide in-line skate market. K2’s position in the market has benefited from its brand, its strength as the performance skate leader coupled with the benefits of a market consolidating around a handful of brands. Shakespeare fishing tackle sales benefited from market share gains, led by higher sales of new fishing reels, Ugly Stik fishing rods, and kits and combos. Higher sales of Stearns outdoor products were the result of the increased popularity of children’s flotation devices and new applications for the U.S. Navy. The improvement in ski sales was due to growing market shares in the U.S. and strong sell-through of K2 products at retail.

In the other recreational products segment, net sales for 2002 were $35.6 million as compared with $39.8 million in the prior year. The growth in Adio skateboard shoes of $2.3 million only partially offset the decline in sales of corporate apparel in continued sluggish market conditions.

In the industrial products group, net sales for 2002 were $109.2 million as compared with $110.2 million in 2001. The sales decline reflected reduced sales of marine antennas of $0.8 million and monofilaments sold to the paperweaving industry of $1.0 million, partially offset by increased sales of cutting line of $1.0 million.

Gross Profit.    Gross profit for the year was $170.5 million, or 29.3% of net sales in 2002, as compared with $160.2 million, or 27.2% of net sales in 2001. Gross profit for 2001 included charges for restructuring and downsizing of $15.6 million (a discussion regarding an additional $2.4 million which was charged against general and administrative expenses is included below). During 2001, K2 closed the Washington ski manufacturing facility and three other smaller manufacturing facilities in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production moving to China and elsewhere. In addition to the factory closures, K2 experienced an industry-wide slowdown in sales of small-wheeled products, necessitating a downsizing of K2’s small-wheeled products operation. The downsizing of the small-wheeled products business, the shutdown of the domestic manufacturing facilities and additional cost reduction measures resulted in 2001 charges to cost of products sold of $15.6 million primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. The overall improvement in gross profit dollars and margins for 2002 was attributable to the restructuring and downsizing charges discussed above and reduced product costs obtained from selling products manufactured in China. These improvements were more than offset by a $1.0 million adjustment in 2002 to the carrying value of the scooter inventory, and higher sales of reduced margin products, particularly in-line skates in Europe, in conjunction with K2’s inventory reduction initiatives. K2’s inventory reduction initiatives helped to reduce overall inventory levels by $25.7 million from the prior year.

Costs and Expenses.    Selling expenses decreased 16.7% to $86.4 million, or 14.8% of net sales as compared with $103.7 million, or 17.6% of net sales, in 2001. The dollar and percentage decline was attributable to the decline in sales volume in 2002 and K2’s cost reduction programs initiated during 2001.

General and administrative expenses for 2002 were $48.4 million, or 8.3% of net sales, compared with $43.0 million, or 7.3% of net sales, in 2001. Expenses for 2001 included downsizing charges of $2.4 million, primarily for severance and the write down of facilities associated with the downsizing of the small-wheeled products operation. The dollar and percentage increase in 2002 was attributable to additional allowances recorded for doubtful accounts of $4.3 million, higher insurance costs of $1.7 million, severance expense related to the former CEO of $1.2 million and higher pension costs of $0.3 million. Research and development expenses declined 30.3% to $8.5 million from $12.2 million in 2001 as the result of K2’s cost reduction initiatives.

Beginning in the 2002 first quarter, in accordance with K2’s adoption of new accounting pronouncements, amortization expense of goodwill is no longer being recorded against earnings. This resulted in reduction of general and administrative expenses of approximately $2.6 million during the current year as compared to 2001.

Operating Income.    Operating income for 2002 improved to $26.0 million from $27.3 million, or 4.7% of net sales, as compared to operating income of $1.3 million, or 0.2% of net sales, in 2001. The 2001 period included $18.0 million of restructuring and downsizing charges as discussed above. The improvement in earnings for the period reflects the impact of the 2001 restructuring and downsizing charges, lower selling expenses of $17.3 million and lower research and development expenses of $3.7 million partially offset by higher general and administrative expenses.

Interest Expense.    Interest expense declined $4.6 million, or 33.8%, to $9.0 million in 2002. Lower average borrowings resulted in interest savings of $2.7 million and lower average interest rates resulted in an additional $2.0 million of savings, The average interest rate decrease was due to general interest rates declines that occurred during 2002 and a higher percentage of borrowings under K2’s accounts receivable purchase facility during 2002 rather than under to K2’s other long-term liquidity facilities which have higher interest rates.

Other Income.    Other income, which includes royalties, interest income and other miscellaneous income, declined to $0.3 million from $0.4 million in 2001.

Income Taxes.    The effective income tax rate for 2002 increased to an expected rate of 35% as the result of the 2002 income from operations versus the 35.7% credit in the prior year as the result of the 2001 loss from continuing operations.

Segment Information.    Total segment operating profit (before interest expense, corporate expenses and income taxes) improved to $30.6 million from $4.7 million in 2001. The 2001 period included $18.0 million of restructuring and downsizing charges as discussed above of which $16.3 million was reflected in the sporting goods segment, $1.5 million in the other recreational products segment and $0.2 million in the industrial products segment.

In the sporting goods segment, operating profit was $27.8 million as compared with an operating loss of $0.9 million in 2001. The current year improvement was attributable to the restructuring and downsizing costs discussed above and lower selling and research and development expenses as the result of K2’s cost reduction initiatives. These improvements were partially offset by increased insurance costs, higher allowances for doubtful accounts and a $1.0 million adjustment to the carrying value of the scooter inventory.

In the other recreational products segment, an operating loss of $6.6 million was reported in 2002 as compared with an operating loss of $5.9 million in 2001. The increase in the loss was attributable to the decline in corporate apparel sales due to continued sluggish market conditions and lower gross margins as the result of K2’s inventory reduction efforts.

In the industrial products segment, operating profit declined to $9.4 million from $11.5 million in 2001. The decline was due to lower gross margins as the result of K2’s inventory reduction efforts and sluggishness in the industry as well as higher insurance costs and allowances for doubtful accounts.

Review of Operations: Comparison of 2001 to 2000

Net sales declined to $589.5 million from $665.6 million in the prior year. The net loss for 2001 was $7.7 million, or $.43 per diluted share, as compared to net income of $16.6 million, or $.92 per diluted share, in the prior year. The net loss for 2001 included $11.7 million, or $.65 per diluted share, in after-tax charges for restructuring and downsizing.

Net Sales.    In the sporting goods segment, net sales for 2001 totaled $439.5 million as compared with $504.7 million in 2000. The overall decline in sales was attributable to a $22.0 million decline in scooter sales, primarily in the European market, and a reduction in worldwide in-line skate sales of $41.4 million. The scooter market experienced explosive growth in 2000, however, orders for scooters abruptly stopped early in the 2001 first quarter. Orders for in-line skates began to decline in the 2001 second quarter in response to higher than expected retail inventory levels. Orders for in-line skates remained soft throughout the remainder of the year, however, the rate of decline diminished by the 2001 fourth quarter as retail inventory levels improved. Partially offsetting these declines were increases in sales of K2 skis of $1.8 million, Stearns outdoor products of $2.3 million, and domestic Shakespeare fishing tackle products of $4.2 million. Sales of K2 skis improved in 2001 despite historically low reorder sales caused by the economy and poor snow conditions, reflecting gains in market shares in the North American market fueled by the success of the ski line that featured MOD technology. Fishing tackle sales improved, led by the growth of reels, kits and combos and accessories reflecting new product introductions and increased market share. Sales of Stearns products improved due to higher sales of drywear, industrial and cordage products. Partially offsetting these increases was a modest decline in snowboard sales due to the sluggish economy and poor snow conditions.

In the other recreational products segment, net sales for 2001 were $39.8 million as compared with $42.2 million in the prior year. The growth in skateboard shoes, particularly the Adio and Hawk brands, partially offset the recession-related decline of sales in the corporate casuals business.

In the industrial products group, net sales declined to $110.2 million from $118.7 million in 2000. The sales decline reflected soft demand for paperweaving monofilaments, composite light poles and marine antennas.

Gross Profit.    Gross profit for the year was $160.2 million, or 27.2% of net sales in 2001, as compared with $203.3 million, or 30.5% of net sales in 2000. Gross profit for 2001 included charges for restructuring and downsizing of $15.6 million (a discussion regarding an additional $2.4 million which was charged against general and administrative expenses is included below). During 2001, K2 closed the Washington ski manufacturing facility and three other smaller manufacturing facilities in Minnesota and Alabama, which serviced the Stearns and Hilton operations, with most of the production moving to China and elsewhere. In addition to the factory closures, K2 experienced an industry-wide slowdown in sales of small-wheeled products, necessitating a downsizing of K2’s small-wheeled products operation. The downsizing of the small-wheeled products business, the shutdown of the domestic manufacturing facilities and additional cost reduction measures resulted in charges to cost of products sold of $15.6 million primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. The decline in gross profit dollars and margins for 2001 was attributable to the restructuring and downsizing charges discussed above, higher sales of reduced margin products, including close-out sales of in-line skates in Europe, and an increase in the percentage of sales of lower margin goods. This decline was partially offset by reduced product costs obtained from selling products manufactured in China.

Costs and Expenses.    Selling expenses decreased 4.2% to $103.7 million, or 17.6% of net sales as compared with $108.3 million, or 16.3% of net sales, in 2000. The increase as a percentage of sales reflects the decline in sales volume for 2001, without a corresponding decrease in expenses. Expenses did not decline at a corresponding rate due to the initiation of certain sales and marketing programs early in 2001, before there was indication of a market contraction in small-wheeled products.

General and administrative expenses for 2001 were $43.0 million, or 7.3% of net sales, compared with $43.0 million, or 6.4% of net sales, in 2000. Expenses for 2001 included downsizing charges of $2.4 million, primarily for severance and the write down of facilities associated with the downsizing of the small-wheeled products operation. The increase in expenses as a percentage of sales was attributable to the downsizing charges discussed above, partially offset by cost reduction measures initiated during 2001. Research and development expenses declined 8.3% to $12.2 million from $13.3 million in 2000.

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

Interest Expense.    Interest expense declined $1.2 million to $13.6 million in 2001. Lower average borrowings resulted in interest savings of $1.9 million, which was offset by $0.7 million of additional interest as the result of higher average interest rates. The average interest rate increase was due to lesser receivables sold under the accounts receivable purchase facility in 2001, which has lower average interest rates than K2’s other long-term liquidity facilities and an increase in borrowing costs beginning in the 2001 fourth quarter.

Other Income.    Other income, which includes royalties, interest income and other miscellaneous income, increased to $.4 million from $.2 million in 2000.

Income Taxes.    The income tax rate for 2001 decreased due to the tax benefit recognized in 2001 from the recording of carrybacks and benefits from carryforward of tax losses in the United States and Germany.

Segment Information.    Total segment operating profit (before interest expense, corporate expenses and income taxes) declined to $4.7 million from $42.2 million in 2000. In the sporting goods segment, operating loss was $0.9 million as compared with an operating profit of $32.2 million in 2000. The current year decline was attributable to $16.3 million of restructuring and downsizing costs discussed above, and an overall decline in sales and margins of small-wheeled products as compared to the prior year.

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

In the industrial products segment, operating profit declined to $11.5 million from $12.7 million in 2000. The decline was due to reduced sales volume of monofilament line used in the paper industry, marine antennas and composite light poles.

Liquidity and Sources of Capital

K2’s operating activities provided $21.3 million of cash in the current year as compared to $15.6 million provided by K2’s operating activities during 2001. At December 31, 2002, K2 had a $75 million accounts receivable purchase facility (“Purchase Facility”), that was placed in effect in March 2002 replacing an asset securitization program. The prior asset securitization program was accounted for as a sale of accounts receivable and accordingly, received off-balance sheet treatment. The current Purchase Facility is treated as a borrowing under long-term debt. As a result, the cash used in operating activities in the current year includes $51.8 million used to repurchase the receivables under the prior asset securitization program, funded by borrowings under the Purchase Facility included in financing activities and other cash flow provided by operations. Cash from operating activities benefited from higher net income, reductions in accounts receivable and inventories, and an increase in accrued liabilities.

In March 2002, K2 completed amendments to its credit facilities and notes. Pursuant to the amendments, K2 granted security interests to the lenders under the Credit Line and the notes in substantially all of its assets, except for certain domestic trade accounts receivable, which are utilized in the Purchase Facility as discussed above. Because of the amendments, there have been modifications to certain financial covenants.

In March 2003, K2 refinanced its Credit Line, Purchase Facility and Senior Notes by entering a three-year $205 million revolving credit facility (the “Facility”) with several banks and other financial institutions, as discussed below.

Net cash used in investing activities from continuing operations was $9.0 million, as compared to $15.9 million in 2001. The decrease in cash used in 2002 was due to lower capital expenditures of $4.3 million and due to the 2001 purchase of the assets of an industrial business for $4.6 million in cash. No material commitments for capital expenditures existed at year end.

Cash used in financing activities was $12.4 million as compared with cash provided of $8.6 million in 2001. The cash used in financing activities as compared to cash provided in the prior year was due to the 2002 overall increase in cash provided from operations and the decrease in cash used in investing activities. These improvements resulted in net repayments of long-term debt in 2002, partially offset by borrowings under the Purchase Facility, as compared to net borrowings during 2001.

At December 31, 2002, K2’s principal long-term borrowing facility, as amended during 2002 (see discussion above), was a $75 million credit line (the “Credit Line”), secured by certain of the assets of K2. The principal under the Credit Line was due on December 31, 2003. Additionally, K2 had a $75 million accounts receivable purchase facility (“Purchase Facility”) which was due on March 31, 2007. A discussion of the refinancing of the Credit Line and Purchase Facility below. At December 31, 2002, although there were no borrowings, there were $20.5 million of letters of credit outstanding under the Credit Line, with an additional $54.5 million available for borrowings, subject to certain covenants. At December 31, 2002, there were $25.2 million of borrowings outstanding under the Purchase Facility, with an additional $31.2 million available for borrowings pursuant to the terms of the facility. K2 also had $8.9 million of 8.89% secured senior notes due through 2004, payable in two remaining equal principal payments, and $50.0 million of 9.01% secured notes due through 2009, payable in seven equal principal payments commencing in 2003 (“Senior Notes”). At December 31, 2002, K2 had $11.5 million outstanding under foreign lines of credit.

The credit facilities limit K2’s ability to pay cash dividends and make stock repurchases. As of December 31, 2002, $12.0 million of retained earnings were free of such restrictions.

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at December 31, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Thousands)
Long-term debt	$89,859	$16,852	$18,734	$39,988	$14,285
Operating leases	11,372	4,154	4,105	2,238	875

Total contractual cash obligations	$101,231	$21,006	$22,839	$42,226	$15,160

On February 14, 2003 K2 completed a transaction with k1 Ventures Ltd., a Singapore-based investment company, in which K2 sold $25.0 million of 7.25% convertible subordinated debentures due March 2010. The debentures are initially convertible into 2,097,315 shares of K2 common stock at $11.92 per share. Pursuant to the agreement, k1 Ventures also received warrants to purchase 524,329 additional shares of K2’s common stock at $13.91 per share, exercisable within five years. The proceeds from the sale were used to pay down a portion of K2’s Senior Notes outstanding.

On March 25, 2003, K2 refinanced its Credit Line, Purchase Facility and Senior Notes by entering the Facility as discussed above. The Facility is expandable to $230 million subject to certain conditions. The Facility has a $75 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by substantially all of K2’s assets. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility bear an initial interest rate at a rate equal to the prime rate plus 0.50%, or a LIBOR interest rate plus 2.50%, and the Facility has an unused commitment fee of 0.375% per year. In addition to the Facility, K2 also obtained a three-year $20 million term loan from certain banks participating in the Facility bearing interest at an initial rate equal to the LIBOR rate plus 4.00% per annum, payable in equal monthly installments over the three year period. The Facility and term loan include various covenants, including requirements that K2 maintain a minimum debt service coverage ratio and tangible net worth, as well as limiting annual capital expenditures and certain investment activities. The proceeds of the Facility were used to pay off the outstanding borrowings under the Purchase Facility, the remaining balances outstanding under the Senior Notes, and to securitize outstanding standby and trade letters of credit under the Credit Line through their original maturity dates. In conjunction with the refinancing, K2 will expense approximately $2.2 million ($1.4 million, or $.08 per diluted share, after tax) in the 2003 first quarter of capitalized debt costs related to the Credit Line, Purchase Facility and Senior Notes, an additional $4.7 million will be paid in cash and expensed ($3.1 million, or $.17 per diluted share, after tax) for a make-whole premium related to the prepayment of the senior notes.

K2 believes that the credit availability under the Facility, together with cash flows from operations and the sale of the convertible subordinated debentures in February 2003 will be sufficient for K2’s business needs during 2003. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets, other than accounts receivable sold pursuant to the Purchase Facility, are subject to security interests pursuant to the Facility.

For further information regarding K2’s borrowings, see Note 7 to Notes to Consolidated Financial Statements.

Environmental Matters

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2002 and 2001, K2 had recorded an estimated liability of approximately $1,308,000 and $745,000, respectively, for environmental liabilities and made no provision for insurance recovery. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies.

The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe this matter will have a material adverse effect on K2’s financial position, cash flows or results of operations.

Newly Adopted Accounting Standards

Effective January 1, 2002, K2 adopted new accounting standards on “Business Combinations,” and “Goodwill and Other Intangible Assets.” The Business Combination changes require the use of the purchase method of accounting for business combinations and eliminates the pooling-of interests method. The changes require that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead reviewed at least annually for impairment, and more often when impairment indicators are present. In addition, this new accounting standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Had K2 adopted the new goodwill accounting on the first day of 2001, amortization expense for the year ended December 31, 2001 would have been lowered by approximately $2.6 million, and the net loss for that period would have decreased by the same amount (or $.14 per diluted share) to $5.1 million. Had K2 adopted the new goodwill accounting on the first day of 2000, amortization expense for the year ended December 31, 2000 would have been reduced by approximately $2.4 million, and the net income for that period would have increased by the same amount (or $.13 per diluted share) to $19.0 million. The adoption of this new standard resulted in an increase in operating income through a reduction of amortization expense of approximately $2.6 million for the year ended December 31, 2002.

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

In August 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. These new standards will be prospectively applied for exit or disposal activities initiated after December 31, 2002. If exit or disposal activities are initiated after that date, SFAS No. 146 will affect the timing of the recognition of the related costs. K2 does not expect the adoption of this standard to have a significant impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. K2 will be required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its financial statements for fiscal 2003 and must also provide the disclosures in the quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003.

Effective January 1, 2002, K2 adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 did not have an impact on K2’s financial statements.

In 2000 and 2001, the FASB Emerging Issues Task Force issued several changes to the accounting for incentives to customers resulting in K2 recording such items as deductions from sales rather than selling expense. The impact of K2’s adoption of these changes on the financial statements was immaterial.

Critical Accounting Policies

K2’s discussion and analysis of its financial condition and results of operations are based upon K2’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires K2 to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

Discussed below are several significant accounting policies, which require the use of judgments and estimates that may materially affect the consolidated financial statements.

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

Accounts Receivable and Allowances

Accounts receivable are the result of K2’s worldwide sales activities. Although K2’s credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 2002 and 2001, K2’s receivables from sporting goods retailers who sell skis, skates, snowboards and bikes, before giving consideration to receivables sold during the 2001 year, amounted to 60% and 59%, respectively, of total receivables. K2 generally does not require collateral and performs periodic credit evaluations to manage its credit risk.

K2 evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of K2’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. During the year ended

December 31, 2002, certain customers of K2 in the United States, Europe and Japan experienced financial deterioration resulting in an increase in the allowance for doubtful accounts of $2.5 million.

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations. In 2001, K2 recorded a total charge of approximately $9.3 million, relating to the write-down in the value of small-wheeled products as the result of a significant softening of the market for such products during the year, and for inventory disposals resulting from the closure of certain manufacturing facilities and an additional $1.0 million in 2002.

Income Taxes

Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. K2 then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is unlikely, a valuation allowance must be established. A significant portion of K2’s deferred tax assets relate to net operating loss carryforwards for both domestic and foreign purposes. The realization of these assets is based upon estimates of future taxable income. In those jurisdictions where the realization of these carryforwards is not likely, a valuation allowance has been established. If actual results are less favorable than those projected by management, additional income tax expense may be required.

Pensions

K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. As of December 31, 2001, K2’s assumption related to the discount rate, projected compensation increases and expected return on assets was 7.25%, 4.00% and 9.00%, respectively. Due to the declining stock market and interest rate environment in 2002, K2 lowered its discount rate and expected return on assets assumptions to 6.75% and 8.75%, respectively, at December 31, 2002. A continued variance in the discount rate, expected return on plan assets and rate of compensation increase could have a significant impact on the pension costs recorded.

Due to the declines in the stock market, actual asset returns on K2’s pension assets during the 2001 year did not meet K2’s assumption of 2001 expected returns. This resulted in 2002 pension expense being higher than 2001 pension expense by approximately $300,000 which is reflected in the current year’s general and administrative expenses. For the 2002 year, market conditions remained unsteady which resulted in negative asset returns on the pension assets for the 2002 year. These negative returns will result in an increase in 2003 pension expense of approximately $1.5 million. In addition, K2 anticipates there will be an additional reduction in the discount rate assumption, which will result in an additional increase to 2003 pension expense of approximately $500,000. Finally, as a result of the declines in the pension asset values, K2 estimates a required cash contribution of approximately $3.0 million to the pension plans in 2004.

Based on the negative asset returns realized during 2002, the accumulated benefit obligation of the pension plans exceeded the fair value of the plan assets by $13.1 million at December 31, 2002. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholder’s equity, of $7.5 million ($4.9 million, net of taxes). Based on this amount recorded, K2 had $12.6 million of net long-term pension liabilities as of December 31, 2002, consisting of $13.1 million in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.5 million.

Foreign Currency Translation

The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the year. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from year to year have been reported in the other comprehensive income or loss account in shareholders’ equity. To the extent assets and liabilities of the foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than those related to intercompany accounts and investments deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

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

Statement Regarding Forward Looking Disclosure

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These represent K2’s beliefs concerning future events, including, but not limited to, the following: future sales and earnings, market trends for products sold by K2, retail inventory levels, product acceptance and demand, growth efforts, cost reduction efforts, margin enhancement efforts, product development efforts, success of new product introductions, dependence on foreign manufacturing, foreign exchange fluctuations, future acquisitions and dispositions, successful integration of acquired businesses, debt reduction and overall market trends. All such forward-looking statements involve substantial risks and uncertainties. Actual results could differ materially by reason of a number of factors, many of which are outside of K2’s control. Among such factors are the following:

•	K2’s strategic plan involving growth through the acquisition of other companies may not succeed. K2’s strategic plan involves rapid growth through the acquisition of other companies. Such growth involves a number of risks, including: difficulties related to combining previously separate businesses into a single unit; the substantial diversion of management’s attention from day-to-day operations; the assumption of liabilities of an acquired business (including unforseen liabilities); the failure to realize anticipated benefits such as cost savings and revenue enhancements; the risks of either highly leveraging or engaging in dilutive issuances of equity securities in order to fund the acquisitions; the potentially substantial transaction costs associated with acquisitions; and difficulties related to assimilating the products, personnel and systems of an acquired business.

•

Current and future financings may place a significant debt burden on K2.    Draws on K2’s Facility to accommodate the additional working capital requirements of Rawlings and to fund future acquisitions, as well as potential future financings, may substantially increase K2’s current indebtedness. Among other things, such increased indebtedness could: adversely affect K2’s ability to expand its business, market its products and make investments in capital expenditures; adversely affect the cost and availability of funds from commercial lenders, debt financing transactions and other sources; adversely affect the ability of K2 to pursue its acquisition strategy; and create competitive disadvantages compared to other companies with lower debt levels.

•	Financial Conditions of Customers. A large portion of K2 sales are to sporting goods retailers. Many of K2’s smaller retailers and some larger retailers are not strongly capitalized. Adverse conditions in the sporting goods retail industry can adversely impact the ability of retailers to purchase K2 products, or could force retailers to insist upon credit terms that would involve significant risks of nonpayment.

•	International operations may seriously harm K2’s financial condition because of weak foreign economies and the effect of foreign exchange rate fluctuations. K2’s revenue from international operations was approximately 32% of total revenue for fiscal 2002, and approximately 26% of K2’s sales are denominated in foreign currencies. K2 expects that revenues from its international operations will continue to account for a significant portion of its total revenues. K2’s international operations are subject to a variety of risks, including: recessions in foreign economies; currency conversion risks and currency fluctuations; limitations on repatriation of earnings; reduced protection of intellectual property rights in some countries; social, political and economic instability; the adoption and expansion of government trade restrictions; unfavorable political developments affecting international trade; and unexpected changes in regulatory requirements.

•	Reliance on Overseas Manufacturing. The majority of K2 products are manufactured in China. In the event of hostilities with Iraq or North Korea, disruptions of international trade or shipping could adversely affect the availability or cost of K2 products. In addition, any disruption of relations between the United States and China could negatively affect the cost and availability of products manufactured in China.

•	Acts of war or terrorism may have an adverse effect on K2’s business. Acts of war or terrorism may have an adverse effect on the economy generally, and more specifically on K2’s business. Among various other risks, such occurrences have the potential to significantly decrease consumer spending on leisure products and activities and/or could adversely impact K2’s ability to consummate future debt or equity financings.

•	Competitive developments and initiatives by K2’s competitors. New product introductions, financial incentives to retailers, the affects of excess industry capacity and other initiatives by K2 competitors could weaken the market position of K2 products.

•	Rapid changes in marketing strategies, product design, styles and tastes. Consumer demand for recreational products is strongly influenced by matters of taste and style. K2’s success is dependent, in significant part, on its ability to keep abreast of, and lead, such changes.

•	Weather. Sales of K2’s recreational products are strongly influenced by the weather. Poor snow conditions in the winter or summer conditions unfavorable to outdoor sports can adversely affect sales of important K2 products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Fluctuations in foreign currency exchange rates can affect K2’s earnings and cash flows. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over quarterly time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected first quarter 2003 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

K2 INC.

STATEMENTS OF CONSOLIDATED OPERATIONS

	Year Ended December 31
	2002	2001	2000
	(Thousands, except per share figures)
Net sales	$582,159	$589,519	$665,562
Cost of products sold	411,620	429,338	462,242

Gross profit	170,539	160,181	203,320
Selling expenses	86,394	103,688	108,274
General and administrative expenses	48,393	43,028	42,952
Research and development expenses	8,469	12,184	13,271

Operating income	27,283	1,281	38,823
Interest expense	8,966	13,631	14,814
Other income, net	(253)	(375)	(191)

Income (loss) from continuing operations before provision (credit) for income taxes	18,570	(11,975)	24,200
Provision (credit) for income taxes	6,500	(4,271)	7,502

Income (loss) from continuing operations	12,070	(7,704)	16,698
Discontinued operations, net of taxes	—	—	(119)

Net income (loss)	$12,070	$(7,704)	$16,579

Basic earnings (loss) per share of Common Stock:
Continuing operations	$0.67	$(0.43)	$0.93
Discontinued operations	—	—	(0.01)

Net income (loss)	$0.67	$(0.43)	$0.92

Diluted earnings (loss) per share of Common Stock:
Continuing operations	$0.67	$(0.43)	$0.93
Discontinued operations	—	—	(0.01)

Net income (loss)	$0.67	$(0.43)	$0.92

Basic shares of Common Stock outstanding	17,941	17,940	17,949
Diluted shares of Common Stock outstanding	17,994	17,940	18,040

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED BALANCE SHEETS

	At December 31
	2002	2001
	(Thousands, except number of shares)
ASSETS
Current Assets
Cash and cash equivalents	$11,228	$11,416
Accounts receivable, net	143,062	99,803
Inventories, net	144,246	169,969
Deferred taxes	17,225	16,606
Prepaid expenses and other current assets	8,163	9,381

Total current assets	323,924	307,175

Property, Plant and Equipment
Land and land improvements	1,641	1,641
Buildings and leasehold improvements	30,786	30,241
Machinery and equipment	135,793	134,831
Construction in progress	1,717	3,462

	169,937	170,175
Less allowance for depreciation and amortization	106,574	101,771

	63,363	68,404
Other Assets
Intangibles, principally goodwill, net	43,382	41,068
Other	7,741	6,753

Total Assets	$438,410	$423,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank loans	$6,261	$5,016
Accounts payable	44,915	46,015
Accrued payroll and related	17,459	14,316
Other accruals	29,815	28,189
Current portion of long-term debt	16,852	5,886

Total current liabilities	115,302	99,422
Long-term pension liabilities	12,553	3,725
Long-term debt	73,007	97,828
Deferred taxes	6,252	7,768

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 40,000,000 shares, issued shares—18,679,146 in 2002 and 18,676,146 in 2001	18,679	18,676
Additional paid-in capital	143,365	143,346
Retained earnings	96,193	84,123
Employee Stock Ownership Plan and stock option loans	(1,380)	(1,582)
Treasury shares at cost, 747,234 in 2002 and 2001	(9,107)	(9,107)
Accumulated other comprehensive loss	(16,454)	(20,799)

Total Shareholders’ Equity	231,296	214,657

Total Liabilities and Shareholders’ Equity	$438,410	$423,400

See notes to consolidated financial statements

K2 INC.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Employee Stock Ownership Plan and Stock Option Loans	Treasury Shares, at Cost	Accumulated Other Comprehensive Loss	Total
	(Thousands, except per share figures)
Balance at December 31, 1999	$18,673	$143,326	$75,248	$(1,975)	$(8,992)	$(7,760)	$218,520
Net income for the year 2000			16,579				16,579
Translation adjustments						(8,606)	(8,606)
Net unrealized gain on derivative instruments						472	472

Comprehensive income							8,445
Repurchase of shares					(53)		(53)
Exercise of stock options	1	5					6
Stock option loan repayments				60			60
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				270			270

Balance at December 31, 2000	18,674	143,331	91,827	(1,645)	(9,045)	(15,894)	227,248
Net loss for the year 2001			(7,704)				(7,704)
Translation adjustments						(5,344)	(5,344)
Net unrealized gain on derivative instruments						439	439

Comprehensive loss							(12,609)
Repurchase of shares					(62)		(62)
Exercise of stock options	2	15					17
Stock option loan repayments				54			54
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				9			9

Balance at December 31, 2001	18,676	143,346	84,123	(1,582)	(9,107)	(20,799)	214,657
Net income for the year 2002			12,070				12,070
Translation adjustments						9,719	9,719
Change in additional minimum pension liability						(4,904)	(4,904)
Net unrealized loss on derivative instruments						(470)	(470)

Comprehensive income							16,415
Exercise of stock options	3	19					22
Stock option loan repayments				53			53
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				149			149

Balance at December 31, 2002	$18,679	$143,365	$96,193	$(1,380)	$(9,107)	$(16,454)	$231,296

See notes to consolidated financial statements

K2 INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(Thousands)
Operating Activities
Income (loss) from continuing operations	$12,070	$(7,704)	$16,698
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation of property, plant and equipment	13,237	13,525	11,907
Amortization of intangibles	1,320	2,683	2,413
Deferred taxes and income taxes receivable	(2,135)	(3,298)	1,035
Increase (decrease) in long-term pension liabilities	8,828	(244)	755
Changes in operating assets and liabilities:
Accounts receivable, net	12,682	27,511	14,766
Repurchase of previously securitized receivables	(51,827)	(21,268)	—
Increase in receivables sold under asset securitization facility	—	—	23,095
Inventories, net	28,215	4,958	(7,457)
Prepaid expenses and other current assets	1,218	(2,808)	(1,520)
Accounts payable	432	(1,542)	1,336
Payrolls and other accruals	(2,776)	3,820	(12,259)

Net cash provided by continuing operations	21,264	15,633	50,769

Investing Activities
Property, plant and equipment expenditures	(8,281)	(12,604)	(14,738)
Disposals of property, plant and equipment	147	797	1,547
Purchases of businesses, net of cash acquired	(1,100)	(4,581)	—
Other items, net	230	447	(499)

Net cash used in investing activities	(9,004)	(15,941)	(13,690)

Financing Activities
Borrowings under long-term debt	65,750	158,318	131,000
Payments of long-term debt	(105,307)	(129,034)	(168,730)
Borrowings under accounts receivable purchase facility	25,702	—	—
Net increase (decrease) in short-term bank loans	1,245	(20,751)	(31,156)
Exercise of stock options	22	17	—
Net repayments by Employee Stock Ownership Plan	140	—	245

Net cash provided by (used in) financing activities	(12,448)	8,550	(68,641)

Net increase (decrease) in cash and cash equivalents from continuing operations	(188)	8,242	(31,562)

Discontinued Operations
Loss from discontinued operations	—	—	(119)
Net proceeds received from sale of discontinued operation	—	—	24,360
Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operations:
Depreciation and amortization	—	—	1,357
Capital expenditures	—	—	(237)
Other items, net	—	—	(46)

Cash provided by discontinued operations	—	—	25,315

Net increase (decrease) in cash and cash equivalents	(188)	8,242	(6,247)
Cash and cash equivalents at beginning of year	11,416	3,174	9,421

Cash and cash equivalents at end of year	$11,228	$11,416	$3,174

See notes to consolidated financial statements

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1—Summary of Significant Accounting Policies

Organization

K2 is a premier, branded consumer products company with a primary focus on sporting goods and other recreational products as well as certain niche industrial products. Sporting goods represented $437.4 million, or 75.1%, of K2’s 2002 consolidated net sales, other recreational products represented $35.6 million in 2002 net sales, and K2’s manufacturing and supply of selected industrial products, had sales of $109.2 million in 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of K2 and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

K2 maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year end is stated as of December 31. The years ended December 31, 2002, 2001 and 2000 consisted of 52 weeks.

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

Foreign Currency Translation

The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the year. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from year to year have been reported in the other comprehensive income or loss account in shareholders’ equity. To the extent assets and liabilities of the foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than those related to intercompany accounts and investments deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Cash Equivalents

Short-term investments (including any debt securities) that are part of K2’s cash management portfolio are classified as cash equivalents carried at amortized cost. These investments are liquid, are of limited credit risk and have original maturities of three months or less when purchased. The carrying amount of cash equivalents approximates market.

Accounts Receivable and Allowances

Accounts receivable are the result of K2’s worldwide sales activities. Although K2’s credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 2002 and 2001, K2’s receivables from sporting goods retailers who sell skis, skates, snowboards and bikes, before giving consideration to receivables sold during the 2001 year, amounted to 60% and 59%, respectively, of total receivables. K2 generally does not require collateral and performs periodic credit evaluations to manage its credit risk.

During 2001 and 2000, K2 sold trade receivables under a domestic accounts receivable securitization facility, in which K2 retained servicing responsibilities. Unlike the prior asset securitization program which was in effect prior to March 2002, financing obtained pursuant to the new purchase facility (“Purchase Facility”) is treated in K2’s financial statements as a borrowing. As of December 31, 2002, financings under the Purchase Facility totaled $25.7 million and are classified as long-term debt as K2 believes the amount outstanding at December 31, 2002 is equal to or less than the minimum amount expected to be outstanding during the next twelve months. As of December 31, 2001, accounts receivable of $51.8 million were sold under the prior asset securitization program, and were reflected as a reduction of accounts receivable. The purchasers of the receivables had no recourse to K2’s other assets for failure of customers to pay when due. The costs incurred by K2 associated with sales under the prior facility for the years ended December 31, 2002 and 2000 totaled approximately $2.8 million and $4.0 million, respectively. These expenses were included in interest expense.

K2 evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of K2’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in an additional charge to expenses when made. During the year ended December 31, 2002, certain customers of K2 in the United States, Europe and Japan experienced financial deterioration resulting in an increase in the allowance for doubtful accounts of $2.5 million.

Accounts receivable are net of allowances for doubtful accounts of $7,838,000 and $5,316,000 at December 31, 2002 and 2001, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations. In 2001, K2 recorded a total charge of approximately $9.3 million, relating to the write-down in the value of small wheeled products as the result of a significant softening of the market for such products during the year, and for inventory disposals resulting from the closure of certain manufacturing facilities and an additional $1.0 million during 2002.

Long-Lived Assets

Long-lived assets, including, among others, amortizable intangible assets and property, plant and equipment and are reviewed periodically to determine if the carrying values are impaired. K2 evaluates the recoverability of the carrying amount of these long-lived assets (including fixed assets, trademarks and goodwill) at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments, if any, would be recognized in income from operations. K2 uses judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. The reasonableness of K2’s judgment could significantly affect the carrying value of our long-lived assets.

Goodwill

Goodwill arising from acquisitions was amortized on a straight-line basis over a period ranging from 15 to 40 years through December 31, 2001. Effective January 1, 2002, goodwill is no longer amortized but is instead reviewed at least annually for impairment, and more often when impairment indicators are present. Had K2 adopted the new goodwill accounting on the first day of 2001, amortization expense for the twelve months ended December 31, 2001 would have been lowered by approximately $2.6 million, and the net loss for that period would have decreased by the same amount (or $.14 per diluted share) to $5.1 million. Had K2 adopted the new goodwill accounting on the first day of 2000, amortization expense for the twelve months ended December 31, 2000 would have been lowered by approximately $2.4 million, and the net income for that period would have increased by the same amount (or $.13 per diluted share) to $19.0 million.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets, ranging from 3 to 20 years. In 2001, K2 wrote down certain equipment and facilities no longer in use in connection with the closing of certain domestic manufacturing locations.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The following activity related to product warranty liabilities for the years ended December 31, 2002, 2001 and 2000:

	For the Year Ended December 31
	2002	2001	2000
	(Thousands)
Balance at January 1	$2,237	$2,409	$2,971
Charged to costs and expenses	5,043	5,148	5,694
Amounts charged to reserve	(4,326)	(5,320)	(6,256)

Balance at December 31	$2,954	$2,237	$2,409

Income Taxes

Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. K2 then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is unlikely, a valuation allowance must be established. A significant portion of K2’s deferred tax assets relate to net operating loss carryforwards for both domestic and foreign purposes. The realization of these assets is based upon estimates of future taxable income. In those jurisdictions where the realization of these carryforwards is not likely, a valuation allowance has been established. If actual results are less favorable than those projected by management, additional income tax expense may be required.

Pensions

As described in Note 10, K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets.

Stock-Based Compensation and Other Equity Instruments

K2 and its subsidiaries account for employee and directors’ stock option grants using the intrinsic method. Generally, the exercise price of K2’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than the fair value, K2 records compensation expense over the vesting period of the option. The pro forma effects of using the fair value method for its option plans is described in the Note 13.

Shipping and Handling Costs

K2 reports freight billed to customers (‘freight recovery”) as a component of net sales and related freight costs are reflected primarily in selling expenses.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2002, 2001 and 2000 amounted to $17,064,000, $23,765,000 and $25,209,000, respectively.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Research and Development

Research and development costs are charged to research and development expense as incurred.

Other Income, net

Other income includes interest income, royalties and other miscellaneous income.

Earnings Per Share

Basic earnings per share (“EPS”) are determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, using the treasury stock method. The dilutive effects of stock options included in the dilutive EPS calculation at December 31, 2002 and 2000 were 696,000 and 1,000,000, respectively. During 2002, 2001 and 2000, the computation of diluted EPS did not include the options to purchase 1,226,000, 1,953,000 and 1,057,000 shares of common stock, respectively, because their inclusion would have been anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation as required by the Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products.” As a result, certain vendor incentives are now reflected as a reduction of net sales rather than included in selling expenses. The amount of vendor incentives reported in net sales for the years ended December 31, 2002, 2001 and 2000 was $4,133,000, $5,947,000 and $5,224,000, respectively.

Newly Adopted Accounting Standards

Effective January 1, 2002, K2 adopted new accounting standards on “Business Combinations,” and “Goodwill and Other Intangible Assets.” The Business Combination changes require the use of the purchase method of accounting for business combinations and eliminates the pooling-of interests method. The changes to goodwill require that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead reviewed at least annually for impairment, and more often when impairment indicators are present. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Had K2 adopted the new goodwill accounting on the first day of 2001, amortization expense for the twelve months ended December 31, 2001 would have been lowered by approximately $2.6 million, and the net loss for that period would have decreased by the same amount (or $.14 per diluted share) to $5.1 million. Had K2 adopted the new goodwill accounting on the first day of 2000, amortization expense for the twelve months ended December 31, 2000 would have been lowered by approximately $2.4 million, and the net income for that period would have increased by the same amount (or $.13 per diluted share) to $19.0 million. The adoption of SFAS No. 142 resulted in an increase in operating income through a reduction of amortization expense of approximately $2.6 million for the twelve months ended December 31, 2002.

In accordance with these new standards, while amortization of goodwill and assets with indefinite lives is no longer recorded, these accounts must be reviewed for impairment, at least annually, or when events indicate that an impairment exist. K2 completed the impairment tests in the first quarter of 2002 and continues to review the

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

accounts for impairment on an on-going basis. K2 estimates the fair value of its reporting units by using a discounted cash flow analysis.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. These new standards will be prospectively applied for exit or disposal activities initiated after December 31, 2002. If exit or disposal activities are initiated after that date, SFAS No. 146 will affect the timing of the recognition of the related costs. K2 does not expect the adoption of this standard to have a significant impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. K2 will be required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its financial statements for fiscal 2003 and must also provide the disclosures in the quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending March 31, 2003. . The following table illustrates the effect on net income (loss) and earnings (loss) per share if K2 had applied the fair value recognition provisions of SFAS No. 123 to all its outstanding stock option plans as of December 31:

	2002	2001	2000
	(Thousands)
Earnings (loss) from continuing operations:
As reported	$12,070	$(7,704)	$16,698
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(540)	(1,064)	(1,793)

Pro forma	$11,530	$(8,768)	$14,905

Basis earnings (loss) per common share from continuing operations:
As reported	$0.67	$(0.43)	$0.93
Pro forma	$0.64	$(0.49)	$0.83
Basis earnings (loss) per common share from continuing operations:
As reported	$0.67	$(0.43)	$0.93
Pro forma	$0.64	$(0.49)	$0.83

Effective January 1, 2002, K2 adopted “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 did not have an impact on K2’s financial statements.

Note 2—Charges Against Earnings

In ongoing cost reduction moves initiated in 1999, K2 completed the move of its remaining ski production to China in 2001, closing the Washington ski manufacturing facility during 2001. In addition, three other smaller manufacturing facilities were shut down in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production also moving overseas.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

In addition to the factory closures, K2 experienced a substantial industry-wide slowdown of sales of small-wheeled products in 2001, including primarily scooters and in-line skates, necessitating a downsizing of K2’s small-wheeled products operation. The factory closures, coupled with the downsizing activities, have resulted in the reduction of approximately 600 positions worldwide. In conjunction with the closures and downsizing activities, K2 recorded a pre-tax charge in 2001 of $18.0 million, primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. Approximately $5.0 million of the total amount was a charge to earnings that resulted in or will result in a cash payment. Approximately $15.6 million of the charge was included in cost of products sold and approximately $2.4 million was included in general and administrative expenses.

The following table summarizes the activity in 2001 and 2002:

	Facilities & Equipment	Inventory	Severance and Related	Subtotal	Other Downsizing	Total
	(Thousands)
2001 Charges	$3,179	$9,266	$4,389	$16,834	$1,166	$18,000
Utilized in 2001:
Cash	—	—	3,104	3,104	537	3,641
Non-cash write down	—	9,266	—	9,266	—	9,266
Non-cash disposal	3,179	—	—	3,179	529	3,708

	3,179	9,266	3,104	15,549	1,066	16,615
Balance December 31, 2001	—	—	1,285	1,285	100	1,385
Utilized in 2002:
Cash	—	—	1,165	1,165	100	1,265

Balance December 31, 2002	$—	$—	$120	$120	$—	$120

Of the remaining cash charges not utilized at December 31, 2002, K2 anticipates such amounts will be settled by the end of the 2003 first quarter, resulting in a cash outlay of $0.1 million.

Note 3—Discontinued Operations

On September 10, 1998, K2 adopted a plan to dispose of its Simplex building products division as part of K2’s strategic focus on the core sporting goods and other recreational businesses. Accordingly, Simplex is shown in the accompanying consolidated financial statements as discontinued operations.

On June 30, 2000, K2 completed the sale of the assets and business of Simplex. Consideration included $24.4 million in cash and the assumption of certain liabilities by the buyer. The loss on disposal of Simplex was $1,157,000, net of a tax benefit of $623,000, and included costs of disposal and reserves related to the retention of certain liabilities by K2.

Income from discontinued operations is net of taxes of $560,000 for the year ended December 31, 2000. Net sales from discontinued operations of $32,739,000 for the year ended December 31, 2000 were excluded from consolidated net sales in the accompanying consolidated statements of income.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 4—Acquisitions

In 2002, K2 acquired certain assets of a weed trimmer line business. The net cash purchase price was approximately $1.1 million and was accounted for using the purchase method of accounting.

In 2001, K2 acquired certain assets of a resistat business from BASF. The net cash purchase price was approximately $4.5 million and was accounted for using the purchase method of accounting.

Note 5—Inventories

Inventories consisted of the following at December 31:

	2002	2001
	(Thousands)
Finished goods	$104,204	$135,623
Work in process	10,741	11,788
Raw materials	29,301	22,558

Total inventories	$144,246	$169,969

Note 6—Intangible Assets

The components of intangible assets consisted of the following:

	December 31 2002	December 31 2001
	(Thousands)
Intangibles subject to amortization:
Net carrying amount:
Patents and Trademarks	$1,873	$1,616

Goodwill not subject to amortization (by segment):
Net carrying amount:
Sporting goods	37,224	35,629
Other recreational	1,059	1,524
Industrial	3,226	2,299

	41,509	39,452
Total intangible assets, net	$43,382	$41,068

Amortization expense of intangible assets subject to amortization will be approximately $300,000 per year over the next five years.

Note 7—Borrowings and Other Financial Instruments

On February 14, 2003, K2 completed a transaction with k1 Ventures Ltd., a Singapore-based investment company, in which K2 sold $25.0 million of 7.25% convertible subordinated debentures due March 2010. The debentures are initially convertible into 2,097,315 shares of K2 common stock at $11.92 per share. Pursuant to the agreement, k1 Ventures also received warrants to purchase 524,329 additional shares of K2’s common stock at $13.91 per share, exercisable within five years. The proceeds from the sale were used to pay down a portion of K2’s senior notes outstanding at December 31, 2002.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

On March 25, 2003, K2 refinanced its Credit Line, Purchase Facility and Senior Notes by entering a three-year, $205 million revolving Credit Facility (“Facility”) expiring on March 31, 2006 with several banks and other financial institutions. The Facility is expandable to $230 million subject to certain conditions. The Facility has a $75 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by substantially all of K2’s assets. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility bear an initial interest rate at a rate equal to the prime rate plus 0.50%, or a LIBOR interest rate plus 2.50%, and the Facility has an unused commitment fee of 0.375% per year. In addition to the Facility, K2 also obtained a three-year $20 million term loan from certain banks participating in the Facility bearing interest at an initial rate equal to the LIBOR rate plus 4.00% per annum, payable in equal monthly installments over the three year period. The Facility and term loan include various covenants, including requirements that K2 maintain a minimum debt service coverage ratio and tangible net worth, as well as limiting annual capital expenditures and certain investment activities. The proceeds of the Facility were used to pay off the outstanding borrowings under the Purchase Facility, the remaining balances outstanding under the Senior Notes, and to securitize outstanding standby and trade letters of credit under the Credit Line through their original maturity dates. In conjunction with the refinancing, K2 will expense approximately $2.2 million ($1.4 million, or $.08 per diluted share, after tax) in the 2003 first quarter of capitalized debt costs related to the Credit Line, Purchase Facility and Senior Notes and an additional $4.7 million will be paid in cash and expensed ($3.1 million, or $.17 per diluted share, after tax) for a make-whole premium related to the prepayment of the senior notes.

At December 31, 2002, K2’s principal long-term borrowing facility was a $75 million revolving Credit Line (“Credit Line”), secured by substantially all of the assets of K2, other than domestic accounts receivable which are sold pursuant to the Purchase Facility described below. The Credit Line was due on December 31, 2003. Additionally, K2 had a five year, $75 million accounts receivable purchase facility (“Purchase Facility”) that was put in place in March 2002.

At December 31, 2002, there were no borrowings and $20.5 million of letters of credit outstanding under the Credit Line. At December 31, 2001, borrowings and letters of credit under the Credit Line totaled $26.5 million and $7.8 million, respectively, and the effective interest rate of such borrowings was 4.68%. Pursuant to the terms of the Credit Line, an additional $54.5 million was available for borrowing at December 31, 2002.

The Purchase Facility was a five-year domestic accounts receivable arrangement, under which K2 can sell with limited recourse, an undivided interest in designated pools of accounts receivable in an amount not to exceed $75 million. The originators of the receivables sell the receivables through a subsidiary of K2 to a conduit, which then issues commercial paper and charges K2 interest based on the commercial paper rate plus a spread. The interest rate, including the spread, at December 31, 2002 was 2.00%.

Unlike the prior asset securitization program which was in effect prior to March 2002, financing obtained pursuant to the Purchase Facility is treated in K2’s financial statements as a borrowing. As of December 31, 2002, financings under the Purchase Facility totaled $25.7 million and are classified as long-term debt as K2 believes the amount outstanding at December 31, 2002 is equal to or less than the minimum amount expected to be outstanding during the next twelve months. As of December 31, 2001, accounts receivable of $51.8 million were sold under the prior asset securitization program, and was reflected as a reduction of accounts receivable. The costs incurred by K2 associated with sales under the prior facility for the years ended December 31, 2001 and 2000 totaled $2,816,000 and $3,995,000, respectively. The expenses are included in interest expense. Pursuant to the terms of the Purchase Facility, $56.9 million was available for borrowing at December 31, 2002.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

At December 31, 2002, K2 had $11.5 million outstanding under foreign lines of credit, with an additional $4.2 million available for borrowing at December 31, 2002. One of the foreign subsidiaries’ lines of credit totaling $5.2 million have been converted to long-term facilities and the remaining lines are short-term. The short-term lines generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries’ local currencies. At December 31, 2002, interest rates on the foreign lines of credit ranged from 1.5% to 11.85%. The weighted average interest rates on the foreign lines of credit as of December 31, 2002 and 2001 were 1.9% and 3.6%, respectively.

K2 had a total of $23.6 million of letters of credit outstanding as of December 31, 2002.

The principal components of long-term debt at December 31 were:

	2002	2001
	(Thousands)
Notes payable due in seven equal annual principal installments through 2009 with semi-annual interest payable at 9.01%	$50,000	$50,000
Notes payable due in six equal annual principal installments through 2004 semi-annual interest payable at 8.89%	8,892	13,336
$75 million five-year secured bank revolving credit line due December 31, 2003, interest payments due at LIBOR plus 1.00% to 3.25% and a commitment fee of 0.225% to 0.50% on the unused portion of the line through December 31, 2003	—	26,500
$75 million three-year accounts receivable securitization due March 31, 2007, interest payments due at prevailing commercial paper rates plus 0.60% and a commitment fee of 0.25% on the unused portion of the facility	25,702	—
Foreign lines of credit	5,255	13,818
Other	10	60

	89,859	103,714
Less—amounts due within one year	16,852	5,886

	$73,007	$97,828

The principal amount of long-term debts contractually maturing in each of the five years ended December 31 following 2002 are:

(Thousands)
2003	$16,852
2004	11,591
2005	7,143
2006	7,143
2007	32,845
Thereafter	14,285

$89,859

Interest paid on short- and long-term debt for the years ended December 31, 2002, 2001 and 2000 was $9.0 million, $13.6 million and $14.8 million, respectively.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The credit facilities limit K2’s ability to pay cash dividends and make stock repurchases. As of December 31, 2002, $12.0 million of retained earnings were free of such restrictions.

The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged, which approximate market rates. The fair value of the $50.0 million 9.01% notes payable, based on quoted market interest rates, is $53.7 million as compared to a carrying amount of $50.0 million. The fair value of the $8.9 million 8.89% notes payable, based on quoted market interest rates, is $8.8 million as compared to a carrying amount of $8.9 million.

K2, including its foreign subsidiaries, enters forward exchange contracts to hedge certain firm and anticipated purchase commitments, which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce K2’s risk of fluctuating exchange rates. K2’s forward contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce K2’s exposure to identified risks. The ineffective portion of derivative transactions was not material to the results of operations for the year ended December 31, 2002. At December 31, 2002, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $14.0 million. At December 31, 2002, the fair value of these contracts was a loss of $470,000, which was reflected, net of taxes, as a decrease to other comprehensive income. The fair value of these contracts will be recognized in cost of products sold when the related inventory is sold. Counterparties on foreign exchange contracts expose K2 to credit losses in the event of non-performance, but K2 does not anticipate non-performance based on the credit ratings of the financial institutions.

Note 8—Income Taxes

Income (loss) from continuing operations before provision (credit) for income taxes for the years ended December 31 was taxed under the following jurisdictions:

	2002	2001	2000
	(Thousands)
Domestic	$(8,900)	$(5,926)	$13,598
Foreign	27,470	(6,049)	10,602

	$18,570	$(11,975)	$24,200

The schedule of pretax income for 2002 above reflects an intercompany transfer pricing adjustment which resulted in an increase to K2’s foreign taxable income, and a decrease to K2’s domestic taxable income. K2 has filed a request with the Internal Revenue Service (“IRS”) for approval of the intercompany transfer pricing adjustment. Once IRS approval has been received, K2 will seek the approval of the foreign taxing jurisdiction. Obtaining approval from the respective taxing jurisdictions would result in the utilization of net operating losses in foreign jurisdictions, and the recovery of prior taxes paid in the United States. K2 will continue to file its United States and foreign tax returns using this transfer pricing adjustment. Although K2 has received tentative refunds as a result of the adjustment, the full tax benefit of such refunds has not been included into income until certain contingencies are resolved. Therefore, K2 has recorded $4.8 million of the refunds as a current liability, pending the outcome of the discussions with the taxing jurisdictions. Final approval of this transfer pricing adjustment could generate a significant reduction to K2’s effective tax rate in the future.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Components of the provision (credit) for income taxes applicable to continuing operations for the three years ended December 31 are:

	2002		2001		2000
	Current	Deferred	Current	Deferred	Current	Deferred
	(Thousands)
Federal	$(2,062)	$(859)	$(1,115)	$(1,592)	$2,265	$2,324
State	238	(25)	(280)	(24)	524	105
Foreign	7,349	1,859	1,112	(2,372)	1,900	384

	$5,525	$975	$(283)	$(3,988)	$4,689	$2,813

The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

	2002	2001	2000
	(Percent)
Statutory federal income tax rate	35.0	(35.0)	35.0
State income tax effect, net of federal benefit	0.7	1.0	1.7
Valuation allowance and foreign earnings	(2.6)	(7.8)	(5.9)
Other	1.9	6.1	0.2

	35.0	(35.7)	31.0

No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are considered to be permanently reinvested. At December 31, 2002, foreign subsidiaries had unused operating loss carryforwards of approximately $14.0 million which begin to expire in 2009, or carries forward indefinitely. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation allowance has been recognized to offset the portion of the deferred tax assets arising from such carryforwards not likely to be usable in the near future. Approximately $4.0 million of foreign net deferred tax assets are not provided for with a valuation allowance and the realization of this asset is dependent upon achieving sufficient future taxable income in the foreign jurisdiction.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Deferred tax assets and liabilities are comprised of the following at December 31:

	2002	2001
	(Thousands)
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	$5,443	$6,101
Trademark amortization	547	450
Other	262	1,217

Deferred tax liabilities	6,252	7,768
Deferred tax assets:
Insurance accruals	1,436	1,026
Tax effect of foreign loss carryforwards	4,949	7,704
Tax effect of domestic loss carryforwards	3,760	3,995
Bad debt reserve	1,468	1,018
Inventory reserve	1,275	924
Restructure and contingency reserves	2,514	4,761
Pension accrual	5,559	2,405
Other	3,346	3,372

	24,307	25,205
Valuation allowance	7,082	8,599

Current deferred tax assets	17,225	16,606

Deferred tax assets, net	$10,973	$8,838

At the acquisition date of Ride Inc. (“Ride”) in 1999, Ride had $30.2 million of federal net operating loss carryovers. The ability of K2 to utilize these losses to reduce future tax due is subject to an annual Internal Revenue Code §382 limitation. Accordingly, K2 currently estimates the amount realizable would be a maximum of $13.1 million over the twenty year carryforward period. For financial reporting purposes, the realization of these carryovers reduces goodwill recorded from the acquisition of Ride. During 2002, K2 recorded a reduction of goodwill of $0.5 million for the estimated amount of Ride’s operating loss carryover likely to be utilized in the near future. For 2002, K2 recorded a $2.6 million deferred tax asset related to additional minimum pension liability included as a component of other comprehensive income (see Note 10).

No income taxes were paid for the year ended December 31, 2001. Income taxes paid, net of refunds, in the years ended December 31, 2002 and 2000 were $1.5 million and $9.4 million, respectively.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 9—Commitments and Contingencies

Future minimum payments under noncancelable operating leases as of December 31, 2002 are as follows:

(Thousands)
2003	$4,154
2004	2,733
2005	1,372
2006	1,235
2007	1,003
Thereafter	875

$11,372

Leases are primarily for rentals of facilities, and about two-thirds of these contain rights to extend the terms from one to ten years.

Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $6,871,000, $6,901,000 and $6,691,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. A single supplier manufactures major portions of K2’s in-line skates. K2 believes alternate sources for these products could be found.

K2 is subject to various legal actions and proceedings in the normal course of business. While the ultimate outcome of these matters cannot be predicted with certainty, management does not believe these matters will have a material adverse effect on K2’s financial statements.

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2002 and 2001, K2 had recorded an estimated liability of approximately $1,308,000 and $745,000, respectively, for environmental liabilities and made no provision for insurance recovery. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

provided, management does not believe this matter will have a material adverse effect on K2’s financial statements.

Note 10—Pension Plans and Other Benefit Plans

K2 sponsors several trusteed non-contributory defined benefit pension plans covering most of its employees. Benefits are generally based on years of service and the employee’s highest average compensation for five consecutive years during the years of credited service. Contributions are intended to provide for benefits attributable to service to date and service expected to be provided in the future. K2 funds these plans in accordance with the Employee Retirement Income Security Act of 1974.

K2 also sponsors defined contribution pension plans covering most of its domestic employees. Contributions by K2 for the defined contribution plans are determined as a percent of the amounts contributed by the respective employees. During 2002, 2001 and 2000, K2 expensed contributions of $626,000, $745,000 and $816,000, respectively, related to these plans.

Due to declines in the stock market, actual asset returns on K2’s non-contributory defined benefit pension assets during the 2001 year did not meet K2’s assumption of 2001 expected returns. This resulted in 2002 pension expense being higher than 2001 pension expense by approximately $300,000 which is reflected in the current year’s general and administrative expenses. For the 2002 year, market conditions remained unsteady which resulted in negative asset returns on the pension assets for the 2002 year. These negative returns will result in an increase in 2003 pension expense of approximately $1.5 million. In addition, K2 anticipates there will be an additional reduction in the discount rate assumption, which will result in an additional increase to 2003 pension expense of approximately $500,000. Finally, as a result of the declines in the pension asset values, K2 estimates a required cash contribution of approximately $3 million to the pension plans will be required in 2004.

Based on the negative asset returns realized during 2002, the accumulated benefit obligation of the pension plans exceeded the fair value of the plan assets by $13.1 million at December 31, 2002. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s stockholder’s equity, of $7.5 million ($4.9 million, net of taxes). Based on this amount recorded, K2 had $12.6 million of net long-term pension liabilities as of December 31, 2002, consisting of the $13.1 million in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.5 million.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The following table sets forth the defined benefit plans’ funded status and amounts recognized in K2’s consolidated balance sheets at December 31:

	Pension Plan
	2002	2001
	(Thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$56,159	$52,532
Service cost	1,519	1,595
Interest cost	4,094	3,991
Actuarial loss	4,325	456
Benefits paid	(2,567)	(2,415)

Benefit obligation at end of year	$63,530	$56,159

Change in Plan Assets
Fair value of plan assets at beginning of year	$50,067	$52,821
Actual return on fair value of plan assets	(4,300)	(339)
Benefits paid	(2,567)	(2,415)

Fair value of plan assets at end of year	43,200	50,067

Funded status of the plan	(20,330)	(6,092)
Unrecognized prior service cost	523	568
Unrecognized actuarial loss	14,799	1,799

Accrued benefit cost	$(5,008)	$(3,725)

Amounts recognized in the statement of financial position consists of:
Prepaid benefit cost	$271	$231
Accrued benefit liability	(5,279)	(3,956)
Additional minimum liability	(8,068)	—
Intangible asset	523	—
Accumulated other comprehensive income	7,545	—

	$(5,008)	$(3,725)

Weighted Average Assumptions
Discount rate	6.75%	7.25%
Expected return on plan assets	8.75%	9.00%
Rate of compensation increase	4.00%	4.00%

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Net pension cost consisted of the following for the year ended December 31:

	Pension Plan
	2002	2001	2000
	(Thousands)
Net Periodic Cost
Service cost	$1,519	$1,595	$1,670
Interest cost	4,094	3,991	4,010
Expected return on plan assets	(4,406)	(4,659)	(5,840)
Amortization of prior service cost	76	73	88
Amortization of transition asset	—	(51)	(285)
Amortization of loss (gain)	—	(1)	(241)

Net periodic cost	$1,283	$948	$(598)

Note 11—Other Comprehensive Loss

The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2000	$(16,366)	$—	$472	$(15,894)
Currency translation adjustment	(4,872)	—	—	(4,872)
Reclassification adjustment for amounts recognized in cost of sales	—	—	(472)	(472)
Change in fair value of derivatives, net of $197 in taxes	—	—	439	439

Balance at December 31, 2001	(21,238)	—	439	(20,799)
Currency translation adjustment	10,158	—	—	10,158
Change in additional minimum pension liability liability, net of $2,639 in taxes	—	(4,904)	—	(4,904)
Reclassification adjustment for amounts recognized in cost of sales	—	—	(439)	(439)
Change in fair value of derivatives, net of $253 in taxes	—	—	(470)	(470)

Balance at December 31, 2002	$(11,080)	$(4,904)	$(470)	$(16,454)

The earnings associated with K2’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Note 12—Quarterly Operating Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(Millions, except per share figures)
2002
Net sales from continuing operations	$147.5	$157.2	$149.8	$127.7	$582.2
Gross profit	42.1	45.3	47.5	35.6	170.5
Net income	$3.8	$3.8	$3.9	$0.6	$12.1

Basic earnings per share
Net income	$0.21	$0.21	$0.22	$0.03	$0.67

Diluted earnings per share
Net income	$0.21	$0.21	$0.21	$0.03	$0.67

Cash dividend per share—none
Stock prices:
High	$7.60	$10.25	$10.00	$11.01	$11.01
Low	$6.32	$6.55	$7.50	$6.40	$6.32

	Quarter
	First	Second	Third(a)	Fourth	Year(b)
	(Millions, except per share figures)
2001
Net sales from continuing operations	$171.5	$143.1	$148.1	$126.8	$589.5
Gross profit	49.0	45.2	30.5	35.5	160.2
Net income (loss)	$3.2	$2.3	$(10.7)	$(2.5)	$(7.7)

Basic earnings (loss) per share
Net income (loss)	$0.18	$0.13	$(0.59)	$(0.14)	$(0.43)

Diluted earnings (loss) per share
Net income (loss)	$0.17	$0.13	$(0.59)	$(0.14)	$(0.43)

Cash dividend per share—none
Stock prices:
High	$9.75	$11.43	$11.99	$8.74	$11.99
Low	$7.75	$7.80	$5.40	$5.31	$5.31

(a)	Gross profit and net income are $46.1 and $1.0, respectively, before downsizing costs totaling $18.0 ($11.7 net of taxes). See Note 3 to Notes to Consolidated Financial Statements.
(b)	Gross profit and net income are $175.8 and $4.0, respectively, before downsizing costs totaling $18.0 ($11.7 net of taxes). See Note 3 to Notes to Consolidated Financial Statements.

Note 13—Stock Options

Under K2’s 1999 and 1994 Incentive Stock Option Plans (‘1999 Plan” and “1994 Plan”, respectively), options may be granted to eligible directors and key employees of K2 and its subsidiaries at not less than 100% of the market value of the shares on the dates of grant. No further options may be granted under the 1994 Plan.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The 1999 Plan permits the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established at the dates of grant.

K2 is authorized, at the discretion of the Compensation Committee, to provide loans to non-officered employees in connection with the exercise of stock options under the 1999 and 1994 Plans. At December 31, 2002 and 2001, there was one loan outstanding totaling $38,500 to a key employee made to enable the exercise of stock options, and accrued interest outstanding. The amount of this loan is shown as a reduction of shareholders’ equity. This loan is collateralized by the underlying shares of stock issued and bear interest.

Options granted, exercised and forfeited for the 1999 Plan and 1994 Plan were as follows:

		Exercise Price
	Shares	Low	High	Weighted Average
Options outstanding at December 31, 1999	1,289,111	7.50	29.88	16.40
Granted	906,000	7.13	8.56	7.22
Forfeited	(251,050)	7.13	29.88	15.07

Options outstanding at December 31, 2000	1,944,061	7.13	29.88	12.30
Granted	83,000	7.75	8.76	8.32
Exercised	(2,500)	7.13	7.13	7.13
Forfeited	(134,600)	7.13	29.88	15.29

Options outstanding at December 31, 2001	1,889,961	7.13	29.88	11.91
Granted	40,000	7.30	7.30	7.30
Forfeited	(69,831)	7.13	26.50	11.43

Options outstanding at December 31, 2002	1,860,130	7.13	29.88	11.83

At December 31, 2002, 2001 and 2000, stock options to purchase 1,483,380, 1,178,511 and 865,661 were exercisable at weighted average prices of $12.97, $14.66 and $17.85, respectively. At December 31, 2002, 609,325 shares of common stock were reserved for issuance under the Plans.

K2 uses the intrinsic-value method of accounting for stock-based awards granted to employees. Accordingly, K2 has not recognized compensation expense for its stock-based awards to employees. Had K2 elected to adopt the fair value approach, net income (loss) and basic and diluted earnings (loss) per share would have been $11,530,000, $.64 and $.64, respectively, for the year ended December 31, 2002, ($8,768,000), $(.49) and $(.49), respectively, for the year ended December 31, 2001 and $14,905,000, $.83 and $.83, respectively, for the year ended December 31, 2000. The pro forma effect was calculated using Black-Scholes option valuation model, and the following assumptions were utilized.

	2002	2001	2000
Risk free interest rate	1.07%	1.85%	4.75%
Expected life	5 years	5 years	5 years
Expected volatility	.449	.436	.394
Expected dividend yield	—	—	—

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

years. Since changes in the subjective assumptions used in the Black-Scholes model can materially affect the fair value estimate, management believes the model does not provide a reliable measure of the fair value of its options.

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$7.13 to $8.76	1,109,000	$7.37	7.19 years	732,250	$7.39
$10.63 to $17.25	395,130	12.95	4.38 years	395,130	12.95
$21.50 to $29.88	356,000	24.49	4.14 years	356,000	24.49

Note 14—Shareholders’ Equity

Preferred Stock

Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 2002 and 2001.

Employee Stock Ownership Plan

K2 has an Employee Stock Ownership Plan (“ESOP”), which covers substantially all of its domestic non-union employees with at least one year of service. As of December 31, 2002, the trust was indebted to K2 in the aggregate amount of $180,000 in connection with stock purchases made from 1982 through 1984 of which 35,327 shares with an aggregate market value of $332,073 as of December 31, 2002 remained unallocated to participants. These loans are repayable over the next one to two years with interest at prime plus 1/2%, not to exceed 18%, and the unallocated shares will be released to participants proportionately as these loans are repaid. Allocated shares as of December 31, 2002 totaled 1,230,158.

Additionally, the trust was indebted to K2 in the amount of $1,100,000 at December 31, 2002 and 2001, in connection with distributions made to terminating participants of the plan.

Shareholders’ equity has been reduced by the amounts of the loans and any payments made by K2 on behalf of the trust. The payments, made by K2 on behalf of the trust, which at December 31, 2002 totaled $60,000, are being amortized to expense over the lives of the loans.

The amount of K2’s annual contribution to the ESOP is at the discretion of K2’s Board of Directors. K2 made a contribution of $150,000 to the ESOP in 2002. No contributions were made in 2001. ESOP expense, including amortization of the foregoing payments, was $263,000, $301,000 and $203,000 in 2002, 2001 and 2000, respectively.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Preferred Stock Rights

Rights are outstanding which entitle the holder of each share of Common Stock of K2 to buy one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock at an exercise price of $60.00 per one one-hundredth of a share, subject to adjustment. The rights are not separately tradable or exercisable until a party either acquires, or makes a tender offer resulting in ownership of, at least 15% of K2’s common shares. If a person becomes the owner of at least 15% of K2’s outstanding common shares (an “Acquiring Person”), each holder of a right other than such Acquiring Person and its affiliates is entitled, upon payment of the then-current exercise price per right (the “Exercise Price”), to receive shares of Common Stock (or Common Stock equivalents) having a market value of twice the Exercise Price. If K2 subsequently engages in a merger, a business combination or an asset sale with the Acquiring Person, each holder of a right other than the Acquiring Person and its affiliates is thereafter entitled, upon payment of the Exercise Price, to receive stock of the Acquiring Person having a market value of twice the Exercise Price. At any time after any party becomes an Acquiring Person, the Board of Directors may exchange the rights (except those held by the Acquiring Person) at an exchange ratio of one common share per right. Prior to a person becoming an Acquiring Person, the rights may be redeemed at a redemption price of one cent per right, subject to adjustment. The rights are subject to amendment by the Board.

Note 15—Segment Data

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The information presented below is as of or for the year ended December 31.

	Net Sales to Unaffiliated
	Customers			Intersegment Sales			Operating Profit (Loss)
	2002	2001	2000	2002	2001	2000	2002	2001		2000
	(Millions)
Sporting goods	$437.4	$439.5	$504.7	$68.2	$54.0	$39.5	$27.8	$(0.9	)(a)	$32.2
Other recreational	35.6	39.8	42.2	1.5	2.2	0.7	(6.6)	(5.9	)(b)	(2.7)
Industrial	109.2	110.2	118.7	0.4	0.8	1.5	9.4	11.5	(c)	12.7

Total segment data	$582.2	$589.5	$665.6	$70.1	$57.0	$41.7	30.6	4.7		42.2

Corporate expenses, net							(3.0)	(3.1)		(3.2)
Interest expense							9.0	13.6		14.8

Income (loss) from continuing operations before income taxes							$18.6	$(12.0)		$24.2

(a)	2001 includes a charge of $16.3 million for restructuring and downsizing costs
(b)	2001 includes a charge of $1.5 million for restructuring and downsizing costs
(c)	2001 includes a charge of $0.2 million for restructuring and downsizing costs

	Identifiable Assets			Depreciation and Amortization			Capital Expenditures
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(Millions)
Sporting goods	$319.4	$298.2	$306.9	$9.7	$12.0	$10.4	$7.7	$10.9	$12.1
Other recreational	25.1	33.0	32.3	0.9	0.7	0.9	0.1	0.5	0.7
Industrial	69.1	63.0	61.7	3.2	3.2	2.8	0.5	1.2	1.9

Total segment data	413.6	394.2	400.9	13.8	15.9	14.1	8.3	12.6	14.7
Corporate	19.0	26.8	23.2	0.8	0.3	0.2

Total continuing operations	432.6	421.0	424.1	14.6	16.2	14.3	8.3	12.6	14.7

Discontinued operations	—	—	—	—	—	1.4	—	—	0.2

Total	$432.6	$421.0	$424.1	$14.6	$16.2	$15.7	$8.3	$12.6	$14.9

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

	2002	2001	2000
	(Millions)
Net sales by location
North America	$411.0	$397.5	$433.0
Europe	113.4	130.5	157.2
Asia	57.8	61.5	75.4

Total net sales	$582.2	$589.5	$665.6

Assets
North America	$315.6	$303.5	$276.8
Europe	72.4	75.1	99.0
Asia	44.6	42.4	48.3

Total assets	$432.6	$421.0	$424.1

Long-lived assets
North America	$85.3	$92.6	$93.6
Europe	10.3	7.4	8.4
Asia	11.6	9.5	6.8

Total long-lived assets	$107.2	$109.5	$108.8

Note 16—Subsequent Events

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), a designer, manufacturer and marketer of equipment and apparel for baseball, basketball and football, in an all-stock merger transaction. Under the terms of the merger, each share of Rawlings common stock was converted into 1.080 shares of common stock of K2. Based on the number of common shares outstanding of Rawlings, approximately 8.8 million shares of K2’s common stock were issued to the Rawlings shareholders, and the purchase price of the transaction was valued at approximately $71 million plus the assumption of long-term and seasonal working capital debt. This transaction will be accounted for under the purchase method of accounting, accordingly the purchased assets and liabilities will be recorded at their estimated fair values at the date of acquisition. The preliminary purchase price allocation is estimated to result in an excess of cost over net tangible assets acquired, to be determined during April 2003 based on K2’s final evaluation of the net tangible assets. This preliminary allocation assumes the excess purchase price will be allocated to goodwill, and is thus not amortized, however the final allocation could include identifiable intangible assets with finite and indefinite lives separate from goodwill. Should there be assets with finite lives, those assets would be subject to amortization resulting in additional amortization expense. The final allocation of the purchase price will also be completed during April 2003 based on K2’s final evaluation of such assets and liabilities. The results of the operations of Rawlings will be included in the consolidated financial statements of K2 beginning with the date of acquisition.

K2 INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders:

K2 Inc.

We have audited the accompanying consolidated balance sheets of K2 Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, K2 Inc. changed its method of accounting for goodwill in 2002, in accordance with Statement of Financial Accounting Standard No. 142.

Los Angeles, California

February 20, 2003, except for Note 7 and Note 16,

    as to which the date is March 26, 2003

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of K2

Name	Position	Age
Richard J. Heckmann	Chairman of the Board and Chief Executive Officer	59
J. Wayne Merck	Executive Vice President and Chief Operating Officer	43
John J. Rangel	Senior Vice President-Finance	49
David G. Cook	Vice President; President of Stearns	65
Timothy C. Cronin	Vice President; President of Hilton Corporate Casuals	52
David H. Herzberg	Vice President; President of Shakespeare Industrial Products Group	60
James A. Vandergrift	Vice President	52
David Y. Satoda	Vice President	37
Diana C. Crawford	Secretary	35

Mr. Heckmann has been Chief Executive Officer of the Company since October 2002 and Chairman of the Board of the Company since April 2000. Mr. Heckmann retired as Chairman of Vivendi Water, an international water products group of Vivendi S.A., a worldwide utility and communications company with headquarters in France, in June 2001. Mr. Heckmann was Chairman, President and Chief Executive Officer of United States Filter Corporation, a worldwide provider of water and wastewater treatment systems and services, from 1990 to 1999.

Mr. Rangel, a CPA, has been Senior Vice President-Finance of K2 for more than the past five years.

Mr. Merck has been Chief Operating Officer of K2 since October 2002 and was Executive Vice President—Operations of K2 from July 2000 through September 2002. Mr. Merck was Vice President of K2 from January 1, 1996 to July 2000 and president of Shakespeare Composites & Electronics since June 1996. Mr. Merck was president of K2’s former Anthony Pools business from February 1994 to June 1996.

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

Except as noted in the following paragraph the information called for by Items 10, 11, 12 and 13 have been omitted because on or before April 30, 2003, the Company will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items set forth in that proxy statement is incorporated herein by reference.

The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of the this Report on Form 10-K.

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer and Senior Vice President—Finance, of the effectiveness of the design and operation of K2’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and the Senior Vice President—Finance have concluded that K2’s disclosure controls and procedures are effective in timely alerting them to material information relating to K2 (including its consolidated subsidiaries) required to be included in K2’s periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in K2’s internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

(a-1)  Financial Statements (for the three years ended December 31, 2002 unless otherwise stated):

(a-2)  Consolidated financial statement schedule:

II—Valuation and qualifying accounts	60

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

(10)  Material contracts

(a)  Securities Purchase Agreement dated as of November     , 2002, among K2 Inc. and the purchasers set forth on the signature pages thereto, filed as Item 7, Exhibit 4.1 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(1)  Form of Convertible Subordinated Debenture—Exhibit A to the Securities Purchase Agreement, filed as Item 7, Exhibit 4.2 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(2)  Form of Stock Purchase Warrant—Exhibit B to the Securities Purchase Agreement, filed as Item 7, Exhibit 4.3 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(3)  Registration Rights Agreement—Exhibit C to the Securities Purchase Agreement, filed as Item 7, Exhibit 4.4 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(b)  Credit Agreement dated as of March 25, 2003 among K2 Inc. and certain of its subsidiaries party hereto as the Borrowers and the Guarantors, the Financial Institutions named herein as the lenders, and Bank One, N.A., as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, JP Morgan Chase Bank as Documentation Agent, LaSalle Bank National Association and Fleet Capital Corporation, as co-agents.

(c)  Pledge and Security Agreement dated as of March 25, 2003, among K2 Inc. and Debtors set forth on the signature pages thereto, and Bank One, N.A.

(d)  Executive compensation plans and arrangements:

(1)(i)  Retirement agreement dated November 20, 1995 between K2 Inc. and B.I. Forester, filed as Exhibit (10)(d)(1)( i) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

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

(4)  Anthony Industries, Inc. Non-Employee Directors’ Benefit Plan effective May 1, 1992, filed as Item 6, Exhibit (a)(28) of Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.

(5)  Anthony Industries, Inc. Corporate Officers’ Medical Expense Reimbursement Plan, as amended through October 22, 1993, effective August 15, 1974, filed as Exhibit (10)(c)(5) to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(6)  Anthony Industries, Inc. Directors’ Medical Expense Reimbursement Plan, as amended through October 22, 1993, effective January 1, 1993, filed as Exhibit (10)(c)(6) to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(7)  K2 Inc. Executive Officers’ Incentive Compensation Plan adopted August 5, 1993 as amended December 17, 1996, filed as Exhibit 10(d)(7) to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

(12)  Severance and Consulting Agreement by and between Richard M. Rodstein and K2 Inc. dated as of October 11, 2002.

(e)(l)(1)  Asset Purchase Agreement dated February 16, 1996 among General Aquatics, Inc., KDI Sylvan Pools, Inc. as Buyer, and Anthony Industries, Inc., as Seller, filed as Item 7, Exhibit 99(A) to Form 8-K filed March 21, 1996 and incorporated herein by reference.

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

(4)  Agreement and Plan of Merger dated as of December 15, 2002 among K2 Inc., Rawlings Sporting Goods Company, Inc., and Lara Acquisition Sub, filed as Item 7, Exhibit 2.1 to Form 8-K filed December 17, 2002 and incorporated herein by reference.

(21)  Subsidiaries

(23)  Consent of Independent Auditors

99.1  Certifications of the Chief Executive Officer and Senior Vice President—Finance pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed in the fourth quarter of 2002:

Report on Form 8-K dated December 15, 2002 containing K2’s press release dated December 16, 2002 announcing the execution of the Agreement and Plan of Merger (“Merger Agreement”) by and among K2, Rawlings Sporting Goods Company, Inc., and Lara Acquisition Sub, pursuant to which Rawlings Sporting Goods Company, Inc. agreed to merge with a wholly owned subsidiary of K2 subject to the terms and conditions described in the Merger Agreement.

(c)  Refer to (a-3) above.

(d)  Refer to (a-2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 INC.

Date: March 31, 2003	By:	/s/ RICHARD J. HECKMANN
Richard J. Heckmann Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. HECKMANN Richard J. Heckmann	Chief Executive Officer and Chairman of the Board	March 31, 2003

/s/ JOHN J. RANGEL John J. Rangel	Senior Vice President—Finance (Principal Finance and Accounting Officer)	March 31, 2003

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 31, 2003

/s/ WILFORD D. GODBOLD, JR. Wilford D. Godbold, Jr.	Director	March 31, 2003

/s/ ROBIN E. HERNREICH Robin E. Hernreich	Director	March 31, 2003

/s/ LOU HOLTZ Lou Holtz	Director	March 31, 2003

/s/ STEWART M. KASEN Stewart M. Kasen	Director	March 31, 2003

/s/ ALFRED E. OSBORNE, JR. Alfred E. Osborne, Jr.	Director	March 31, 2003

/s/ DAN QUAYLE Dan Quayle	Director	March 31, 2003

Edward M. Ryan	Director	March 31, 2003

K2 INC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

		Additions		Deductions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquisitions Accounted for as a Purchase	Amounts Charged to Reserve Net of Reinstatements	Balance at End of Year
Year ended December 31, 2002
Allowance for doubtful items	$5,316	$5,391	$—	$2,869	$7,838

	$5,316	$5,391	$—	$2,869	$7,838

Year ended December 31, 2001
Allowance for doubtful items	$6,969	$1,149	$—	$2,802	$5,316

	$6,969	$1,149	$—	$2,802	$5,316

Year ended December 31, 2000
Allowance for doubtful items	$6,572	$3,314	$—	$2,917	$6,969

	$6,572	$3,314	$—	$2,917	$6,969

CERTIFICATIONS

I, Richard J. Heckman, Chairman and Chief Executive Officer of K2 Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of K2 Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/ RICHARD J. HECKMANN
Richard J. Heckmann Chairman and Chief Executive Officer

I, John J. Rangel, Senior Vice President—Finance of K2 Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of K2 Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/ JOHN J. RANGEL
John J. Rangel Senior Vice President—Finance