Form 10-Q
period 2003-03-31
K2 INC
filed 2003-05-14
CIK 6720

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003	Commission File No. 1-4290

K2 INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-2077125
(State of Incorporation)	(I.R.S. Employer Identification No.)

2051 Palomar Airport Road Carlsbad, California	92009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (760) 494-1000

Former name, former address and former fiscal year, if changed since last report:

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2003

Common Stock, par value $1	26,813,965 Shares

PART - 1 FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
(Thousands, except per share figures)

	Three months ended March 31

	2003	2002

Net sales	$157,120	$147,463
Cost of products sold	109,976	105,344

Gross profit	47,144	42,119
Selling expenses	23,170	20,474
General and administrative expenses	15,220	13,165

Operating income	8,754	8,480
Interest expense	1,794	2,557
Debt extinguishment costs	6,745	—
Other expense, net	4	9

Income before income taxes	211	5,914
Provision for income taxes	74	2,070

Net income	$137	$3,844

Basic earnings per share:
Net income	$0.01	$0.21

Diluted earnings per share:
Net income	$0.01	$0.21

Basic shares outstanding	18,262	17,939
Diluted shares outstanding	18,471	17,978

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Thousands, except number of shares)

	March 31 2003	December 31 2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$16,717	$11,228
Accounts receivable, net	208,948	143,062
Inventories, net	184,197	144,246
Deferred taxes and income taxes receivable	39,938	17,225
Prepaid expenses and other current assets	10,465	8,163

Total current assets	460,265	323,924
Property, plant and equipment	178,569	169,937
Less allowance for depreciation and amortization	109,192	106,574

	69,377	63,363
Intangible assets, net	87,634	43,382
Other	11,432	7,741

Total Assets	$628,708	$438,410

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$5,422	$6,261
Accounts payable	63,500	44,915
Accrued payroll and related	34,991	17,459
Other accruals	35,240	29,815
Current portion of long-term debt	6,667	16,852

Total current liabilities	145,820	115,302
Long-term pension liabilities	12,553	12,553
Long-term debt	131,342	73,007
Deferred taxes	9,847	6,252
Convertible subordinated debentures	23,364	—
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
Common Stock, $1 par value, authorized 60,000,000 shares, issued shares - 27,441,003 in 2003 and 18,689,310 in 2002	27,441	18,689
Additional paid-in capital	207,986	143,365
Retained earnings	96,330	96,193
Employee Stock Ownership Plan and stock option loans	(1,223)	(1,380)
Treasury shares at cost, 747,234 shares in 2003 and 2002	(9,117)	(9,117)
Accumulated other comprehensive loss	(15,635)	(16,454)

Total Shareholders’ Equity	305,782	231,296

Total Liabilities and Shareholders’ Equity	$628,708	$438,410

See notes to consolidated condensed financial statements.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (Unaudited)
(Thousands)

	Three months ended March 31

	2003	2002

	(unaudited)
Operating Activities
Net Income	$137	$3,844
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	5,634	3,221
Deferred taxes	(2,008)	1,407
Changes in noncash current assets and current liabilities	271	1,550

Net cash provided by operating activities	4,034	10,022
Investing Activities
Property, plant & equipment expenditures	(2,135)	(2,270)
Disposals of property, plant & equipment	(11)	169
Purchase of business, net of cash acquired	(365)	—
Other items, net	1,371	129

Net cash used in investing activities	(1,140)	(1,972)
Financing Activities
Issuance of convertible subordinated debentures	25,000	—
Borrowings under long-term debt	201,842	27,173
Payments of long-term debt	(219,161)	(39,772)
Net increase (decrease) in short-term bank loans	(839)	7,027
Debt issuance costs	(4,247)	—

Net cash provided by (used in) financing activities	2,595	(5,572)

Net increase in cash and cash equivalents	5,489	2,478
Cash and cash equivalents at beginning of year	11,228	11,416

Cash and cash equivalents at end of period	$16,717	$13,894

See notes to consolidated condensed financial statements.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2003

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The balance sheet at March 31, 2003 includes the balance sheet of Rawlings Sporting Goods Company, Inc. (“Rawlings”) which K2 acquired on March 26, 2003 but the December 31, 2002 balance sheet does not include the Rawlings balance sheet.  As a result, certain balance sheet accounts such as accounts receivable, inventories, intangible assets, accounts payable, accrued liabilities, long-term debt and shareholder’s equity show significant increases from December 31, 2002.

The interim financial statements should be read in connection with the financial statements in K2 Inc.’s (“K2’s”) Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - Summary of Significant Accounting Policies

Accounts Receivable and Allowances
Accounts receivable are net of allowances for doubtful accounts of $13,289,000 at March 31, 2003 and $7,838,000 at December 31, 2002.

Inventories
The components of inventories consisted of the following:

	March 31 2003	December 31 2002

	(Thousands)
Finished goods	$137,614	$104,204
Work in process	9,594	10,741
Raw materials	36,989	29,301

	$184,197	$144,246

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
March 31, 2003

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Newly Adopted Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB Statement No. 123, which provides guidance for transition to the fair-value-based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 expanded the disclosure in K2’s interim financial statements, and is not expected to impact K2’s annual disclosure of stock-based compensation.  For further disclosure requirements, see Note 8 to Notes to Consolidated Condensed Financial Statements.

Note 3 - Acquisitions

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), a designer, manufacturer and marketer of equipment and apparel for baseball, basketball and football, in an all-stock merger transaction.  Under the terms of the merger, each share of Rawlings common stock was converted into 1.080 shares of K2 common stock.  Based on the number of common shares outstanding of Rawlings, approximately 8.7 million shares of K2’s common stock were issued to the Rawlings shareholders, and the preliminary purchase price of the transaction valued at approximately $71.6 million plus merger costs estimated to be approximately $4.4 million.  The valuation of the common stock issued in connection with the acquisition was $8.194 per share based on the average of the quoted market price K2 stock for the 5 trading days before the completion of the acquisition.  In connection with the acquisition, K2 paid off Rawlings’ long-term and seasonal working capital debt of approximately $64 million.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
March 31, 2003

Note 3-Acquisitions (Continued)

The transaction was accounted for under the purchase method of accounting, accordingly, the purchased assets and liabilities were recorded at their estimated fair values at the date of acquisition.  The following table summarizes the total preliminary purchase price, preliminary estimated fair values of the assets acquired and liabilities assumed, and the resulting preliminary net intangible asset acquired at the date of the acquisition:

	In thousands

Total purchase price, including merger expenses (a)		$75,938
Total current assets	$103,426
Property, plant and equipment	7,357
Deferred taxes and other assets	17,894

Net tangible assets acquired (b)	128,677
Total liabilities assumed (c)	96,885

Net assets acquired (b) - (c) = (d)		31,792

Net intangible assets acquired (a) - (d)		$44,146

The preliminary purchase price allocation resulted in an excess of the purchase price over net tangible assets acquired of $44.1 million.  Based on an estimated valuation, this excess amount will be allocated to intangible assets with definite and indefinite lives including:  patents; customer relationships; and goodwill not subject to amortization.  The exact breakdown of the allocation or the final descriptions of the categories is subject to the completion of a valuation analysis and should be more complete by the end of the second quarter.  The March 31, 2003 balance sheet of Rawlings was included in the consolidated condensed financial statements of K2 at March 31, 2003.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
March 31, 2003

Note 3-Acquisitions (Continued)

The following summarized unaudited pro forma results of operations of K2 assume the acquisition of Rawlings had occurred as of the beginning of the respective periods.  This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

Pro Forma Information (Unaudited)
(Thousands, except per share amounts)

	For the quarter ended March 31,

	2003	2002

Net sales	$218,133	$218,789
Operating income	$16,502	$18,540
Net income	$4,727	$9,918
Diluted earnings per share	$0.18	$0.37

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
March 31, 2003

NOTE 4 – Intangible Assets

The components of intangible assets consisted of the following:

	March 31 2003	December 31 2002

	(Thousands)
Intangibles subject to amortization:
Net carrying amount:
Patents and trademarks	$1,912	$1,873
Rawlings intangibles in process of valuation	44,146	—
Intangibles not subject to amortization (by segment):
Net carrying amount:
Sporting goods	37,291	37,224
Other recreational	1,059	1,059
Industrial	3,226	3,226

	41,576	41,509
Total intangible assets, net	$87,634	$43,382

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
March 31, 2003

NOTE 5 – Borrowings and Other Financial Instruments

On February 14, 2003, K2 completed a transaction with k1 Ventures Ltd. (“k1”), an unrelated Singapore-based investment company, to which K2 sold $25.0 million of 7.25% convertible subordinated debentures due March 2010.  The debentures are initially convertible into 2,097,315 shares of K2 common stock at $11.92 per share.  Pursuant to the agreement, k1 also received warrants to purchase 524,329 additional shares of K2’s common stock at $13.91 per share, exercisable within five years.  The proceeds from the sale were used to pay down a portion of K2’s senior notes outstanding at December 31, 2002.   In conjunction with the issuance of the warrants to k1, a Black-Scholes option valuation model was used to calculate the fair market value of the warrants.  Based on a risk free interest rate of 2.91%, K2’s stock volatility of 50%,  and the five year term, K2 assigned a fair market value of $3.17 to each warrant, resulting in a total value of the warrants of $1,662,000.  The unamortized fair market value of the warrants is reflected as a reduction of the face amount of the debentures on K2’s balance sheet which will be amortized using the effective interest method through March 2008, thereby increasing the carrying value of the debentures.  The debentures include certain covenants, including that K2 refrain from doing the following: pay dividends; lend money or make advances to unaffiliated persons; and borrow money, each with certain exceptions.

On March 25, 2003, K2 refinanced its revolving credit facility (“Credit Facility) and accounts receivable facility (“Purchase Facility”) by entering a three-year, $205 million revolving credit facility (“Facility”) expiring on March 31, 2006 with several banks and other financial institutions. The Facility is expandable to $230 million subject to certain conditions.  The Facility has a $75 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by substantially all of K2’s assets.  Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates.  Borrowings under the Facility bear an initial interest rate at a rate equal to the prime rate plus 0.50% per year, or a LIBOR interest rate plus 2.50% year, and the Facility has an unused commitment fee of 0.375% per year.  In addition to the Facility, K2 also obtained a three-year $20 million term loan from certain banks participating in the Facility bearing interest at an initial rate equal to the LIBOR rate plus 4.00% per year, payable in equal monthly installments over the three year period.  The Facility and term loan include various covenants, including requirements that K2 maintain a minimum debt service coverage ratio and tangible net worth, as well as limiting annual capital expenditures and certain investment activities.  The proceeds of the Facility and term loan were used to pay off the outstanding borrowings under K2’s Credit Facility, Purchase Facility, the remaining balances outstanding under K2’s senior notes (the “Senior Notes”), and to securitize outstanding standby and trade letters of credit under the Credit Facility through their original maturity dates.  In conjunction with the refinancing, K2 expensed approximately $2.0 million ($1.3 million, or $.07 per diluted share, after tax) in the 2003 first quarter of capitalized debt costs related to the Credit and Purchase Facilities, and an additional $4.7 million ($3.1 million, or $.17 per diluted share, after tax) was paid in cash and expensed for a make-whole premium related to the prepayment of the Senior Notes.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
March 31, 2003

NOTE 5 – Borrowings and Other Financial Instruments (Continued)

At March 31, 2003, there were $118.0 million of borrowings and $34.9 million of letters of credit outstanding under Facility, and $20.0 million of borrowings outstanding under the term loan.  These amounts included approximately $64 million of borrowings related to the payoff of the Rawlings long-term and seasonal working capital upon the acquisition of Rawlings by K2 on March 26, 2003. The borrowings under the Facility and term loan had effective interest rates of 4.75% and 6.25%, respectively.  Pursuant to the terms of the Facility, an additional $28.1 million was available for borrowing at March 31, 2003.

NOTE 6 – Accumulated Other Comprehensive Loss

The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total

	(Thousands)
Balance at December 31, 2002	$(11,080)	$(4,904)	$(470)	$(16,454)
Currency translation adjustment	778	—	—	778
Reclassification adjustment for amounts recognized in cost of sales	—	—	470	470
Change in fair value of derivatives, net of $231 in taxes	—	—	(429)	(429)

Balance at March 31, 2003	$(10,302)	$(4,904)	$(429)	$(15,635)

Total comprehensive income was $0.9 million and $3.4 million for the three months ended March 31, 2003 and 2002, respectively.  Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
March 31, 2003

NOTE 7- Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income by the weighted average number of shares outstanding during the period.  Diluted EPS reflects the potential dilutive effects of stock options and warrants, using the treasury stock method, and of the debentures using the “if converted” method.  The March 31, 2003 computation of diluted EPS included the dilutive effects of 1,080,000 stock options, and excluded 889,000 stock options and 2,097,000 shares and 524,000 warrants from the issuance of the convertible subordinated debentures in February 2003, since their inclusion would have been antidilutive. The March 31, 2002 computation of diluted EPS included the dilutive effects of 419,000 stock options and excluded 1,471,000 stock options since their inclusion would have been antidilutive.

NOTE 8- Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for interim and annual periods beginning after December 15, 2002.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
March 31, 2003

NOTE 8- Stock Based Compensation (Continued)

K2 applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Compensation,” and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. K2 has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation cost been determined based upon the fair value at the grant date for K2’s stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	March 31

	2003	2002

	(Thousands, except per share data percentage data and expected volatility)
Net income as reported	$137	$3,844
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	12	135

	$125	$3,709

Earnings per share:
Basic - as reported	$0.01	$0.21
Basic - pro forma	$0.01	$0.21
Diluted - as reported	$0.01	$0.21
Diluted - pro forma	$0.01	$0.21
Risk free interest rate	1.07%	1.85%
Expected life of options	5 years	5 years
Expected volatility	44.9%	43.6%

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
March 31, 2003

NOTE 9- Segment Information

The segment information presented below is as of March 31:

	Net Sales to Unaffiliated Customers*		Intersegment Sales*		Operating Profit (Loss)*

	2003	2002	2003	2002	2003	2002

	(Millions)
Sporting goods	$116.8	$110.9	$14.2	$15.2	$7.2	$7.6
Other recreational	9.8	8.9	0.7	0.3	(0.7)	(0.6)
Industrial	30.5	27.7	0.1	0.1	3.7	3.2

Total segment data	$157.1	$147.5	$15.0	$15.6	10.2	10.2

Corporate expenses, net					(1.5)	(1.7)
Debt extinguishment costs					(6.7)	—
Interest expense					(1.8)	(2.6)

Income before provision for income taxes					$0.2	$5.9

*	Results for the quarter ended March 31, 2003 do not include the sales or operating profit of Rawlings Sporting Goods Company, Inc. (“Rawlings”). Rawlings was acquired by K2 on March 26, 2003.

NOTE 10 – Contingencies

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

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
March 31, 2003

NOTE 10 – Contingencies (Continued)

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At March 31, 2003 and December 31, 2002, K2 had recorded an estimated liability of approximately $1,375,000 and $1,308,000, respectively, for environmental liabilities and made no provision for insurance recovery.  The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies.  The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe this matter will have a material adverse effect on K2’s financial statements.

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparative First Quarter Results of Operations

Net sales of K2 (excluding Rawlings) for the three months ended March 31, 2003 were $157.1 million as compared with $147.5 million in the year-earlier period.  Net income for the first quarter of 2003 was $0.1 million or $.01 per diluted share as compared with $3.8 million, or $.21 per diluted share, in the first quarter of 2002.

Net Sales.  In the sporting goods segment, net sales totaled $116.8 million in the 2003 first quarter as compared with $110.9 million in the prior year’s first quarter. The overall improvement resulted from increases in sales of Stearns outdoor products of $3.9 million and in-line skates of $3.5 million. Higher sales of Stearns outdoor products were the result of the popularity of children’s flotation devices, towables, Dry Wear products and other industrial and military applications. The improvement in sales of in-line skates reflects K2’s strong market position in the performance skate segment, especially in the German market, and a recovery from an unfavorable mix of sales in 2002.

In the other recreational products segment, net sales increased to $9.8 million as compared to $8.9 million in the prior year’s quarter reflecting increased sales of skateboard shoes of $1.5 million, reflecting strong penetration in core specialty retail stores and an expanded retail distribution network.  This increase was partially offset by lower apparel sales to the advertising specialty market in continued sluggish market conditions.

Net sales of the two businesses in the industrial products group improved to $30.5 million from $27.7 million in the prior year’s quarter.  The sales increase reflected higher shipments of Shakespeare monofilament products of $2.0 million including cutting line and resins, as well as increased sales of military and marine antennas of $0.8 million.

Gross profit.  Gross profits for the first quarter of 2003 increased 11.9% to $47.1 million, or 30.0% of net sales, as compared with $42.1 million, or 28.5% of net sales, in the year ago quarter.  The improvement in gross profit dollars for the quarter was attributable to the increase in first quarter sales volume and an increase in gross profit as a percentage of net sales.  The improvement in gross profit percentage was due to fewer close-out sales in the current year’s quarter as compared to the prior year, as well as continued reduced products costs associated with the China manufacturing facility.

Costs and Expenses.  Selling expenses for the 2003 first quarter were $23.2 million, or 14.8% of net sales, as compared with $20.5 million, or 13.9% of net sales, in the prior year’s first quarter.  General and administrative expenses for the 2003 first quarter were $15.2 million, or 9.7% of net sales, as compared with $13.2 million, or 8.9% of net sales, in the prior year’s first quarter.  The increase in selling expenses was attributable to the increase in sales volume for the 2003 first quarter as compared to the prior year, as well as an additional investment in advertising and marketing dollars for the Shakespeare Fishing Tackle and Stearns brands.  The increase in general and administrative expenses for the 2003 first quarter was primarily attributable to the higher sales volume and higher translated expenses for the 2003 first quarter as the result of stronger foreign currencies relative to the U.S. dollar as compared to 2002

Operating Income.  Operating income for the first quarter improved to $8.8 million, or 5.6% of net sales, as compared to operating income of $8.5 million, or 5.8% of net sales, a year ago.  The improvement in operating income was due to the increase in sales volume and gross profit percentage in the 2003 first quarter as compared to the prior year, partially offset by higher selling, general and administrative expenses.

Interest Expense.  Interest expense declined $0.8 million to $1.8 million in the first quarter of 2003 compared to $2.6 million in the year-earlier period.  The decrease in interest expense was due to lower average borrowings during the 2003 first quarter as compared to the 2002 first quarter.  Lower average borrowings were the result of debt repayments totaling $58.9 million during the second, third and fourth quarters of 2002.

Debt Extinguishment Costs.  In conjunction with K2’s debt refinancing activities in March 2003, K2 expensed approximately $2.0 million ($1.3 million, or $.07 per diluted share, after tax) in the 2003 first quarter of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.1 million, or $.17 per diluted share, after tax) was paid in cash and expensed  for a make-whole premium related to the prepayment of K2’s Senior Notes.  For further discussion of the refinancing activities, see Note 5 to Notes to Consolidated Condensed Financial Statements.

Liquidity and Sources of Capital

K2’s operating activities provided $4.0 million of cash in the current year’s first quarter as compared to $10.0 million in the 2002 first quarter.  The decline in cash from operations was primarily attributable to lower net income levels for the 2003 first quarter as compared to the prior year, as well as an increase in K2’s deferred tax assets, before given effect to the acquisition of Rawlings.  The 2003 lower net income was attributable to the $4.7 million cash payment of a make-whole premium to prepay K2’s Senior Notes.  For further discussion on the refinancing activities, see Note 5 to Notes to Consolidated Condensed Financial Statements.

Net cash used for investing activities was $1.1 million in the current year’s quarter, as compared to $2.0 million in the prior year.  The decrease in cash used in investing activities was due to a decrease in K2’s other assets. There were no material commitments for capital expenditures at March 31, 2003.

Net cash provided by financing activities was $2.6 million in the 2003 first quarter compared with $5.6 million of cash used in the corresponding year-ago quarter.  The cash provided by financing activities in the 2003 first quarter as compared to cash used in the prior year’s quarter was due to the decrease in cash provided from operations in 2003 and the increase in cash used in investing activities, resulting in net borrowings of debt in the 2003 first quarter as compared to net repayments in 2002.  In addition debt issuance costs of $5.9 million were incurred in the 2003 first quarter related to K2’s refinancing activities as discussed in Note 5 to Notes to Consolidated Condensed Financial Statements.

K2’s principal long-term borrowing facility is a $205 million revolving credit facility (“Facility”), secured by all of K2’s U.S., Canadian and U.K. assets, which becomes due on March 31, 2006.  The Facility is also utilized for the issuances of letters of credit.  At March 31, 2003, there were $118.0 million of borrowings under the Facility, $34.9 million of outstanding letter of credit issuances and $28.1 million of available borrowing capacity.  At March 31, 2003, K2 also had a $20.0 million term loan, payable in monthly equal principal payments through March 31, 2006, and $25.0 million of 7.25% convertible subordinated debentures due March 2010. At March 31, 2003, K2 had $5.4 million outstanding under foreign lending arrangements.

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at March 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

			Due in

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(Thousands)
Long-term debt	$138,009	$6,667	$131,342	$—	$—
Convertible subordinated debentures	25,000	—	—	—	25,000
Operating leases	11,372	4,154	4,105	2,238	875

Total contractual cash obligations	$174,381	$10,821	$135,447	$2,238	$25,875

K2 believes that the credit availability under the Facility and term loan, together with cash flow from operations, will be sufficient for K2’s business needs through March 31, 2004.  K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets are the subject of security interests pursuant to existing indebtedness.

Acquisitions

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), a designer, manufacturer and marketer of equipment and apparel for baseball, basketball and football, in an all-stock merger transaction.  For further discussion, see Note 3 to Notes to Consolidated Condensed Financial Statements.

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

Long-Lived Assets

Long-lived assets, including, among others, amortizable intangible assets (including the amortizable intangible assets acquired in the Rawlings acquisition completed in March 2003) and property, plant and equipment and are reviewed periodically to determine if the carrying values are impaired.  K2 evaluates the recoverability of the carrying amount of these long-lived assets  at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments, if any, would be recognized in income from operations. K2 management uses its judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset.  Indefinite lived intangible are assessed for impairment using a combination of discounted cash flows and estimated fair values of the related businesses.

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

Pensions

K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees.  Pension costs and liabilities are actuarially calculated.  These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets.  K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. As of December 31, 2002, K2’s assumption related to the discount rate, projected compensation increases and expected return on assets was 6.75%, 4.00% and 8.75%, respectively.  A variance in the discount rate, expected return on plan assets and rate of compensation increase could have a significant impact on the pension costs recorded.

For the 2002 year, difficult market conditions resulted in negative asset returns on the pension assets for the 2002 year.  These negative returns will result in an increase in 2003 pension expense of approximately $1.5 million as compared to the 2002 year.  The reduction in the discount rate assumption at the end of 2002 is estimated to result in an additional increase to 2003 pension expense of approximately $500,000 as compared to the 2002 year.  Finally, because of the declines in the pension asset values, K2 estimates a required cash contribution of approximately $3.0 million to the pension plans in 2004.

Based on the negative asset returns realized during 2002, the accumulated benefit obligation of the pension plans exceeded the fair value of the plan assets by $13.1 million at December 31, 2002. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholder’s equity, of $7.5 million ($4.9 million, net of taxes) during 2002.  Based on this amount recorded, K2 had $12.6 million of net long-term pension liabilities as of March 31, 2003 and December 31, 2002, consisting of $13.1 million in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.5 million.

Stock-Based Compensation and Other Equity Instruments

K2 and its subsidiaries account for employee and directors’ stock option grants using the intrinsic method.  Generally, the exercise price of K2’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized.  If the option price is less than the fair value, K2 records compensation expense over the vesting period of the option.  For further discussion, see Note 8 to Notes to Consolidated Condensed Financial Statements.

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

Statement Regarding Forward-Looking Disclosure

This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2’s expectations concerning future events, including, but not limited to, the following: statements regarding market trends of products sold by K2, foreign exchange fluctuations, debt reduction, market conditions impacting the pension obligations, inventory levels at retail, product acceptance and demand, growth efforts, cost reduction efforts, margin enhancement efforts, product development efforts, success of new product introductions and overall market trends which involve substantial risks and uncertainties.  K2 cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, weather, economic conditions, the financial condition of K2’s customers, unfavorable political developments, rapid changes in marketing strategies, product design, styles and tastes, competitive pricing and the impact of foreign exchange on product costs, and other risks described in K2’s Annual Report on Form 10-K for the year ended December 31, 2002, in the Annual Report on Form 10-K for the year ended August 31, 2002 of Rawlings Sporting Goods Company, Inc. (other than the risks entitled “Credit Agreement Restrictions” and “Consideration of Strategic Alternatives”), and the section entitled “Risk Factors and Trends Affecting the Combined Company” in the Registration Statement on Form S-4 filed with the Securities Exchange Commission on February 25, 2003.  Additionally, the recent outbreak of the severe acute respiratory syndrome (“SARS”) virus in southern China and Hong Kong could impact K2’s ability to manufacture and source products.  Most of K2’s factories, as well as those with which K2 contracts, are located in southern China and K2’s Asian offices are located in Hong Kong.  Any significant interruption in K2’s ability to send personnel to those areas to inspect and develop product or samples, or a high absenteeism rate at the factories or at K2’s offices, could have an adverse effect on K2’s ability to finalize, manufacture and ship its products.

ITEM 3     Quantitative and Qualitative Disclosures of Market Risk

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

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected second quarter 2003 earnings or cash flows.  This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts.  The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk.  If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above.  In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar.  In reality, some currencies may weaken while others may strengthen.

ITEM 4     Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of K2’s disclosure controls and procedures (“Disclosure Controls”) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that K2’s disclosure controls and procedures are effective in timely alerting them to material information relating to K2 (including its consolidated subsidiaries) required to be included in K2’s periodic SEC filings.  Subsequent to the date of their evaluation, there were no significant changes in K2’s internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	4.1	Form of Convertible Subordinated Indenture is incorporated by reference to Exhibit 4.1 of K2’s Report on Form 8-K filed on February 14, 2003.

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed in the first quarter ended March 31, 2003.

Report on Form 8-K dated February 14, 2003, containing the Company’s press release dated February 14, 2003 announcing the execution of the Securities Purchase Agreement and issuance of $25,000,000 of its 7.25% convertible subordinated debentures.

Report on Form 8-K dated March 12, 2003, under Item 5, containing the Company’s statement in compliance with Regulation FD, that the Company is in continuing discussions with key commercial partners of Rawlings Sporting Goods Company, Inc. (“Rawlings”) with respect to contractual consents and contract amendments in connection with the previously announced merger agreement with Rawlings.

Report on Form 8-K dated March 26, 2003, containing the Company’s press release dated March 26, 2003 announcing the completion of the acquisition of Rawlings Sporting Goods Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly  authorized.

K2 INC.
(registrant)

Date: May 14, 2003	/s/ JOHN J. RANGEL

John J. Rangel Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Richard J. Heckman, Chairman and Chief Executive Officer of K2 Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of K2 Inc.;
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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ RICHARD J. HECKMANN

Richard J. Heckmann Chairman and Chief Executive Officer

CERTIFICATION

I, John J. Rangel, Senior Vice President and Chief Financial Officer of K2 Inc., certify that:

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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ JOHN J. RANGEL

John J. Rangel Senior Vice President and Chief Financial Officer