Form 10-Q
period 2003-06-30
K2 INC
filed 2003-08-14
CIK 6720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003

Commission File No. 1-4290

K2 INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	95-2077125 (I.R.S. Employer Identification No.)

2051 Palomar Airport Road Carlsbad, California (Address of principal executive offices)	92009 (Zip Code)

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

                                     Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                     Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2003

Common Stock, par value $1	27,102,804 Shares

FORM 10-Q QUARTERLY REPORT
PART-1 FINANCIAL INFORMATION

Item 1.	Financial Statements

STATEMENTS OF CONDENSED CONSOLIDATED INCOME
(Thousands, except per share figures)

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

	(Unaudited)
Net sales	$199,671	$157,213	$356,791	$304,676
Cost of products sold	139,454	111,945	249,430	217,289

Gross profit	60,217	45,268	107,361	87,387
Selling expenses	30,444	21,355	53,614	41,829
General and administrative expenses	19,679	15,688	34,899	28,853

Operating income	10,094	8,225	18,848	16,705
Interest expense	2,814	2,310	4,608	4,867
Debt extinguishment costs	—	—	6,745	—
Other expense (income), net	(1,604)	4	(1,600)	13

Income before income taxes	8,884	5,911	9,095	11,825
Provision for income taxes	3,110	2,069	3,184	4,139

Net income	$5,774	$3,842	$5,911	$7,686

Basic earnings per share:
Net income	$0.22	$0.21	$0.27	$0.43

Diluted earnings per share:
Net income	$0.19	$0.21	$0.26	$0.43

Basic shares outstanding	26,832	17,941	21,954	17,940
Diluted shares outstanding	30,733	17,959	23,034	17,954

See notes to consolidated condensed financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except number of shares)

	June 30 2003	December 31 2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$40,876	$11,228
Accounts receivable, net	161,634	143,062
Inventories, net	177,226	144,246
Deferred taxes and income taxes receivable	29,506	17,225
Prepaid expenses and other current assets	9,372	8,163

Total current assets	418,614	323,924
Property, plant and equipment	168,345	169,937
Less allowance for depreciation and amortization	102,588	106,574

	65,757	63,363
Intangible assets, net	101,978	43,382
Other	13,270	7,741

Total Assets	$599,619	$438,410

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$6,124	$6,261
Accounts payable	62,639	44,915
Accrued payroll and related	24,875	17,459
Other accruals	46,123	29,815
Current portion of long-term debt	6,667	16,852

Total current liabilities	146,428	115,302
Long-term pension liabilities	12,553	12,553
Long-term debt	11,666	73,007
Deferred taxes	11,063	6,252
Convertible subordinated debentures	97,834	—
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued Common Stock, $1 par value, authorized 60,000,000 shares, issued shares -27,755,590 in 2003 and 18,689,310 in 2002	27,756	18,689
Additional paid-in capital	214,874	143,365
Retained earnings	102,104	96,193
Employee Stock Ownership Plan and stock option loans	(1,209)	(1,380)
Treasury shares at cost, 747,234 shares in 2003 and 2002	(9,117)	(9,117)
Accumulated other comprehensive loss	(14,333)	(16,454)

Total Shareholders’ Equity	320,075	231,296

Total Liabilities and Shareholders’ Equity	$599,619	$438,410

See notes to consolidated condensed financial statements.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Thousands)

	Six months ended June 30

	2003	2002

	(Unaudited)
Operating Activities
Net Income	$5,911	$7,686
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Gain on sale of operating division	(1,504)	—
Depreciation and amortization	10,095	7,180
Deferred taxes	559	1,938
Repurchase of previously securitized receivables	—	(51,827)
Changes in noncash current assets and current liabilities	48,180	29,899

Net cash provided by (used in) operating activities	63,241	(5,124)
Investing Activities
Property, plant & equipment expenditures	(7,948)	(5,140)
Disposals of property, plant & equipment	(11)	570
Cash merger costs for business acquisition, net of cash acquired	(3,002)	—
Proceeds received from sale of operating division	19,000	—
Other items, net	2,540	(377)

Net cash provided by (used in) investing activities	10,579	(4,947)
Financing Activities
Issuance of convertible subordinated debentures	100,000	—
Borrowings under long-term debt	338,007	48,375
Net borrowings under (payments on) accounts receivable purchase facility	(25,702)	43,702
Payments of long-term debt	(448,849)	(82,489)
Net increase (decrease) in short-term bank loans	(137)	2,790
Debt issuance costs	(7,491)	—

Net cash provided by (used in) financing activities	(44,172)	12,378

Net increase in cash and cash equivalents	29,648	2,307
Cash and cash equivalents at beginning of year	11,228	11,416

Cash and cash equivalents at end of period	$40,876	$13,723

See notes to consolidated condensed financial statements.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2003

NOTE 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at June 30, 2003 includes the balance sheet of Rawlings Sporting Goods Company, Inc. (“Rawlings”) which K2 acquired on March 26, 2003 but the December 31, 2002 balance sheet does not include the Rawlings balance sheet. As a result, certain balance sheet accounts such as accounts receivable, inventories, deferred taxes, intangible assets, accounts payable, accrued liabilities, common stock and additional paid in capital show significant increases from December 31, 2002.

The interim financial statements should be read in connection with the financial statements in K2 Inc.’s (“K2’s”) Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 – Balance Sheet Details and Summary of Significant Accounting Policies

Accounts Receivable and Allowances

Accounts receivable are net of allowances for doubtful accounts of $7,693,000 at June 30, 2003 and $7,838,000 at December 31, 2002.

Inventories

The components of inventories consisted of the following:

	June 30 2003	December 31 2002

	(Thousands)
Finished goods	$137,322	$104,204
Work in process	6,811	10,741
Raw materials	33,093	29,301

	$177,226	$144,246

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003

NOTE 2 – Balance Sheet Details and Summary of Significant Accounting Policies (Continued)

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

K2 applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. K2 has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation cost been determined based upon the fair value at the grant date for K2’s stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

	(Thousands, except per share data, percentage data and expected life)
Net income as reported	$5,774	$3,842	$5,911	$7,686
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	258	135	269	270

	$5,516	$3,707	$5,642	$7,416

Earnings per share:
Basic - as reported	$0.22	$0.21	$0.27	$0.43
Basic - pro forma	$0.21	$0.21	$0.26	$0.41
Diluted - as reported	$0.19	$0.21	$0.26	$0.43
Diluted - pro forma	$0.18	$0.21	$0.24	$0.41

Risk free interest rate	3.33%	2.53%	3.33%	2.53%
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	50.4%	43.6%	50.4%	43.6%

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003

Note 3 – Acquisitions

On March 26, 2003, K2 completed the acquisition of Rawlings in an all-stock merger transaction. Under the terms of the merger, each share of Rawlings common stock was converted into 1.080 shares of K2 common stock. Based on the number of common shares outstanding of Rawlings, approximately 8.8 million shares of K2’s common stock were issued to the Rawlings shareholders, and the purchase price of the transaction was valued at approximately $76.8 million plus merger costs of approximately $5.2 million. The purchase price included K2 stock options issued in exchange for Rawlings stock options outstanding at the time of the acquisition valued at approximately $4.6 million. The valuation of the common stock issued in connection with the acquisition was $8.194 per share based on the average of the quoted market price K2 stock for the 5 trading days before the completion of the acquisition. The value of the K2 stock options issued in exchange for the Rawlings’ stock options outstanding was based on a Black-Scholes estimate using the following assumptions: risk free interest rate of 1.72%, volatility of K2 stock of 0.507 and expected life of 2.75 years. In connection with the acquisition, K2 paid off Rawlings’ long-term and seasonal working capital debt of approximately $64 million.

The Rawlings transaction was accounted for under the purchase method of accounting, accordingly, the purchased assets and liabilities were recorded at their estimated fair values at the date of acquisition. The following table summarizes the total purchase price, estimated fair values of the assets acquired and liabilities assumed, and the resulting net intangible assets acquired at the date of the acquisition:

	In thousands

Total preliminary purchase price, including estimated merger expenses and value of K2 stock options issued in exchange for Rawlings’ stock options outstanding (a)		$81,928
Total current assets	$102,325
Property, plant and equipment	7,357
Deferred taxes and other assets	8,361

Net tangible assets acquired (b)	118,043
Total liabilities assumed (c)	94,713

Net assets acquired (b) - (c) = (d)		23,330

Net intangible assets acquired (a) - (d)		$58,598

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003

Note 3 – Acquisitions (Continued)

The purchase price allocation resulted in an excess of the purchase price over net tangible assets acquired of $58.6 million. Based on a valuation completed by K2 during the 2003 second quarter, this excess amount was allocated to intangible assets with definite and indefinite lives including: patents of $1.6 million with an average life of 9 years; customer contracts of $4.2 million with an average life of 11 years; licensing arrangements of $3.8 million with an average life of 6 years; tradenames/trademarks with indefinite lives not subject to amortization of $21.5 million; and goodwill not subject to amortization of $27.5 million.

The following summarized unaudited pro forma results of operations of K2 assume the acquisition of Rawlings had occurred as of the beginning of the respective periods. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

Pro Forma Information (Unaudited)
(Thousands, except per share amounts)

	For the three months ended June 30		For the six months ended June 30,

	2003	2002	2003	2002

Net sales	$199,671	$195,885	$417,804	$414,675
Operating income	$10,094	$8,226	$26,596	$26,761
Net income	$5,774	$3,465	$10,502	$13,384

NOTE 4 – Sale of Operating Division

On May 27, 2003, K2 completed the sale of the assets of the composite utility and decorative light pole product lines (the “Division”) of its industrial products segment to GTG Temporary, LLC, a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $19 million in cash and the assumption of certain liabilities by the buyer. The selling price was subject to final adjustment during the 2003 third quarter which subsequently resulted in an additional $1.1 million of cash received. The second quarter gain on sale of the Division of $1.5 million ($1.0 million, net of taxes) includes an estimate of the costs of disposal and amounts related to the retention of certain liabilities by K2.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003

NOTE 5 – Intangible Assets

The components of intangible assets consisted of the following:

	June 30 2003	December 31 2002

	(Thousands)
Intangibles subject to amortization:
Net carrying amount:
Patents	$3,563	$1,873
Customer contracts	4,075	—
Licensing agreements	3,642	—
Intangibles not subject to amortization (by segment):
Net carrying amount:
Sporting goods	86,416	37,224
Other recreational	1,056	1,059
Industrial	3,226	3,226

	90,698	41,509
Total intangible assets, net	$101,978	$43,382

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003

NOTE 6 – Borrowings and Other Financial Instruments

On June 10, 2003, K2 completed the placement of $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at $13.143 per share. The net proceeds from the sale were used to pay off the outstanding balance under K2’s $205 million revolving credit facility with the remaining cash proceeds to be used for general corporate purposes. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at the redemption prices set forth in the purchase agreement for these debentures.

On February 14, 2003, K2 completed the placement of $25.0 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at $11.92 per share. Pursuant to the agreement for these debentures, the noteholders also initially received warrants to purchase 524,329 additional shares of K2’s common stock at $13.91 per share, exercisable within the five year period ended February 14, 2008 (“the Warrants”). On June 4, 2003, in consideration for an amendment to permit the issuance of the 5% Debentures, the Warrants were repriced to $11.92 per share and the noteholders were issued additional warrants to purchase 243,260 shares of K2’s common stock at $13.14 per share (“the Additional Warrants”). The Additional Warrants are exercisable within the three year period ended February 14, 2006. In connection with the amendment to the exercise price of the Warrants, a Black-Scholes option valuation model was used to calculate the additional fair market value related to the repricing of the Warrants. Based on a risk free interest rate of 2.13%, K2’s stock volatility of 35%, and the remaining term of the original five years, K2 assigned an additional fair market value of $267,000 to the repricing of the Warrants. K2 also assigned a fair market value of $358,000 to the Additional Warrants based on a risk free interest rate of 1.46%, K2’s stock volatility of 35%, and the three year term, placing the total fair market value of the Warrants and Additional Warrants at $2,303,000. The aggregate unamortized fair market value of $2,166,000 is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which will be amortized using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

K2’s principal long-term borrowing facility is a $205 million revolving credit facility (“Credit Facility”), secured by all of K2’s assets in the United States, Canada and England. The Credit Facility is expandable to $230 million subject to certain conditions. The Credit Facility has a $75 million limit for the issuance of letters of credit. Actual borrowing availability under the Credit Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. The Credit Facility expires on March 31, 2006.

At June 30, 2003, there were no borrowings and $38.8 million of letters of credit outstanding under the Credit Facility. Pursuant to the terms of the Credit Facility, an additional $107.4 million was available for borrowing at June 30, 2003.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003

NOTE 6 – Borrowings and Other Financial Instruments (Continued)

At June 30, 2003, in addition to the Credit Facility, K2 also had an $18.3 million term loan payable in equal monthly installments through March 31, 2006 with an effective interest rate of 5.35% and $6.1 million outstanding under foreign lending arrangements.

NOTE 7 – Accumulated Other Comprehensive Loss

The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total

	(Thousands)
Balance at December 31, 2002	$(11,080)	$(4,904)	$(470)	$(16,454)
Currency translation adjustment	2,107	—	—	2,107
Reclassification adjustment for amounts recognized in cost of sales	—	—	470	470
Change in fair value of derivatives, net of $246 in taxes	—	—	(456)	(456)

Balance at June 30, 2003	$(8,973)	$(4,904)	$(456)	$(14,333)

Total comprehensive income was $7.1 million and $10.0 million for the three months ended June 30, 2003 and 2002, respectively. Total comprehensive income was $8.0 million and $13.5 million for the six months ended June 30, 2003 and 2002, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003

NOTE 8 – Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options and warrants, using the treasury stock method, and of the debentures using the “if converted” method. The following represents a reconciliation from basic shares to fully diluted shares for the respective periods. Options to purchase 3,593,250 and 1,929,961 shares of common stock were outstanding at June 30, 2003 and June 30, 2002, respectively. At June 30, 2003, shares of common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,742 and warrants to purchase 767,589 of shares of common stock were outstanding. For the three and six month periods ended June 30, 2003, 806,943 and 828,952 stock options, respectively were excluded since their inclusion would have been antidilutive. For both the three and six month periods ended June 30, 2003, 767,589 warrants were also excluded since their inclusion would have been antidilutive. The EPS calculation for the six month period ended June 30, 2003 also excluded 2,097,282 shares from the issuance of $25 million convertible subordinated debentures in February 2003, since their inclusion would have also been antidilutive. For the three and six month periods ended June 30, 2002, 1,334,294 and 1,494,544 stock options, respectively, were excluded since their inclusion would have been antidilutive.

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

	(Thousands)
Determination of shares:
Average common shares outstanding	26,832	17,941	21,954	17,940
Assumed conversion of dilutive stock options	536	18	446	14
Assumed conversion of subordinated debentures	3,365	—	634	—

Diluted average common shares outstanding	30,733	17,959	23,034	17,954

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003

NOTE 9 – Segment Information

The segment information presented below is for the three months ended June 30:

	Net Sales to Unaffiliated Customers*		Intersegment Sales*		Operating Profit (Loss)*

	2003	2002	2003	2002	2003	2002

	(Millions)
Sporting goods	$158.3	$116.2	$22.3	$24.6	$10.2	$7.2
Other recreational	10.8	9.9	0.1	0.6	(0.2)	(0.9)
Industrial	30.6	31.1	0.1	0.2	2.5	3.1

Total segment data	$199.7	$157.2	$22.5	$25.4	12.5	9.4

Corporate expenses, net					(2.3)	(1.2)
Gain on sale of operating division					1.5	—
Interest expense					(2.8)	(2.3)

Income before provision for income taxes					$8.9	$5.9

*	Results for the three months ended June 30, 2003 include the sales and operating profit of Rawlings. Rawlings was acquired by K2 on March 26, 2003.

The segment information presented below is for the six months ended June 30:

	Net Sales to Unaffiliated Customers*		Intersegment Sales*		Operating Profit (Loss)*

	2003	2002	2003	2002	2003	2002

	(Millions)
Sporting goods	$275.1	$227.6	$36.5	$39.8	$17.5	$14.8
Other recreational	20.6	18.4	0.8	0.9	(0.9)	(1.6)
Industrial	61.1	58.7	0.2	0.3	6.2	6.4

Total segment data	$356.8	$304.7	$37.5	$41.0	22.8	19.6

Corporate expenses, net					(3.9)	(2.9)
Gain on sale of operating division					1.5	—
Debt extinguishment costs					(6.7)	—
Interest expense					(4.6)	(4.9)

Income before provision for income taxes					$9.1	$11.8

*	Results for the six months ended June 30, 2003 do not include the sales and operating profit of Rawlings for the three months ended March 31, 2003. Rawlings was acquired by K2 on March 26, 2003.

K2 INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At June 30, 2003 and December 31, 2002, K2 had recorded an estimated liability of approximately $1,441,000 and $1,308,000, respectively, for environmental liabilities with no insurance recovery expected. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe this matter will have a material adverse effect on K2’s financial statements.

NOTE 11 – Subsequent Events

On July 31, 2003, K2 announced the signing of a letter of intent to acquire 100% of the stock of Worth, Inc. (“Worth”). Worth, a privately held company, is a marketer and manufacturer of bats, balls, gloves and accessories for the softball and baseball industry. Additionally, through its deBeer division, Worth is a producer of equipment for lacrosse. The purchase price is anticipated to be a combination of K2 common stock and cash, plus K2’s assumption of Worth’s debt. The proposed transaction is subject to the negotiation and execution of a definitive agreement and other approvals and customary closing conditions.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparative Second Quarter Results of Operations

Net sales of K2 for the three months ended June 30, 2003 were $199.7 million as compared with $157.2 million in the year-earlier period. Net income for the first quarter of 2003 was $5.8 million or $.19 per diluted share as compared with $3.8 million, or $.21 per diluted share, in the second quarter of 2002.

Net Sales. In the sporting goods segment, net sales totaled $158.3 million in the 2003 second quarter as compared with $116.6 million in the prior year’s second quarter. The overall improvement resulted from the addition of Rawlings sales in the 2003 second quarter (as the result of the acquisition of Rawlings at the end of the 2003 first quarter) of $36.2 million, increases in sales of in-line skates of $3.7 million, snowboard products of $3.0 million and Stearns outdoor products of $1.3 million. The improvement in in-line skate sales reflects K2’s strong market position in the performance skate segment, especially in the German market. The increase in snowboard product sales in a seasonally slow shipping quarter was due to more timely deliveries as the result of receiving product earlier from suppliers in the current year as compared to the prior year’s quarter. Higher sales of Stearns outdoor products were the result of a strong sell through of rain gear products and the Mad Dog® hunting accessories line.

In the other recreational products segment, net sales increased to $10.8 million as compared to $9.5 million in the prior year’s quarter due to increased sales of skateboard shoes of $1.5 million, reflecting strong penetration in core specialty retail stores and an expanded retail distribution network.

Net sales of the two businesses in the industrial products group were $30.6 million for the 2003 second quarter as compared with $31.1 million in the prior year’s quarter. The sales decrease was attributable to lower sales of composite utility and decorative light pole products due to the sale of these product lines on May 27, 2003. The decrease was partially offset by higher shipments of Shakespeare cutting line products of $2.6 million. For additional discussion on the sale of the composite utility and decorative light pole product lines, see Note 4 of Notes to Consolidated Condensed Financial Statements.

Gross profit. Gross profit for the second quarter of 2003 increased 32.9% to $60.2 million, or 30.1% of net sales, as compared with $45.3 million, or 28.8% of net sales, in the prior year quarter. The improvement in gross profit dollars for the quarter was attributable to the increase in second quarter sales volume and an increase in gross profit as a percentage of net sales. The improvement in gross profit percentage was due to fewer close-out sales in the current year’s quarter as compared to the prior year, continued products cost reductions associated with the China manufacturing facility and an increase in the sales of higher-margin products.

Costs and Expenses. Selling expenses for the 2003 second quarter were $30.4 million, or 15.2% of net sales, as compared with $21.4 million, or 13.6% of net sales, in the prior year’s second quarter. General and administrative expenses for the 2003 second quarter were $19.7 million, or 9.9% of net sales, as compared with $15.7 million, or 10.0% of net sales, in the prior year’s second quarter. The increase in selling expenses was attributable to the Rawlings acquisition at the end of the 2003 first quarter resulting in increased selling expenses of $7.2 million, higher sales volume related expenses for the quarter and additional investments made in advertising and marketing costs. The increase in general and administrative expenses for the 2003 second quarter was primarily attributable to the inclusion of the Rawlings expenses since the end of the 2003 first quarter and the impact of stronger foreign currencies on translated expenses as compared to 2002.

Operating Income. Operating income for the second quarter increased 23.2% to $10.1 million, or 5.1% of net sales, as compared to operating income of $8.2 million, or 5.2% of net sales, a year ago. The improvement in operating income dollars was due to the increases in sales volume and the gross profit percentage as compared to the prior year, partially offset by higher selling, general and administrative expenses. The decline in operating income as a percentage of net sales was due to higher selling, general and administrative expenses as a percentage of net sales, partially offset by higher gross profits as a percentage of net sales.

Other (Income) Expense, net. Other income, net for the 2003 quarter was $1.6 million as compared to no other income or expense in the prior year. Other income for the 2003 quarter included a $1.5 million pre-tax gain on the May 27, 2003 sale of the assets of the composite utility and decorative light pole product lines of its industrial products segment. For additional discussion, see Note 4 of Notes to Consolidated Condensed Financial Statements.

Interest Expense. Interest expense increased $0.5 million to $2.8 million in the second quarter of 2003 as compared to $2.3 million in the year-earlier period. The increase in interest expense for the 2003 quarter was primarily attributable to higher average borrowing levels during the period resulting from K2’s refinancing of $64 million of Rawlings short and long-term debt in conjunction with the acquisition.

Comparative Six-Month Results of Operations

Net sales for the six months ended June 30, 2003 were $356.8 million as compared with $304.7 million in the year-earlier period. Net income for the first half of 2003 was $5.9 million or $.26 per diluted share, as compared with $7.7 million, or $.43 per diluted share, in the first six months of 2002.

Net Sales. In the sporting goods segment, net sales for the first six months were $275.1 million, an increase from $227.6 million in the 2002 period. The overall improvement resulted from the addition of Rawlings sales in the 2003 second quarter (as the result of the acquisition of Rawlings at the end of the 2003 first quarter) of $36.2 million and higher sales of in-line skates of $7.2 million, Stearns outdoor products of $5.2 million and snowboard products of $2.8 million. Sales of in-line skates improved due to increased demand in the European market. Stearns sales also improved due to higher demand for rain gear, Mad Dog products and children’s flotation devices. In a seasonally slow period, worldwide sales of snowboard products improved, reflecting more timely deliveries as the result of receiving product earlier from suppliers in the current year period as compared to the prior year.

In the other recreational products segment, net sales for the first six months improved to $20.6 million as compared with $18.4 million in the prior year. The increase was attributable mainly to strong sell through of the Adio brand of skateboard shoes at retail.

Net sales of the industrial products group improved to $61.1 million for the first six months as compared with $58.7 million in the prior year. This increase was due to higher shipments of Shakespeare cutting line partially reduced by the impact of the sale of the composite utility and decorative light pole product lines during the 2003 second quarter. For additional discussion on the sale of the composite utility and decorative light pole product lines, see Note 4 of Notes to Consolidated Condensed Financial Statements.

Gross profit. Gross profit for the first half of 2003 was $107.4 million, or 30.1% of net sales, as compared with $87.4 million, or 28.7% of net sales, in the prior year period. The improvement in gross profit dollars for the period was attributable to the increase in sales volume and the improvement in gross profit as a percentage of net sales. The improvement in gross profit percentage was due to fewer close-out sales in the current years as compared to the prior year, continued products cost reductions associated with the China manufacturing facility and an increase in the sales of higher margin products.

Costs and Expenses. Selling expenses for the first six months of 2003 were $53.6 million or 15.0% of net sales, as compared with $41.8 million, or 13.7% of net sales, in the prior year. General and administrative expenses for the 2003 six months were $34.9 million, or 9.8% of net sales as compared with $28.9 million or 9.5% of net sales, in the prior year. The increase in selling expenses was attributable to the Rawlings acquisition at the end of the 2003 first quarter, increased sales volume-related expenses for the period and an additional investment in advertising and marketing. The increase in general and administrative expenses was primarily attributable to the inclusion of Rawlings expenses since the end of the 2003 first quarter and the impact of stronger foreign currencies on translated expenses as compared to 2002.

Operating Income. Operating income for the first six months increased 12.6% to $18.8 million, or 5.3% of net sales as compared with $16.7 million, or 5.5% of net sales in the prior year. The increase in operating income reflects higher sales volume and an improvement in gross profit percentage, partially offset by higher selling and general and administrative expenses. The decline in operating income as a percentage of net sales was due to higher selling, general and administrative expenses as a percentage of net sales, partially offset by higher gross profits as a percentage of net sales.

Other (Income) Expense, net. Other income, net for the 2003 first six months was $1.6 million as compared to no other income or expense in the prior year. Other income for the 2003 first six months included a $1.5 million pre-tax gain on the May 27, 2003 sale of the assets of the composite utility and decorative light pole product lines of its industrial products segment. For additional discussion, see Note 4 of Notes to Consolidated Condensed Financial Statements.

Interest Expense. Interest expense decreased $0.3 million to $4.6 million for the first six months of 2003, as compared with $4.9 million in the year-earlier period. The decrease in interest expense was primarily due to lower average borrowings during the 2003 six-month period as compared to the prior year.

Debt Extinguishment Costs. K2 expensed approximately $2.0 million ($1.3 million, or $.06 per diluted share, after tax) in the 2003 first quarter of capitalized debt costs related to the repayment of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.1 million, or $.13 per diluted share, after tax) make-whole premium related to the prepayment of K2’s $58.9 million of senior notes.

Liquidity and Sources of Capital

K2’s operating activities provided $63.2 million of cash in the 2003 first six months as compared to net cash used of $5.1 million in the prior period. Included in the prior year’s period was a repurchase of $51.8 million of securitized receivables resulting from K2’s replacement of a former asset securitization program. The former program accounted for the receivable transfers as sales of receivables and accordingly, received off-balance sheet treatment. When the program was replaced, K2 repurchased the receivables previously sold under the program. The improvement in cash provided by operations in 2003 was primarily attributable to higher collections of accounts receivable as K2 collected Rawlings and K2’s winter sport seasonal accounts. Partially offsetting these improvements was a smaller reduction in inventory during the 2003 period as compared to the 2002 period of $22.4 million.

Net cash provided by investing activities was $10.6 million in the 2003 first six months, as compared to cash used of $4.9 million in the prior year. The $15.5 million improvement was due to $19 million in cash proceeds received from the sale of the composite utility and decorative light pole product lines discussed in Note 4 of Notes to Consolidated Condensed Financial Statements. The improvement was partially offset by an increase of $2.8 million of capital expenditures and by $3.0 million of net cash merger expenses related to the Rawlings acquisition. There were no material commitments for capital expenditures at June 30, 2003.

Net cash used in financing activities was $44.2 million in the 2003 first six months as compared to $12.4 million of cash provided in the prior year. The improvement was due to higher cash provided from operations which allowed for net repayments of debt in 2003 as compared to net borrowings in 2002.

K2’s principal long-term borrowing facility is a $205 million revolving credit facility (“Credit Facility”), secured by all of K2’s assets in the United States, Canada and England. The Credit Facility has a $75 million limit for the issuance of letters of credit. The Credit Facility expires on March 31, 2006. At June 30, 2003, there were no borrowings under the Credit Facility, $38.8 million of outstanding letter of credit issuances and $107.4 million of available borrowing capacity. At June 30, 2003, K2 also had outstanding an $18.3 million term loan, payable in monthly equal principal payments through March 31, 2006, $25.0 million of 7.25% convertible subordinated debentures due March 2010 and $75.0 million of 5.00% convertible senior debentures due June 2010. At June 30, 2003, K2 had $6.1 million outstanding under various foreign lending arrangements.

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at June 30, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Obligations	Total	1 year	1-3 years	4-5 years	5 years and beyond

	(Thousands)
Long-term debt	$18,333	$6,667	$11,666	$—	$—
Convertible subordinated debentures	97,834	—	—	—	97,834
Operating leases	21,962	5,521	7,025	6,357	3,059

Total contractual cash obligations	$138,129	$12,188	$18,691	$6,357	$100,893

K2 believes that the credit availability under the Credit Facility, together with cash flow from operations, will be sufficient for K2’s business needs through June 30, 2004. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets are the subject of security interests pursuant to existing indebtedness.

Subsequent Events

On July 31, 2003, K2 announced the signing of a letter of intent to acquire 100% of the stock of Worth, Inc. (“Worth”). Worth, a privately held company, is a marketer and manufacturer of bats, balls, gloves and accessories for the softball and baseball industry. Additionally, through its deBeer division, Worth is a producer of equipment for lacrosse. The purchase price is anticipated to be a combination of K2 common stock and cash, plus K2’s assumption of Worth’s debt. The proposed transaction is subject to the negotiation and execution of a definitive agreement and other approvals and customary closing conditions. For further discussion, see Note 11 of Notes to Consolidated Condensed Financial Statements.

Sale of Operating Division

On May 27, 2003, K2 completed the sale of the assets of the composite utility and decorative light poles and other product lines (the “Division”) of its industrial products segment to GTG Temporary, LLC, a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $19 million in cash and the assumption of certain liabilities by the buyer. The selling price was subject to final adjustment during the 2003 third quarter which subsequently resulted in an additional $1.1 million of cash received. The second quarter gain on sale of the Division of $1.5 million ($1.0 million, net of taxes) includes an estimate of the costs of disposal and amounts related to the retention of certain liabilities by K2.

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

Revenue Recognition

K2 recognizes revenue from product sales upon shipment to its customers, net of reserves for estimated returns. As a general matter, customers have no right of return, however returns do occur from time to time for a variety of reasons, including local business practices in one of the foreign countries in which K2 does business. Reserves for estimated returns are established based upon historical return rates and recorded as reductions of sales.

Warranty

K2 records the estimated cost of product warranties at the time sales are recognized. K2 estimates warranty obligation by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

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

Inventories

Inventories are valued at the lower of cost or market value. Cost is substantially determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations.

Long-Lived and Definite Lived Intangible Assets

Long-lived assets, including, among others, amortizable intangible assets (including the amortizable intangible assets acquired in the Rawlings acquisition completed in March 2003) and property, plant and equipment are reviewed periodically to determine if the carrying values are impaired. K2 evaluates the recoverability of the carrying amount of these long-lived and indefinite lived assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment of long-lived assets is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value.

Indefinite Lived Intangible Assets

Effective January 1, 2002, K2 adopted new accounting standards on “Business Combinations,” and “Goodwill and Other Intangible Assets.” In accordance with these new standards, goodwill and intangible assets with indefinite lives are no longer amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. As required by the new standards, the impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a K2 reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. K2’s estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, technological change, economic conditions, or changes to K2’s business operations. Such changes may result in impairment charges recorded in future periods.

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

Pensions

K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. As of December 31, 2002, K2’s assumption related to the discount rate, projected compensation increases and expected return on assets was 6.75%, 4.00% and 8.75%, respectively. A variance in the discount rate, rate of compensation increase and expected return on plan assets could have a significant impact on the pension costs recorded.

For the 2002 year, difficult market conditions resulted in negative asset returns on the pension assets for the 2002 year. These negative returns will result in an increase in 2003 pension expense of approximately $1.5 million as compared to the 2002 year. The reduction in the discount rate assumption at the end of 2002 is estimated to result in an additional increase to

2003 pension expense of approximately $0.5 million as compared to the 2002 year. Finally, because of the declines in the pension asset values, K2 estimates a required cash contribution of approximately $3.0 million to the pension plans in 2004.

Based on the negative asset returns realized during 2002, the accumulated benefit obligation of the pension plans exceeded the fair value of the plan assets by $13.1 million at December 31, 2002. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholder’s equity, of $7.5 million ($4.9 million, net of taxes) during 2002. Based on this amount recorded, K2 had $12.6 million of net long-term pension liabilities as of June 30, 2003 and December 31, 2002, consisting of $13.1 million in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.5 million.

Stock-Based Compensation and Other Equity Instruments

K2 and its subsidiaries account for employee and directors’ stock option grants using the intrinsic method. Generally, the exercise price of K2’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than the fair value, K2 records compensation expense over the vesting period of the option. For further discussion, see Note 2 of Notes to Consolidated Condensed Financial Statements.

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

Statement Regarding Forward-Looking Disclosure

This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2’s expectations concerning future events, many of which are beyond the control of K2, including, but not limited to, the following: statements regarding future sales and earnings, marketing efforts and trends concerning products sold by K2, foreign exchange rate fluctuations, debt reduction, conditions impacting the pension obligations, inventory levels at retail, product acceptance and demand, growth efforts, cost savings and economies of scale, dependence on foreign manufacturing, margin enhancement efforts, product development efforts, success of new product introductions future acquisitions and dispositions and overall market trends which involve substantial risks and uncertainties. K2 cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, weather, economic conditions, the financial condition of K2’s customers, unfavorable political developments, rapid changes in marketing strategies, product design, styles and tastes, competitive pricing and the impact of foreign exchange on product costs, and other risks described in K2’s Annual Report on Form 10-K for the year ended December 31, 2002, in the Annual Report on Form 10-K for the year ended August 31, 2002 of Rawlings Sporting Goods Company, Inc. (other than the risks entitled “Credit Agreement Restrictions” and “Consideration of Strategic Alternatives”), and the section entitled “Risk Factors and Trends Affecting the Combined Company” in the Registration Statement on Form S-4 filed with the Securities Exchange Commission on February 25, 2003. Additionally, the severe acute respiratory syndrome (“SARS”) virus in southern China and Hong Kong could impact K2’s ability to manufacture and source products. Most of K2’s factories, as well as those with which K2 contracts, are located in southern China and K2’s Asian offices are located in Hong Kong. Any significant interruption in K2’s ability to send personnel to those areas to inspect and develop product or samples, or a high absenteeism rate at the factories or at K2’s offices, could have an adverse effect on K2’s ability to finalize, manufacture and ship its products.

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

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected third quarter 2003 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

ITEM 4	Controls and Procedures

An evaluation was conducted under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based on that evaluation, K2’s CEO and CFO concluded that K2’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that K2 files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such officers also confirm that there was no change in K2’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, K2’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(c)	At the Annual Meeting of the Stockholders of K2 held May 15, 2003, the following actions were taken:

(1)	Four directors were elected:

Richard J. Heckmann – 24,531,308 votes for and 338,741 votes withheld;
Robin E. Hernreich – 24,550,496 votes for and 319,553 votes withheld;
Stewart M. Kasen – 24,501,567 votes for and 368,482 votes withheld; and
Edward F. Ryan – 24,550,720 votes for and 319,329 votes withheld.

(2)	The approval of the K2 Inc. Performance-Based Annual Incentive Plan as follows:

23,377,392 votes for, 1,315,377 votes against and 177,279 votes abstained.

(3)	The selection by the Board of Directors of Ernst & Young LLP as K2’s independent auditors for the year 2003 was ratified as follows:

24,184,775 votes for, 615,728 votes against and 69,544 votes abstained.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer under rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed in the second quarter ended June 30, 2003.

Report on Form 8-K dated April 1, 2003, containing, among other things, a copy of the Company’s Restated Certificate of Incorporation pursuant to the Company’s acquisition of Rawlings Sporting Goods Company, Inc.

Report on Form 8-K dated April 23, 2003, containing the Company’s press release dated April 23, 2003 announcing the Company’s 2003 first quarter results.

Report on Form 8-K dated May 28, 2003 containing the exhibits of pro forma financial information of K2 and Rawlings.

Report on Form 8-K dated June 4, 2003, containing the Company’s press release dated June 5, 2003 announcing that the Company had entered into an agreement to sell $75 million of 5% convertible senior notes.

Report on Form 8-K dated June 4, 2003, containing a description of the Company’s amendment to its $205 million credit facility and amendment to its $25 million of 7.25% convertible subordinated notes as well as exhibits related thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC.
(registrant)

Date: August 14, 2003	/s/ JOHN J. RANGEL

John J. Rangel Senior Vice President and Chief Financial Officer