Form 10-Q
period 2003-09-30
K2 INC
filed 2003-11-14
CIK 6720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2003

Common Stock, par value $1	28,521,798 Shares

FORM 10-Q QUARTERLY REPORT

PART – 1 FINANCIAL INFORMATION

Item 1. Financial Statements

STATEMENTS OF CONDENSED CONSOLIDATED INCOME

(Thousands, except per share figures)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
	(Unaudited)
Net sales	$167,963	$149,787	$524,754	$454,463
Cost of products sold	113,094	102,280	362,524	319,569

Gross profit	54,869	47,507	162,230	134,894

Selling expenses	29,500	23,337	83,114	65,166
General and administrative expenses	17,614	16,037	52,513	44,890

Operating income	7,755	8,133	26,603	24,838

Interest expense	2,640	2,263	7,248	7,130
Debt extinguishment costs	—	—	6,745	—
Other income, net	(54)	(72)	(1,654)	(59)

Income before income taxes	5,169	5,942	14,264	17,767

Provision for income taxes	1,808	2,079	4,992	6,218

Net income	$3,361	$3,863	$9,272	$11,549

Basic earnings per share:
Net income	$0.12	$0.22	$0.39	$0.64

Diluted earnings per share:
Net income	$0.12	$0.21	$0.38	$0.64

Basic shares outstanding	27,274	17,942	23,576	17,941
Diluted shares outstanding	34,487	18,012	26,623	17,975

See notes to consolidated condensed financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except number of shares)

	September 30 2003	December 31 2002
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$14,615	$11,228
Accounts receivable, net	176,922	143,062
Inventories, net	200,756	144,246
Deferred taxes	37,975	17,225
Prepaid expenses and other current assets	12,903	8,163

Total current assets	443,171	323,924
Property, plant and equipment	182,905	169,937
Less allowance for depreciation and amortization	106,827	106,574

	76,078	63,363

Intangible assets, net	127,444	43,382
Other	13,085	7,741

Total Assets	$659,778	$438,410

Liabilities and Shareholders’ Equity

Current Liabilities
Bank loans	$8,116	$6,261
Accounts payable	52,004	44,915
Accrued payroll and related	26,623	17,459
Other accruals	57,300	29,815
Current portion of long-term debt	6,667	16,852

Total current liabilities	150,710	115,302

Long-term pension liabilities	12,553	12,553
Long-term debt	35,079	73,007
Deferred taxes	18,952	6,252

Convertible subordinated debentures	97,951	—

Commitments and Contingencies

Shareholders’ Equity

Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 60,000,000 shares, issued shares - 29,017,414 in 2003 and 18,689,310 in 2002	29,017	18,689
Additional paid-in capital	231,004	143,365
Retained earnings	105,465	96,193
Employee Stock Ownership Plan and stock option loans	(1,206)	(1,380)
Treasury shares at cost, 747,234 shares in 2003 and 2002	(9,117)	(9,117)
Accumulated other comprehensive loss	(10,630)	(16,454)

Total Shareholders’ Equity	344,533	231,296

Total Liabilities and Shareholders’ Equity	$659,778	$438,410

See notes to consolidated condensed financial statements.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

(Thousands)

	Nine months ended September 30
	2003	2002
	(Unaudited)
Operating Activities
Net Income	$9,272	$11,549
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Gain on sale of operating division	(1,504)	—
Depreciation and amortization	14,275	11,273
Deferred taxes	0	2,366
Repurchase of previously securitized receivables	—	(51,827)
Changes in noncash current assets and current liabilities	27,522	42,330

Net cash provided by operating activities	49,565	15,691

Investing Activities
Property, plant & equipment expenditures	(15,067)	(5,863)
Disposals of property, plant & equipment	21	(58)
Cash merger costs for business acquisition, net of cash acquired	(3,654)	—
Purchase of businesses, net of cash acquired	(12,646)	—
Proceeds received from sale of operating division	20,132	—
Other items, net	1,137	(2,472)

Net cash used in investing activities	(10,077)	(8,393)

Financing Activities
Issuance of convertible subordinated debentures	100,000	—
Borrowings under long-term debt	388,507	47,250
Net borrowings under (payments on) accounts receivable purchase facility	(25,702)	20,702
Payments of long-term debt	(492,874)	(81,990)
Net increase in short-term bank loans	1,885	2,744
Debt issuance costs	(7,917)	—

Net cash used in financing activities	(36,101)	(11,294)

Net increase (decrease) in cash and cash equivalents	3,387	(3,996)

Cash and cash equivalents at beginning of year	11,228	11,416

Cash and cash equivalents at end of period	$14,615	$7,420

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2003

NOTE 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at September 30, 2003 includes the balance sheet of Rawlings Sporting Goods Company, Inc. (“Rawlings”) and Worth, Inc. (“Worth”) which K2 acquired on March 26, 2003 and September 16, 2003, respectively, but the December 31, 2002 balance sheet does not reflect the acquisitions. As a result, certain balance sheet accounts such as accounts receivable, inventories, deferred taxes, intangible assets, accounts payable, accrued liabilities, common stock and additional paid in capital show significant increases from December 31, 2002.

The interim financial statements should be read in connection with the financial statements in K2 Inc.’s (“K2’s”) Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 – Balance Sheet Details and Summary of Significant Accounting Policies

Accounts Receivable and Allowances

Accounts receivable are net of allowances for doubtful accounts of $8,831,000 at September 30, 2003 and $7,838,000 at December 31, 2002.

Inventories

The components of inventories consisted of the following:

	September 30 2003	December 31 2002
	(Thousands)
Finished goods	$158,986	$104,204
Work in process	9,785	10,741
Raw materials	31,985	29,301

	$200,756	$144,246

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

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

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
	(Thousands, except per share data, percentage data and expected life)
Net income as reported	$3,361	$3,863	$9,272	$11,549
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	258	135	527	405

	$3,103	$3,728	$8,745	$11,144

Earnings per share:
Basic - as reported	$0.12	$0.22	$0.39	$0.64
Basic - pro forma	$0.11	$0.21	$0.37	$0.62
Diluted - as reported	$0.12	$0.21	$0.38	$0.64
Diluted - pro forma	$0.11	$0.21	$0.36	$0.62
Risk free interest rate	3.33%	2.53%	3.33%	2.53%
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	50.4%	43.6%	50.4%	43.6%

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

Note 3 – Acquisitions

Worth Acquisition

On September 16, 2003, K2 completed the acquisition of Worth, Inc. (“Worth”) in a cash and stock merger transaction. Worth, a privately held company founded in 1912, is a marketer and manufacturer of bats, balls, gloves and accessories for the softball and baseball industry. Additionally, through its deBeer division, Worth is a producer of equipment for lacrosse. Under the terms of the merger agreement, K2 acquired all of the issued and outstanding shares of Worth common stock and issued approximately 0.9 million shares of K2’s common stock to the former owners of Worth along with a cash payment of $12.6 million, resulting in a preliminary purchase price of approximately $27.4 million plus merger costs of approximately $1.4 million. The valuation of the common stock issued in connection with the acquisition was $17.078 per share based on the average of the quoted market price of K2 stock for the 5 trading days before the completion of the acquisition. In connection with the acquisition, K2 paid off Worth’s long-term and seasonal working capital debt of approximately $15 million.

The transaction was accounted for under the purchase method of accounting, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The following table summarizes the total preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed:

	In thousands
Total preliminary purchase price, including estimated merger expenses (a)		$28,798

Total current assets	$21,087
Property, plant and equipment	6,334
Deferred taxes and other assets	1,488

Net tangible assets acquired (b)	28,909

Total liabilities assumed (c)	22,660

Net assets acquired (b) - (c) = (d)		6,249

Net intangible assets acquired (a) - (d)		$22,549

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

Note 3 – Acquisitions (Continued)

This preliminary allocation assumes the excess purchase price will be allocated to goodwill, and is thus not amortized. The final allocation, however, could include identifiable assets with finite and indefinite lives separate from goodwill. Should there be assets with finite lives, those assets would be subject to amortization resulting in additional amortization expense. The final allocation of the preliminary purchase price will be completed during the 2003 fourth quarter based on K2’s final evaluation of such assets and liabilities. The results of the operations of Worth were included in the consolidated financial statements of K2 beginning on the date of acquisition. The September 30, 2003 balance sheet of Worth was included in the consolidated condensed financial statements of K2 at September 30, 2003.

Rawlings Acquisition

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), a designer, manufacturer and marketer of equipment and apparel for baseball, basketball and football, in an all-stock merger transaction. Under the terms of the merger, each share of Rawlings common stock was converted into 1.080 shares of K2 common stock. Based on the number of common shares outstanding of Rawlings, approximately 8.8 million shares of K2’s common stock were issued to the Rawlings shareholders, and the purchase price of the transaction was valued at approximately $76.8 million plus merger costs of approximately $5.1 million. The purchase price included K2 stock options issued in exchange for Rawlings stock options outstanding at the time of the acquisition valued at approximately $4.6 million. The valuation of the common stock issued in connection with the acquisition was $8.194 per share based on the average of the quoted market price K2 stock for the 5 trading days before the completion of the acquisition. The value of the K2 stock options issued in exchange for the Rawlings’ stock options outstanding was based on a Black-Scholes estimate using the following assumptions: risk free interest rate of 1.72%, volatility of K2 stock of 0.507 and expected life of 2.75 years. In connection with the acquisition, K2 paid off Rawlings’ long-term and seasonal working capital debt of approximately $64 million.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

Note 3 – Acquisitions (Continued)

The Rawlings transaction was accounted for under the purchase method of accounting, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The following table summarizes the total purchase price, estimated fair values of the assets acquired and liabilities assumed, and the resulting net intangible assets acquired at the date of the acquisition:

	In thousands
Total purchase price, including estimated merger expenses and value of K2 stock options issued in exchange for Rawlings’ stock options outstanding (a)		$81,928
Total current assets	$101,574
Property, plant and equipment	7,357
Deferred taxes and other assets	8,361

Net tangible assets acquired (b)	117,292

Total liabilities assumed (c)	95,328

Net assets acquired (b) - (c) = (d)		21,964

Net intangible assets acquired (a) - (d)		$59,964

The purchase price allocation resulted in an excess of the purchase price over net tangible assets acquired of $60.0 million. Based on a valuation completed by K2 during the 2003 second quarter, this excess amount was allocated to intangible assets with definite and indefinite lives including: patents of $1.6 million with an average life of 9 years; customer contracts of $4.2 million with an average life of 11 years; licensing arrangements of $3.8 million with an average life of 6 years; tradenames/trademarks with indefinite lives not subject to amortization of $21.5 million; and goodwill not subject to amortization of $28.9 million.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

Note 3 – Acquisitions (Continued)

The following summarized unaudited pro forma results of operations of K2 assume the acquisition of Rawlings and Worth had occurred as of the beginning of the respective periods. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

Pro Forma Information (Unaudited)

(Thousands, except per share amounts)

	For the three months ended September 30		For the nine months ended September 30
	2003	2002	2003	2002
Net sales	$174,586	$181,474	$627,238	$633,263
Operating income	5,417	1,544	35,590	31,506
Net income	1,756	(791)	14,233	14,424
Diluted earnings per share	$0.07	$(0.01)	$0.49	$0.50

During the nine months ended September 30, 2003, K2 also completed two additional acquisitions for a total combined purchase price of approximately $2.9 million. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these additional acquisitions were not material on either an individual basis or aggregate basis to K2’s results.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 4 – Sale of Operating Division

On May 27, 2003, K2 completed the sale of the assets of the composite utility and decorative light pole product lines (the “Division”) of its industrial products segment to GTG Temporary, LLC, a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $20.1 million in cash and the assumption of certain liabilities by the buyer. The gain on the sale of the Division of $1.5 million ($1.0 million, net of taxes) includes an estimate of the costs of disposal and amounts related to the retention of certain liabilities by K2.

NOTE 5 – Intangible Assets

The components of intangible assets consisted of the following:

	September 30 2003	December 31 2002
	(Thousands)
Intangibles subject to amortization:
Net carrying amount:
Patents	$3,677	$1,873
Customer contracts	3,979	—
Licensing agreements	3,483	—

Intangibles not subject to amortization (by segment):
Net carrying amount:
Sporting goods	112,020	37,224
Other recreational	1,059	1,059
Industrial	3,226	3,226

	116,305	41,509

Total intangible assets, net	$127,444	$43,382

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 6 – Borrowings and Other Financial Instruments (Continued)

At September 30, 2003, there were $25.1 million of borrowings with an effective interest rate of 4.50% and $26.1 million of letters of credit outstanding under the Credit Facility. Pursuant to the terms of the Credit Facility, an additional $104.5 million was available for borrowing at September 30, 2003.

At September 30, 2003, in addition to the Credit Facility, K2 also had a $16.7 million term loan payable in equal monthly installments through March 31, 2006 with an effective interest rate of 5.15% and $8.1 million outstanding under foreign lending arrangements.

NOTE 7 – Accumulated Other Comprehensive Loss

The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2002	$(11,080)	$(4,904)	$(470)	$(16,454)
Currency translation adjustment	6,011	—	—	6,011
Reclassification adjustment for amounts recognized in cost of sales	—	—	470	470
Change in fair value of derivatives, net of $354 in taxes	—	—	(657)	(657)

Balance at September 30, 2003	$(5,069)	$(4,904)	$(657)	$(10,630)

Total comprehensive income was $7.1 million and $5.0 million for the three months ended September 30, 2003 and 2002, respectively. Total comprehensive income was $15.1 million and $18.4 million for the nine months ended September 30, 2003 and 2002, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 8 – Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options and warrants, using the treasury stock method, and of the debentures using the “if converted” method. The following represents a reconciliation from basic shares to fully diluted shares for the respective periods. Options to purchase 3,249,084 and 1,929,961 shares of common stock were outstanding at September 30, 2003 and September 30, 2002, respectively. At September 30, 2003, shares of common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,742 and warrants to purchase 767,589 of shares of common stock were outstanding. For the three and nine month periods ended September 30, 2003, 433,500 and 495,710 stock options, respectively were excluded since their inclusion would have been antidilutive. For nine month period ended September 30, 2003, 767,589 warrants were also excluded since their inclusion would have been antidilutive. The EPS calculation for the three and nine month period ended September 30, 2003 also excluded 2,097,282 shares from the issuance of $25 million convertible subordinated debentures in February 2003, since their inclusion would have also been antidilutive. For the three and nine month periods ended September 30, 2002, 928,461 and 1,175,265 stock options, respectively, were excluded since their inclusion would have been antidilutive.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 8 – Earnings Per Share Data (Continued)

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	27,274	17,942	23,576	17,941
Assumed conversion of dilutive stock options and warrants	1,507	70	722	34
Assumed conversion of subordinated debentures	5,706	—	2,325	—

Diluted average common shares outstanding (b)	34,487	18,012	26,623	17,975

Calculation of diluted earnings per share:
Net income	$3,361	$3,863	$9,272	$11,549
Add: interest component on assumed conversion of subordinated debentures, net of taxes	609	—	745	—

Net income, adjusted (a)	$3,970	$3,863	$10,017	$11,549

Diluted earnings per share (a/b)	$0.12	$0.21	$0.38	$0.64

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 9 – Segment Information

The segment information presented below is for the three months ended September 30:

	Net Sales to Unaffiliated Customers*		Intersegment Sales*		Operating Profit (Loss)*
	2003	2002	2003	2002	2003	2002
	(Millions)
Sporting goods	$134.1	$115.4	$23.0	$17.7	$8.2	$11.0
Other recreational	14.7	8.5	0.4	0.4	0.6	(3.1)
Industrial	19.1	25.9	0.1	0.0	1.0	1.6

Total segment data	$167.9	$149.8	$23.5	$18.1	9.8	9.5

Corporate expenses, net					(2.0)	(1.3)

Interest expense					(2.6)	(2.3)

Income before provision for income taxes					$5.2	$5.9

*	Results for the three months ended September 30, 2003 include the sales and operating profit of Rawlings which was acquired by K2 on March 26, 2003.

The segment information presented below is for the nine months ended September 30:

	Net Sales to Unaffiliated Customers*		Intersegment Sales*		Operating Profit (Loss)*
	2003	2002	2003	2002	2003	2002
	(Millions)
Sporting goods	$409.2	$343.0	$59.5	$57.5	$25.7	$25.8
Other recreational	35.3	26.9	1.2	1.3	(0.3)	(4.7)
Industrial	80.2	84.6	0.3	0.3	7.2	8.0

Total segment data	$524.7	$454.5	$61.0	$59.1	32.6	29.1

Corporate expenses, net					(5.9)	(4.2)

Gain on sale of operating division					1.5	—

Debt extinguishment costs					(6.7)	—

Interest expense					(7.2)	(7.1)

Income before provision for income taxes					$14.3	$17.8

*	Results for the nine months ended September 30, 2003 include the sales and operating profit of Rawlings which was acquired by K2 on March 26, 2003.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 10 – Contingencies

K2 is subject to various legal actions and proceedings in the normal course of business. While the ultimate outcome of these matters cannot be predicted with certainty, management does not believe these matters will have a material adverse effect on K2’s business, financial condition or results of operations.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At September 30, 2003 and December 31, 2002, K2 had recorded an estimated liability of approximately $1,100,000 and $1,308,000, respectively, for environmental liabilities with no insurance recovery expected. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of this matter cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe this matter will have a material adverse effect on K2’s financial statements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 11 – Subsequent Events

On October 17, 2003, K2 completed the acquisition of certain assets and the assumption of certain liabilities of WinterQuest LLC (“WinterQuest”), a privately held company founded in 1906, which is a marketer and manufacturer of snowshoes under the Tubbs and Atlas brands. The transaction was completed through a new wholly-owned subsidiary of K2, K2 Snowshoes, Inc. The preliminary purchase price consisted of $7.5 million in cash and the payoff of $9.1 million in permanent and seasonal debt. The purchase price of the transaction will be finalized in the 2004 second quarter subject to earn out provisions as specified in the asset purchase agreement. This transaction will be accounted for under the purchase method of accounting, accordingly the purchased assets and liabilities will be recorded at their estimated fair values at the date of acquisition. The purchase price allocation is expected to result in an excess of cost over net tangible assets acquired. The allocation of the purchase price will be completed during the 2003 fourth quarter. The results of the operations of K2 Snowshoes will be included in the consolidated financial statements of K2 beginning on the date of acquisition.

On October 22, 2003, K2 announced the signing of a definitive merger agreement with Brass Eagle Inc. (“Brass Eagle”) in which Brass Eagle would become a wholly-owned subsidiary of K2. Brass Eagle is the worldwide leader in the manufacturing, marketing, and distribution of paintball products, including markers, loaders, masks, paintballs and accessories under several brand names including Brass Eagle, Viewloader and JT. Each outstanding share of Brass Eagle common stock will be exchanged for 0.6036 shares of K2 common stock, which is expected to result in the issuance of approximately 4.5 million shares of K2 common stock. Based on the closing price of K2’s stock for the 30 trading days ending October 20, 2003, the value of the transaction is $77.8 million, for Brass Eagle shareholders, plus merger costs and assumed liabilities by K2. This transaction will be accounted for under the purchase method of accounting, accordingly the purchased assets and liabilities assumed will be recorded at their estimated fair values at the date of acquisition. The purchase price allocation is expected to result in an excess of cost over net tangible assets acquired. The allocation of the purchase price will be completed during the 2003 fourth quarter. The results of the operations of Brass Eagle will be included in the consolidated financial statements of K2 beginning on the date of acquisition. The proposed transaction is subject to regulatory review and other customary conditions, and is expected to be completed by the end of 2003.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparative Third Quarter Results of Operations

Net sales of K2 for the three months ended September 30, 2003 were $168.0 million as compared with $149.8 million in the year-earlier period. Net income for the third quarter of 2003 was $3.4 million, or $.12 per diluted share, as compared with $3.9 million, or $.21 per diluted share, in the third quarter of 2002.

Net Sales. In the sporting goods segment, net sales totaled $134.1 million in the 2003 third quarter as compared with $115.4 million in the prior year’s third quarter. The overall improvement resulted from the addition of Rawlings sales of $20.2 in the 2003 third quarter (as the result of the acquisition of Rawlings at the end of the 2003 first quarter), and from increased sales of skis and Ride snowboards.

In the other recreational products segment, net sales increased to $14.7 million as compared to $8.5 million in the prior year’s quarter due to increased sales of skateboard shoes of $6.6 million, reflecting strong sell through of the Adio shoe brand and an expanded retail distribution network.

Net sales of the two businesses in the industrial products group were $19.1 million for the 2003 third quarter as compared with $25.9 million in the prior year’s quarter. The sales decrease was attributable to the sale of the composite utility and decorative light pole product lines on May 27, 2003. Excluding the impact of the sale, net sales grew due to higher shipments of Shakespeare cutting line and monofilament products of $1.7 million. For additional discussion on the sale of the composite utility and decorative light pole product lines, see Note 4 of Notes to Consolidated Condensed Financial Statements.

Gross profit. Gross profit for the third quarter of 2003 increased 15.6% to $54.9 million, or 32.7% of net sales, as compared with $47.5 million, or 31.7% of net sales, in the prior year quarter. The improvement in gross profit dollars for the quarter was attributable to the increase in third quarter sales volume and an increase in gross profit as a percentage of net sales. The improvement in gross profit percentage was due to fewer close-out sales in the current year’s quarter as compared to the prior year, continued product cost reductions associated with the China manufacturing facility and an increase in the sales of higher-margin products.

Costs and Expenses. Selling expenses for the 2003 third quarter were $29.5 million, or 17.6% of net sales, as compared with $23.3 million, or 15.6% of net sales, in the prior year’s third quarter. General and administrative expenses for the 2003 third quarter were $17.6 million, or 10.5% of net sales, as compared with $16.0 million, or 10.7% of net sales, in the prior year’s third quarter. The increase in selling and general and administrative expenses in dollars and as a percentage of net sales for the 2003 third quarter was attributable to the Rawlings acquisition at the end of the 2003 first quarter resulting in increased selling expenses and general and administrative of $6.5 and $2.4 million, respectively.

Operating Income. Operating income for the third quarter was $7.8 million, or 4.6% of net sales, as compared to operating income of $8.1 million, or 5.4% of net sales, in the year ago third quarter. The decline in operating income dollars was due to the higher selling, general and administrative expenses as the result of the acquisition of Rawlings at the end of the 2003 first quarter, partially offset by increases in sales volume and an improvement in the gross profit percentage as compared to the prior year.

Interest Expense. Interest expense increased $0.3 million to $2.6 million in the third quarter of 2003 as compared to $2.3 million in the year-earlier period. The increase in interest expense for the 2003 quarter was primarily attributable to higher average borrowing levels during the period resulting from K2’s refinancing of $64 million of Rawlings short and long-term debt in conjunction with the acquisition in the 2003 first quarter, partially offset by lower average interest rates on borrowings.

Comparative Nine-Month Results of Operations

Net sales for the nine months ended September 30, 2003 were $524.8 million as compared with $454.5 million in the year-earlier period. Net income for the first nine months of 2003 was $9.3 million or $.38 per diluted share, as compared with $11.5 million, or $.64 per diluted share, in the first nine months of 2002.

Net Sales. In the sporting goods segment, net sales for the 2003 first nine months were $409.2 million, an increase from $343.0 million in the 2002 period. The overall improvement resulted from the addition of Rawlings in the 2003 second and third quarters (as the result of the acquisition of Rawlings at the end of the 2003 first quarter) of $56.5 million and higher sales of in-line skates of $7.9 million, Stearns outdoor products of $3.2 million and snowboard products of $0.7 million, due to strong first half demand in the European in-line skate marke, higher demand for rain gear and children’s flotation devices and from the popularity of the Ride snowboard line.

In the other recreational products segment, net sales for the 2003 nine months increased to $35.3 million as compared to $26.9 million in the prior year’s quarter due to increased sales of skateboard shoes of $9.6 million, reflecting strong sell through of the Adio shoe brand and an expanded retail distribution network.

Net sales of the industrial products group were $80.2 million for the first nine months as compared with $84.6 million in the prior year’s period. The sales decrease was attributable to of the composite utility and decorative light pole product line on May 27, 2003. Excluding the impact of the sale, net sales grew due to higher shipments of Shakespeare cutting line and monofilament products of $6.4 million. For additional discussion on the sale of the composite utility and decorative light pole product lines, see Note 4 of Notes to Consolidated Condensed Financial Statements.

Gross profit. Gross profit for the first nine months of 2003 was $162.2 million, or 30.9% of net sales, as compared with $134.9 million, or 29.7% of net sales, in the prior year period. The improvement in gross profit dollars for the period was attributable to the increase in sales volume and the improvement in gross profit as a percentage of net sales. The improvement in gross profit percentage was due to fewer close-out sales in the current year’s nine months as compared to the prior year, continued product cost reductions associated with the China manufacturing facility and an increase in the sales of higher margin products.

Costs and Expenses. Selling expenses for the first nine months of 2003 were $83.1 million or 15.8% of net sales, as compared with $65.2 million, or 14.3% of net sales, in the prior year. General and administrative expenses for the 2003 nine months were $52.5 million, or 10.0% of net sales as compared with $44.9 million or 9.9% of net sales, in the prior year. The increase in selling expenses was attributable to the Rawlings acquisition at the end of the 2003 first quarter, increased volume-related expenses for the period and an additional investment in advertising and marketing. The increase in general and administrative expenses for the 2003 nine months was also attributable to the inclusion of the Rawlings expenses and the impact of stronger foreign currencies on translated expenses as compared to 2002.

Operating Income. Operating income for the first nine months increased 7.3% to $26.6 million, or 5.1% of net sales as compared with $24.8 million, or 5.5% of net sales in the prior year. The increase in operating income reflects higher sales volume and an improvement in gross profit percentage, partially offset by higher selling and general and administrative expenses. The decline in operating income as a percentage of net sales was due to higher selling, general and administrative expenses as a percentage of net sales, partially offset by higher gross profits as a percentage of net sales.

Other Income, net. Other income, net for the 2003 first nine months was $1.7 million as compared to $0.1 million in the prior year. Other income for the 2003 first nine months included a $1.5 million gain on the May 27, 2003 sale of the assets of the composite utility and decorative light pole product lines of its industrial products segment. For additional discussion, see Note 4 of Notes to Consolidated Condensed Financial Statements.

Interest Expense. Interest expense increased to $7.2 million for the first nine months of 2003, as compared with $7.1 million in the year-earlier period. The increase in interest expense for the 2003 period was primarily attributable to higher average borrowing levels during the period resulting from the Rawlings acquisition at the end of the 2003 first quarter, partially offset by lower average interest rates on borrowings.

Debt Extinguishment Costs. K2 expensed approximately $2.0 million ($1.3 million, or $.05 per diluted share, after tax) in the 2003 first quarter of capitalized debt costs related to the repayment of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.1 million, or $.11 per diluted share, after tax) make-whole premium related to the prepayment of K2’s $58.9 million of senior notes.

Liquidity and Sources of Capital

K2’s operating activities provided $49.6 million of cash in the 2003 first nine months as compared to net cash provided of $15.7 million in the prior period. Included in the prior year’s period was a repurchase of $51.8 million of securitized receivables resulting from K2’s replacement of a former asset securitization program. The former program accounted for the receivable transfers as sales of receivables and accordingly, received off-balance sheet treatment. When the program was replaced, K2 repurchased the receivables previously sold under the program. The improvement in cash provided by operations in 2003 was primarily attributable to higher collections of accounts receivable of $29.3 million as K2 collected Rawlings seasonal accounts. Partially offsetting these improvements was smaller reduction in inventory during the 2003 period as compared to the 2002 period of $42.5 million.

Net cash used in investing activities was $10.1 million in the 2003 first nine months, as compared to cash used of $8.4 million in the prior year. The $1.7 million increase in cash used was due to higher capital expenditures of $9.0 million and $16.3 million in cash used for acquisitions, partially offset by $20.1 million in cash proceeds received from the sale of the composite utility and decorative light pole product lines discussed in Note 4 of Notes to Consolidated Condensed Financial Statements. There were no material commitments for capital expenditures at September 30, 2003.

Net cash used in financing activities was $36.1 million in the 2003 first nine months, as compared to cash used of $11.3 million in the prior year. The increase in cash used was due to higher cash provided from operations which allowed for higher net repayments of debt in 2003 as compared to 2002.

K2’s principal long-term borrowing facility is a $205 million revolving credit facility (“Credit Facility”), secured by all of K2’s assets in the United States, Canada and England. The Credit Facility has a $75 million limit for the issuance of letters of credit. The Credit Facility expires on March 31, 2006. At September 30, 2003, there were $25.1 million borrowings under the Credit Facility, $26.1 million of outstanding letter of credit issuances and $104.5 million of available borrowing capacity. At September 30, 2003, K2 also had outstanding a $16.7 million term loan, payable in monthly equal principal payments through March 31, 2006, $25.0 million of 7.25% convertible subordinated debentures due March 2010 and $75.0 million of 5.00% convertible senior debentures due June 2010. At September 30, 2003, K2 had $8.1 million outstanding under various foreign lending arrangements.

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at September 30, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Obligations	Total	1 year	1-3 years	4-5 years	5 years and beyond
	(Thousands)
Long-term debt	$41,746	$6,667	$35,079	$—	$—
Convertible subordinated debentures	97,951	—	—	—	97,951
Operating leases	21,504	5,250	7,019	4,740	4,495

Total contractual cash obligations	$161,201	$11,917	$42,098	$4,740	$102,446

K2 believes that the credit availability under the Credit Facility, together with cash flow from operations, will be sufficient for K2’s business needs through September 30, 2004. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets are the subject of security interests pursuant to existing indebtedness.

Subsequent Events

On October 17, 2003, K2 completed the acquisition of certain assets and the assumption of certain liabilities of WinterQuest LLC (“WinterQuest”), a privately held company founded in 1906, which is a marketer and manufacturer of snowshoes under the Tubbs and Atlas brands. For additional discussion, see Note 11 of Notes to Consolidated Condensed Financial Statements.

On October 22, 2003, K2 announced the signing of a definitive merger agreement with Brass Eagle Inc. (“Brass Eagle”) in which Brass Eagle would become a wholly-owned subsidiary of K2. Brass Eagle is a leader in the manufacturing, marketing, and distribution of paintball products, including markers, loaders, masks, paintballs and accessories under several brand names including Brass Eagle, Viewloader and JT. For additional discussion, see Note 11 of Notes to Consolidated Condensed Financial Statements.

liabilities by K2. This transaction will be accounted for under the purchase method of accounting, accordingly the purchased assets and liabilities assumed will be recorded at their estimated fair values at the date of acquisition. The purchase price allocation is expected to result in an excess of cost over net tangible assets acquired. The allocation of the purchase price will be completed during the 2003 fourth quarter. The results of the operations of Brass Eagle will be included in the consolidated financial statements of K2 beginning on the date of acquisition. The proposed transaction is subject to regulatory review and other customary conditions, and is expected to be completed by the end of 2003.

Sale of Operating Division

On May 27, 2003, K2 completed the sale of the assets of the composite utility and decorative light poles and other product lines (the “Division”) of its industrial products segment to GTG Temporary, LLC, a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $20.1 million in cash and the assumption of certain liabilities by the buyer. The gain on sale of the Division of $1.5 million ($1.0 million, net of taxes) includes an estimate of the costs of disposal and amounts related to the retention of certain liabilities by K2.

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

Long-Lived and Definite Lived Intangible Assets

Long-lived assets, including, among others, amortizable intangible assets (including the amortizable intangible assets acquired in the Rawlings acquisition completed in March 2003) and property, plant and equipment are reviewed periodically to determine if the carrying values are impaired. K2 evaluates the recoverability of the carrying amount of these long-lived and definite lived assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment of long-lived assets is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If the carrying value exceeds the estimate of future undiscounted cash flows, the impairment is calculated as the excess of the carrying value of the asset over the estimate of its fair value.

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

Based on the negative asset returns realized during 2002, the accumulated benefit obligation of the pension plans exceeded the fair value of the plan assets by $13.1 million at December 31, 2002. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholder’s equity, of $7.5 million ($4.9 million, net of taxes) during 2002. Based on this amount recorded, K2 had $12.6 million of net long-term pension liabilities as of September 30, 2003 and December 31, 2002, consisting of $13.1 million in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.5 million.

Stock-Based Compensation and Other Equity Instruments

K2 accounts for employee and directors’ stock option grants using the intrinsic method. Generally, the exercise price of K2’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than the market value at the date of grant, K2 records compensation expense over the vesting period of the option. For further discussion, see Note 2 of Notes to Consolidated Condensed Financial Statements.

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

Statement Regarding Forward-Looking Disclosure

This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent K2’s expectations concerning future events, many of which are beyond the control of K2, including, but not limited to, the following: statements regarding future sales and earnings, marketing efforts and trends concerning products sold by K2, foreign exchange rate fluctuations, debt reduction, conditions impacting the pension obligations, inventory levels at retail, product acceptance and demand, growth efforts, cost savings and economies of scale, dependence on foreign manufacturing, margin enhancement efforts, product development efforts, success of new product introductions future acquisitions and dispositions and overall market trends which involve substantial risks and uncertainties. K2 cautions these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, weather, economic conditions, the financial condition of K2’s customers, unfavorable political developments, rapid changes in marketing strategies, product design, styles and tastes, competitive pricing and the impact of foreign exchange on product costs, and other risks described in K2’s Annual Report on Form 10-K for the year ended December 31, 2002, in the Annual Report on Form 10-K for the year ended August 31, 2002 of Rawlings Sporting Goods Company, Inc. (other than the risks entitled “Credit Agreement Restrictions” and “Consideration of Strategic Alternatives”), and the section entitled “Risk Factors and Trends Affecting the Combined Company” in the Registration Statement on Form S-4 filed with the Securities Exchange Commission on February 25, 2003. Additionally, a resurgence of the severe acute respiratory syndrome (“SARS”) virus in southern China and Hong Kong could impact K2’s ability to manufacture and source products. Most of K2’s factories, as well as those with which K2 contracts, are located in southern China and K2’s Asian offices are located in Hong Kong. Any significant interruption in K2’s ability to send personnel to those areas to inspect and develop product or samples, or a high absenteeism rate at the factories or at K2’s offices, could have an adverse effect on K2’s ability to finalize, manufacture and ship its products.

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

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected fourth quarter 2003 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

ITEM 4 Controls and Procedures

An evaluation was conducted under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based on that evaluation, K2’s CEO and CFO concluded that K2’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that K2 files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such officers also confirm that there was no change in K2’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, K2’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Form of Indemnification Agreement dated August 7, 2003 entered into with each member of the Company’s Board of Directors and executive officers.

10.2	In October 2003, the Company entered into a Reimbursement Agreement with Mr. Richard J. Heckmann, Chairman and Chief Executive Officer, for the reimbursement of expenses incurred by Mr. Heckmann in the operation of his private plane when used for K2 business. The Reimbursement is effective for expenses incurred by Mr. Heckmann for K2 business purposes as Mr. Heckmann had incurred significant expenses since December 2002 and an agreement in principle was reached in September 2003. A copy of the agreement is attached hereto as an exhibit.

31.1	Certification of Chief Executive Officer Pursuant Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer under rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed in the third quarter ended September 30, 2003.

Report on Form 8-K dated July 21, 2003, furnished by the Company, containing the Company’s press release dated July 21, 2003 announcing the Company’s 2003 second quarter results.

Report on Form 8-K dated July 22, 2003, furnished by the Company, under Item 9, Regulation FD Disclosure, certain statements made by the Company in connection with the Company’s 2003 second quarter conference call and filing of its earnings release dated July 21, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC.
(registrant)

Date: November 14, 2003	s/ JOHN J. RANGEL
John J. Rangel
Senior Vice President and
Chief Financial Officer