Form 10-K
period 2003-12-31
K2 INC
filed 2004-03-12
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

Commission File No. 1-4290

K2 INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2077125
(State of Incorporation)	(I.R.S. Employer Identification No.)

2051 Palomar Airport Road Carlsbad, California	92009
(Address of principal executive offices)	(Zip Code)

(760) 494-1000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	New York Stock Exchange Pacific Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by an “X” whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $330,152,090 as of June 30, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 25, 2004.

Common Stock, par value $1	34,874,652 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 13, 2004 are incorporated by reference in Part III.

FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of K2 Inc. and its consolidated subsidiaries (“K2” or the “Company”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include K2’s ability to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, weather conditions, consumer spending, continued success of manufacturing in the People’s Republic of China, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in K2’s Securities and Exchange Commission reports filed after this report. K2 cautions that the foregoing list of important factors is not exclusive, any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and K2 assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1.    BUSINESS:

General

K2 Inc. is a premier sporting goods company with a diverse portfolio of leading sporting goods brands. K2 additionally offers other recreational products as well as certain niche industrial products. K2’s highly diversified revenues are generated by products used in individual and team sports activities, including baseball, softball, fishing, water and outdoor sports activities, alpine skiing, snowboarding, snowshoeing, in-line skating, mountain biking and paintball. K2’s sporting goods include a number of name brand lines such as Rawlings and Worth baseball and softball products, Shakespeare and Pflueger fishing rods and reels, Brass Eagle, JT and Viewloader paintball products, Stearns personal flotation devices, Stearns and Mad Dog rainwear and outdoor products, K2 and Olin alpine skis, K2, Ride, Liquid, 5150 and Morrow snowboards, boots and bindings, Tubbs and Atlas snowshoes, K2 in-line skates and K2 bikes. K2’s other recreational products include Planet Earth and Holden apparel, Adio and Hawk skateboard shoes and Hilton corporate casual apparel. K2’s industrial products consist primarily of Shakespeare monofilament line used in weed trimmers, fish line, paper mills and industrial applications, and Shakespeare fiberglass marine antennas and marine accessories. Founded in 1946, K2 has grown to approximately $700 million in 2003 annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic information, see Note 16 to Notes to Consolidated Financial Statements.

K2 has aggressively expanded its presence in several sporting goods markets in the United States, Europe and Japan, including skateboard shoes, fishing tackle reels and kits and combos, outdoor marine accessories, hunting accessories, snowboard apparel and ski accessories. Management believes these newer products have benefited from the brand strength, reputation, distribution, and the market share positions of other K2 products, several of which are now among the top brands in their respective markets. For example, management believes that:

•	Rawlings has the #1 market position in sales of baseballs and baseball gloves;

•	Shakespeare leads the U.S. fishing market in fishing rods and kits and combo sales;

•	Ugly Stik is the top selling line of moderately priced fishing rods in the U.S.;

•	Stearns has the #1 market position in personal flotation devices;

•	K2 has the #1 market position worldwide in performance in-line skates;

•	K2 has the #2 market position worldwide in snowboard products;

•	K2 has the #1 market position in the U.S. in alpine skis;

•	Tubbs has the #1 market position in the U.S. in sales of snowshoes; and

•	Brass Eagle has the #1 market position in the U.S. in sales of paintball products.

In order to implement its strategy for growth, K2 has embarked upon an aggressive program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products. K2 intends to implement its internal growth strategy by continuing to improve operating efficiencies, extending its product offerings through new product launches and maximizing its extensive distribution channels. In addition, K2 will seek strategic acquisitions of other sporting goods companies with well-established brands and with complementary distribution channels. K2 believes that the growing influence of large format sporting goods retailers and retailer buying groups as well as the consolidation of certain sporting goods retailers worldwide is leading to a consolidation of sporting goods suppliers. K2 also believes that the most successful sporting goods suppliers will be those with greater financial and other resources, including those with the ability to produce or source high-quality, low cost products and deliver these products on a timely basis, to invest in product development projects and the ability to access distribution channels with a broad array of products and brands. In addition, as the influence of large sporting goods retailers grows, management believes these retailers will prefer to rely on fewer and larger sporting goods suppliers to help them manage the supply of products and the allocation of shelf space.

K2’s common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: KTO).

2003 Acquisitions

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”) in a stock-for-stock exchange offer/merger transaction. Rawlings is the leading manufacturer and marketer of baseball equipment. Rawlings was founded in 1887 and has since become a tradition in team sports equipment and uniforms. Under its brand name, Rawlings provides competitive team sports equipment and apparel for baseball, basketball and football, as well as licensed Major League Baseball, NCAA and National Federation of State High School Association retail products. Since 1977, Rawlings has been the exclusive supplier of baseballs to Major League Baseball, since 1994 it has been the exclusive supplier of baseballs to 19 Minor Leagues and in 2003 became the official helmet supplier to Major League Baseball. In addition, Rawlings’ licensees sell numerous products, including athletic shoes, socks, and apparel, using the Rawlings brand name and logo.

On September 16, 2003, K2 completed the acquisition of all of the outstanding capital stock of Worth, Inc. (“Worth”) in exchange for cash and K2 common stock. Worth is a leading supplier of softball products with leading market positions in aluminum bats and softballs and a leader in collegiate and amateur slow pitch and fast pitch softball.

On December 16, 2003, K2 completed the acquisition of Brass Eagle, Inc. (“Brass Eagle”) in a stock-for-stock exchange offer/merger transaction. Brass Eagle is a worldwide leader in the design, manufacture, marketing, and distribution of paintball products, including paintball markers, paintballs, and accessories.

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc., in a stock-for-stock exchange offer/merger transaction. Fotoball USA, Inc., a franchiser in the marketing and manufacturing of souvenir and promotional products, principally for team sports, has been re-named K2 Licensing & Promotions, Inc. For additional discussion, see Note 17 of Notes to Consolidated Financial Statements.

During 2003, K2 also completed four smaller acquisitions, three of which are reported within the sporting goods segment and one within the industrial segment.

For additional information on these acquisitions see note 3 to Notes to Consolidated Financial Statements.

Sale of Operating Division

On May 27, 2003, K2 completed the sale of the assets of its composite utility and decorative light poles and related product lines (the “Division”) to a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $20.1 million in cash and the assumption of certain liabilities by the buyer. For additional information see note 4 to Notes to Consolidated Financial Statements.

K2 classifies its business into three segments based on similar product types, consisting of sporting goods products, other recreational products and selected industrial products.

Sporting Goods Products

Net sales for sporting goods products were $569.2 million in 2003, $437.4 million in 2002 and $439.5 million in 2001. The following table lists K2’s principal sporting good products and the brand names under which they are sold.

Product	Brand Name
Baseballs, softballs, bats, gloves and accessories	Rawlings, Worth
Fishing rods, reels and fishing kits and combos	Shakespeare, Ugly Stik, Pflueger
Active water and outdoor sports products	Stearns, Mad Dog
Alpine skis	K2, Olin
Snowboards and accessories	K2, Ride, 5150, Liquid, Morrow
Snowshoes and accessories	Tubbs, Atlas
In-line skates	K2
Mountain and BMX bikes	K2
Paintball markers, paintballs and accessories	Brass Eagle, Viewloader, JT

Baseball and Softball.    Rawlings is a leading supplier of baseball equipment. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batter’s helmets, catcher’s and umpire’s protective equipment, aluminum and wood baseball bats, batter’s gloves and miscellaneous accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide, and is also the official baseball supplier to Major League Baseball, Minor League Baseball and NCAA, as well as the official helmet supplier to Major League Baseball. In addition, Rawlings’ products are endorsed by more than 35 college coaches, 28 sports organizations and numerous athletes, including approximately 700 Major League Baseball players. Rawlings products are manufactured principally in Asia and Costa Rica.

Worth is a leading supplier of softball products with market leading positions in collegiate and amateur slow pitch and fast pitch softball. Worth products are widely preferred in NCAA Division I fast pitch softball programs and is the official softball of all Canadian major associations and the official softball and softball bat of the U.S. Specialty Sports Association. Worth products include aluminum softball bats, softballs, softball gloves and miscellaneous accessories. Worth products are manufactured principally in the United States.

Rawlings and Worth products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the United States as well as through independent distributors in Europe and Japan.

Basketball, Football, Soccer and Volleyball.    Rawlings sells 30 different models of basketballs, including full-grain, composite and synthetic leather and rubber basketballs for men and women in both the youth and adult markets. Rawlings recently introduced its patented Ten basketball which uses ten panels to improve handling, grip, control and shooting. Rawlings is the official supplier of basketballs to the National Association of Intercollegiate Athletics and the National Junior College Athletic Association Championships.

Team Sports Apparel.    Rawlings has been selling team uniforms for approximately 100 years. Rawlings believes it has growth opportunities in its current team apparel business, as well as, in the larger active wear apparel market.

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

Active Water and Outdoor Sports Products.    K2 sells Stearns flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products, wet suits, waders, outdoor products, rainwear and inflatable and towable water products and Mad Dog hunting accessories in the United States and in certain foreign countries. In the United States, occupants of boats are required by law either to wear or have available personal flotation devices meeting United States Coast Guard standards. Stearns personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories. Stearns manufactures most of its personal flotation devices in the U.S., manufactures certain components in China and sources its other products from Asia. Stearns products are sold principally through an in-house sales department and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

Alpine Skis.    K2 sells its alpine skis under the names K2 and Olin in the three major ski markets of the world — the United States, Europe and Japan. While participation rates for alpine skiing have been relatively flat during the past several years, K2 believes that industry retail sales have declined in the worldwide market during the same period. In particular, K2 believes poor weather conditions in certain markets, the high cost of skiing, the opportunity to participate in alternative activities such as snowboarding, and the increased use of rental or demo skis further contributed to a decline in retail sales. K2 skis, however, have benefited in recent years from their increasing popularity among retail purchasers, resulting from recent innovations including performance enhancing MOD technology, gender specific skis, attractive graphics and creative marketing.

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

Snowboards and Accessories.    K2 sells snowboards, boots, bindings and snowboard outerwear under the K2, Ride, Morrow, 5150 and Liquid brands. Accessories, including backpacks for carrying snowboards and other gear when hiking into the back country and snowboard apparel are being marketed under the K2 and Ride brands. Growth in retail sales in the snowboard market has slowed, resulting in fewer, larger, better capitalized brands. K2 also began selling in 2003 a line of ski and snowboard goggles under the Velvet and Version brands. K2 manufactures most of its own snowboards in its manufacturing facility in China. K2 believes its manufacturing capability and ability to innovate provide a competitive advantage. Like its alpine skis, K2 snowboards are of high quality and have innovative features.

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

K2’s in-line skates target the enthusiast and are priced at the mid to upper end of the industry’s price points. K2 skates are attractive and of high quality and have innovative features such as a soft mesh and leather upper designed for improved comfort, with a rigid plastic cuff for support. K2’s skates incorporate several innovations, including K2’s soft boot skate with no laces. The patented product line is designed for performance as well as superior comfort and support. K2 also sells women’s-specific skates and adjustable-size, soft boot skates for children.

K2 in-line skates are manufactured to its specifications and are primarily assembled by a third party vendor in China. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors.

Mountain and BMX Bikes.    K2 distributes high quality full-suspension mountain bikes, front suspension mountain bikes, road bikes and BMX bikes and accessories under the K2 name in the United States and internationally. K2’s mountain bikes provide performance and comfort with shock absorbing elements for front and rear wheels or front wheels only, which improves climbing ability and decreasing rider fatigue and off-road vibration.

The bikes are manufactured and assembled by third party vendors. The bikes are marketed by an in-house marketing staff and are sold by independent sales representatives to independent bicycle dealers and other K2 retailers in the U.S. and through distributors internationally.

Paintball Products.    Brass Eagle designs and distributes throughout the United States a full line of paintball markers with a variety of performance characteristics. There are three primary classifications of paintball markers: pump action, semi-automatic and ultra high performance paintball markers. Brass Eagle currently offers all three types of paintball markers under its Brass Eagle, JT and Viewloader brand names to the mass merchant, sporting goods and specialty markets, as appropriate. To assist in its marketing efforts, Brass Eagle and JT sponsor key professional paintball teams. Paintball markers are generally sourced by Brass Eagle in Asia from third party suppliers. Brass Eagle, JT and Viewloader products are sold directly by Brass Eagle and through independent sales representatives to mass merchandisers, sporting goods retailers and to specialty shops and paintball venues in the United States, as well as through independent distributors in Europe.

Paintballs are made of a gelatinous material; the paint is non-toxic, biodegradable and washable. Paintballs are manufactured using an encapsulation process in the company’s manufacturing facilities in the US, requiring special equipment and certain technical knowledge. Brass Eagle sells its paintballs in multiple colors in packages ranging in size from 100 to 2,000 balls.

Brass Eagle markets a broad product line of paintball accessories complementary to its paintball markers and paintballs. These accessory products include goggle systems, paintball loaders, cleaning squeegees, and refillable CO2 tanks. Goggle systems, a requirement for safe paintball play, are a primary component of Brass Eagle’s accessory product line. The goggle systems are designed to provide full face, eye and ear protection.

Other Recreational Products

Net sales for other recreational products were $48.3 million in 2003, $35.6 million in 2002 and $39.8 million in 2001. The following table lists K2’s principal other recreational products and brand names under which they are sold.

Product	Brand Name
Skateboard apparel	Planet Earth
Snowboard apparel	Planet Earth, Holden
Skateboard shoes	Adio and Hawk
Corporate casuals	Hilton

Skateboard and snowboard apparel and skateboard shoes.    Skateboard and snowboard apparel and skateboard shoes are sold in the U.S., Canada, Europe and Japan. Suppliers, primarily located in Asia, manufacture these products to K2’s specifications. Independent sales representatives sell the products to retailers in the U.S. and Canadian markets and through Company-owned and independent distributors in Europe and Asia. K2’s skateboard shoes are designed with significant assistance from a group of well-known professional skateboarders. With favorable demographic trends, skateboarding has been enjoying a significant resurgence in popularity, principally among pre-teen and early teen boys. Skateboard shoes are marketed under the Adio and Hawk brand names, and models are named after the specific skateboarder who aided in the design. The Hawk brand of shoes has been designed and introduced in cooperation with Tony Hawk, the best known professional skateboarder in the world.

Corporate Casuals.    K2 manufactures and distributes shirts, jackets and other apparel under the Hilton brand name. The products are sold in the United States to corporate buyers or advertising specialty distributors, embroiderers and screen printers who in turn sell imprinted items, including garments, principally to corporate buyers. Hilton apparel, which is sourced from offshore vendors, is sold through catalogs, by a direct sales force and by independent sales representatives.

Industrial Products

Net sales of industrial products were $101.0 million in 2003, $109.2 million in 2002 and $110.2 million in 2001. The decline in sales during 2003 was attributable to the sale of the assets of the composite utility and decorative light poles and related product lines in May 2003. The following table lists K2’s principal industrial products and the brand names under which they are sold.

Product	Brand Name
Monofilament line	Shakespeare
Marine radio antennas	Shakespeare

Monofilament Line.    Nylon and polyester monofilament line is manufactured in the U.S. and the U.K. and sold by K2 in a variety of diameters, tensile strengths and softness. Monofilament is used in various applications including the manufacture of woven mats for use by paper producers in the United States, Europe and South America, as fishline and for use as line in weed trimmers in the United States and is sold directly to paperweavers, directly to retailers of fishline and distributors of cutting line and to others through independent sales representatives. Monofilament sold in Europe for woven mats is manufactured primarily in K2’s U.K. facility. Shakespeare monofilament also manufactures various products for industrial applications.

Marine Radio Antennas.    K2 manufactures fiberglass radio antennas in the United States and in China for marine, citizen band and military application under the Shakespeare name. The products are sold primarily in the United States. K2 also distributes marine accessories under the Shakespeare name which are manufactured in Asia to K2’s specifications. An in-house sales department and independent sales representatives sell the antennas, radios and other marine accessories to specialty marine dealers.

Competition

K2’s competition varies among its business lines. The sporting goods markets and recreational products markets are generally highly competitive, with competition centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than for active wear) consists of a relatively small number of large producers, some of whom have greater financial and other resources than K2. A relatively large number of companies compete for sales of active wear. While K2 believes its well-recognized brand names, low cost China manufacturing and sourcing base, established distribution channels and reputation for developing and introducing innovative products have been key factors in the successful introduction of its sporting goods and other recreational products, there are no significant technological or capital barriers to entry into the markets for many sporting goods and other recreational products. These markets face competition from other leisure activities, and sales of leisure products are affected by economic conditions, weather patterns and changes in consumer tastes, which are difficult to accurately predict.

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

Manufacturing, Foreign Sourcing and Raw Materials

K2 believes that for the products within its core categories, it is of strategic importance to develop the capability to source and manufacture high-quality, low cost products. As a result, K2 currently manufactures products in the People’s Republic of China, including most of its fishing rods and reels, snowboards, skis, shells for flotation devices, batting helmets and certain marine antennas. Additionally, K2 currently purchases in-line skates, baseball gloves, paintball markers and other products from a few vendors in China. Certain other products are sourced from various vendors in Asia, Latin America and Europe. The remaining products are manufactured by K2 in the United States, Costa Rica and the United Kingdom.

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods and other recreational products businesses, although the cost of certain raw materials has fluctuated. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. Timely supply of sporting goods products from K2’s factories and suppliers in The People’s Republic of China is dependent on uninterrupted trade with China. Should there be an interruption in trade with China, it could have a significant adverse impact on K2’s business, results of operations or financial position. Additionally, the gross margins on K2’s products manufactured or sourced in the U.S. or in Asia and distributed in Europe will depend on the relative exchange rates between the U.S. dollar, the Chinese yuan and the Euro.

K2 has not experienced any substantial difficulty in obtaining raw materials for its industrial products segment, although the cost of certain raw materials has fluctuated throughout the year.

Seasonality and Cyclicality; Backlog

Sales of K2’s sporting goods are generally highly seasonal, although K2 has reduced this seasonality overall by acquiring a number of companies in 2003, and in many instances are dependent on weather conditions. K2’s industrial products are mildly seasonal. This seasonality causes K2’s financial results to vary from quarter to quarter, and K2’s sales and earnings are usually lower in the fourth quarter. In addition, the nature of K2’s baseball, softball, paintball, ski, snowboard, bike, in-line skate, fishing and water sports products businesses requires that, in anticipation of the selling season for these products, it make relatively large investments in inventory. The primary selling season, in the case of baseball and softball runs from January through April, paintball runs from September through November, skis and snowboards runs from August through December, bikes runs from October through April, in-line skates runs primarily from October through May and fishing tackle and water sports products runs primarily from January through June. Relatively large investments in receivables consequently exist during and after such seasons. The rapid delivery requirements of K2’s customers for its sporting goods products and other recreational products also result in investment in significant amounts of inventory. K2 believes another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products’ retail seasons and ordering based on rates of sale.

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

Because of the nature of many of K2’s businesses, backlog is generally not significant.

Customers

K2 believes that its customer relationships are excellent. Wal-Mart accounted for over 10% and 5% of K2’s consolidated annual net sales and operating income, respectively, in 2003. No one customer of K2 accounted for 10% or more of its consolidated annual net sales or 5% of its operating income in 2002.

Research and Development

Consistent with K2’s business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, K2 maintains decentralized research and development departments at several of its manufacturing centers, which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $9.6 million in 2003, $8.5 million in 2002 and $12.2 million in 2001 and were expensed as a part of general and administrative expenses in the year incurred.

Environmental Factors

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRP’s and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2003 and December 31, 2002, K2 had recorded an estimated liability of approximately $980,000 and $1,308,000, respectively, for environmental liabilities with no insurance recovery expected. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

Employees

K2 had approximately 3,500 and 2,000 employees at December 31, 2003 and 2002, respectively. K2 believes its relations with employees generally have been good.

Patents and Intellectual Property Rights

While product innovation is a highly important factor in K2’s sporting goods and other recreational products segments and many of K2’s innovations have been patented, K2 does not believe the loss of any one patent would have a material effect on its financial position, cash flows or results of operations. Certain of its brand names, such as Rawlings, Worth, Shakespeare, Ugly Stik, Pflueger, Adio, Stearns, Mad Dog, K2, Olin, Ride, Morrow, Liquid, 5150, Tubbs, Atlas, Brass Eagle, Viewloader, JT and Adio are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Registered and other trademarks and trade names of K2’s products are italicized in this Form 10-K.

Available Information

K2’s website is http://www.k2inc.net. K2 makes available, free of charge, on or through the website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. This website address is intended to be an inactive textual reference only, and none of the information contained on the website is part of this report or is incorporated in this report by reference.

ITEM 2.    PROPERTIES

The table below provides information with respect to the principal production and distribution facilities utilized by K2 for operations as of December 31, 2003.

		Owned Facilities		Leased Facilities
Location	Type of Facility	No. of Locations	Square Footage	No. of Locations	Square Footage
Sporting Goods
Arkansas	Distribution and production	1	14,000	—	—
California	Distribution and production	—	—	2	32,000
Colorado	Distribution and production	—	—	1	40,000
Illinois	Distribution and production	1	6,000	—	—
Minnesota	Distribution and production	1	278,000	2	88,000
Missouri	Distribution and production	—	—	4	743,000
Mississippi	Distribution and production	—	—	1	13,000
New York	Distribution and production	1	81,000	—	—
Pennsylvania	Distribution and production	—	—	1	6,000
South Carolina	Distribution and production	1	100,000	1	40,000
Tennessee	Distribution and production	4	264,000	—	—
Vermont	Distribution and production	—	—	1	20,000
Washington	Distribution and production	1	165,000	1	146,000
Foreign	Distribution and production	2	69,000	28	1,515,000

		12	977,000	42	2,643,000

Other Recreational Products
Alabama	Distribution	2	160,000	—	—
California	Distribution	—	—	2	67,000
Illinois	Distribution	—	—	1	85,000

		2	160,000	3	152,000

Industrial Products
South Carolina	Distribution and production	1	300,000	2	81,000
Foreign	Distribution and production	1	33,000	—	—

		2	333,000	2	81,000

The corporate headquarters of K2 is located in approximately 19,000 square feet of leased office space in Carlsbad, California. The terms of K2’s leases range from one to eight years, and many are renewable for additional periods. The termination of any lease expiring during 2004 would not have a material adverse effect on K2’s operations.

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

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRP’s and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2003 and December 31, 2002, K2 had recorded an estimated liability of approximately $980,000 and $1,308,000, respectively, for environmental liabilities with no insurance recovery expected. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

K2 is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of product liability, patent, commercial, employment and environmental matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” K2 makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. K2 believes that it has adequate provisions for such matters. K2 reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular legal matter. Litigation is inherently unpredictable. However, K2 believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of K2

Name	Position	Age
Richard J. Heckmann	Chairman of the Board and Chief Executive Officer	60
J. Wayne Merck	President and Chief Operating Officer	43
John J. Rangel	Senior Vice President and Chief Financial Officer	49
Dudley W. Mendenhall	Senior Vice President – Finance	49
Monte H. Baier	Vice President, General Counsel and Secretary	35
David G. Cook	Vice President – Asia Operations	65
Paul J. Ebnet	President of Stearns Inc.	48
Scott M. Hogsett	President of Shakespeare Fishing Tackle	51
Robert F. Marcovitch	President of K-2 Corporation	47
Robert M. Parish	President of Rawlings Sporting Goods Company, Inc.	38
David Y. Satoda	Vice President and Director of Taxes	38
E. Lynn Scott	President of Brass Eagle, LLC	49
Diana C. Crawford	Corporate Controller	35

Mr. Heckmann has been Chief Executive Officer of K2 since October 2002 and Chairman of the Board of K2 since April 2000. Mr. Heckmann has been a director of MPS Group, Inc. since April 2003, and served as a director of Philadelphia Suburban Corporation from August 2000 through February 2002, United Rentals, Inc. from October 1997 through May 2002, Waste Management Inc. from January 1994 through January 1999 and Station Casinos, Inc. from April 1999 through March 2001. Mr. Heckmann retired as Chairman of Vivendi Water, an international water products group of Vivendi S.A., a worldwide utility and communications company with headquarters in France, in June 2001. Mr. Heckmann was Chairman, President and Chief Executive Officer of United States Filter Corporation, a worldwide provider of water and wastewater treatment systems and services, from 1990 to 1999. Vivendi acquired US Filter on April 29, 1999. He has served as the associate administrator for finance and investment of the Small Business Administration in Washington, DC and was the founder and Chairman of the board of Tower Scientific Corporation.

Mr. Merck has been President and Chief Operating Officer of K2 Inc. since November 2003. Prior to that, he was Executive Vice President and Chief Operating Officer of K2 Inc. from October 2002. He served as Executive Vice President of Operations of K2 Inc. from July 2000, Vice President of K2 Inc. from January 1996 and President of Shakespeare Composites & Electronics, a division of Shakespeare Company, LLC (“Shakespeare”), a wholly-owned subsidiary of K2 Inc. from June 1996. Mr. Merck served as President of K2 Inc.’s former business, Anthony Pools, from February 1994 to June 1996.

Mr. Rangel, a CPA, has been Senior Vice President and Chief Financial Officer of K2 Inc. since April 2003. Prior to that, he served as Senior Vice President-Finance of K2 Inc. since 1988, and Corporate Controller from 1985 to 1988.

Mr. Mendenhall is Senior Vice President—Finance of K2 Inc. Prior to joining K2 Inc. in April 2003, he was Managing Director of Ernst & Young’s west coast Corporate Finance Group from March 2001. From January 1990 through March 2001, Mr. Mendenhall held a number of executive positions at Banc of America: from January 1996 to March 2001, as Managing Director and Group Head of the entertainment and media industry group in Los Angeles and New York; from June 1993 to December 1995, as Managing Director of the Corporate Finance Group; and from January 1990 to June 1993, as Managing Director of the Leverage Finance Group.

Mr. Baier is Vice President, General Counsel and Secretary of K2 Inc. Prior to joining K2 Inc. in April 2003, he was Associate General Counsel at Asia Global Crossing from April 2000. From 1995 through April 2000, Mr. Baier was as an Associate in the New York law firm of Simpson Thacher & Bartlett. Mr. Baier received a juris doctor degree from the New York University School of Law.

Mr. Cook has been Vice President—Asia Operations of K2 Inc. since January 2004. Prior to that he was President of Stearns Inc., a wholly-owned subsidiary of K2 Inc., since 1982. In addition, Mr. Cook was President of Shakespeare Fishing Tackle, a division of Shakespeare, from 1989 to 1995 and President of Shakespeare Ltd. (Hong Kong), a wholly-owned subsidiary of K2 Inc., from 1991 to 1997.

Mr. Ebnet has been President of Stearns Inc. since January 2004. Prior to that Mr. Ebnet served for 24 years at Stearns in several capacities including Vice President of Sales, Marketing and Product Development.

Mr. Hogsett has been President of Shakespeare Fishing Tackle, a division of Shakespeare, since October 2002. Prior to that time, he served as General Manager of Shakespeare from 1998 to October 2002.

Mr. Marcovitch is President of K-2 Corporation, a wholly-owned subsidiary of K2 Inc. and doing business as K2 Sports. Prior to January 2003, he was President of K2 Corporation of Canada, a wholly-owned subsidiary of K2 Inc., from November 1999. Prior to that, Mr. Marcovitch was President and Chief Executive Officer of Ride, Inc., a designer, manufacturer and distributor of snowboard products and accessories, since June 1998. Ride was acquired by K2 Inc. in October, 1999.

Mr. Parish is President of Rawlings Sporting Goods Company, Inc., a wholly-owned subsidiary of K2 Inc. Prior to joining Rawlings in September 2003, Robert Parish served as president and chief executive officer of Worth, Inc. since 1995. Worth Inc., a leading manufacturer and supplier of softball equipment to the sporting goods industry, was acquired by K2 Inc. in September 2003.

Mr. Scott is President of Brass Eagle, LLC, a wholly-owned subsidiary of K2 Inc. Prior to the acquisition of Brass Eagle by K2 Inc. in December 2003, Mr. Scott was President and Chief Executive Officer of Brass Eagle since its inception in September 1997.

Mr. Satoda has been a Vice President of K2 Inc. since May 2001 and Director of Taxes since joining K2 Inc. in August 2000. Prior to that time, Mr. Satoda was a Senior Manager with Ernst & Young LLP, an international auditing and tax consulting firm for more than five years.

Ms. Crawford has been Corporate Controller of K2 Inc. since July 1999. She was Secretary from December 2000 through May 2003. Prior to joining K2 Inc., she was Controller of Kent H. Landsberg Company from 1996 to 1999 and an Audit Manger with Ernst & Young LLP from 1990 to 1996.

Officers of K2 are elected for one year by the directors at their first meeting after the annual meeting of shareholders and hold office until their successors are elected and qualified.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER

MATTERS

Principal Markets and Holders

K2’s Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol “KTO.” At February 25, 2004 there were 2,783 holders of record of Common Stock of K2.

Common Stock Prices

The following table sets forth, for the quarters indicated, the reported high, low and closing sales prices of K2’s Common Stock, as reported by the New York Stock Exchange during K2’s two most recent fiscal years.

	Stock Prices
	High	Low	Close
2003
Fourth	$18.15	$13.43	$15.55
Third	18.09	12.30	14.85
Second	12.75	7.45	12.25
First	10.06	7.72	7.72

2002
Fourth	11.01	6.40	9.40
Third	10.00	7.50	7.90
Second	10.25	6.55	10.25
First	7.60	6.32	6.52

Equity Compensation Plan Information

Information regarding K2’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in K2’s Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after Registrant’s fiscal year end of December 31, 2003 (the “Proxy Statement”), which information is incorporated herein by reference.

Dividends

K2 has paid no cash dividends since May 1999. K2’s credit facility limits K2’s cash dividends to $1,000,000 per year. As of December 31, 2003, $1,000,000 of retained earnings were available to pay such dividends, however, K2 does not anticipate paying any cash dividends in the foreseeable future. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital, and Note 7 of Notes to Consolidated Financial Statements for further description of K2’s credit facilities.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

Computershare Trust Co., Inc.

350 Indiana Street

Suite 800

Golden, Colorado 80401

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2003	2002	2001 (a)	2000	1999 (b)
	(Thousands, except per share figures)
Statement of Operations Data:
Net sales	$718,539	$582,159	$589,519	$665,562	$640,461
Cost of products sold (c)	498,620	411,620	429,338	462,242	462,033

Gross profit	219,919	170,539	160,181	203,320	178,428
Selling expenses	116,509	86,394	103,688	108,274	101,130
General and administrative expenses (c)	61,759	48,393	43,028	42,952	40,341
Research and development expenses	9,599	8,469	12,184	13,271	12,113

Operating income	32,052	27,283	1,281	38,823	24,844
Interest expense	9,950	8,966	13,631	14,814	12,741
Debt extinguishment costs (d)	6,745	—	—	—	—
Other income, net (e)	(2,218)	(253)	(375)	(191)	(413)

Income (loss) from continuing operations before provision (credit) for income taxes	17,575	18,570	(11,975)	24,200	12,516
Provision (credit) for income taxes	6,151	6,500	(4,271)	7,502	4,005

Income (loss) from continuing operations	11,424	12,070	(7,704)	16,698	8,511
Discontinued operations, net of taxes	—	—	—	(119)	1,332

Net Income (loss)	$11,424	$12,070	$(7,704)	$16,579	$9,843

Basic earnings (loss) per share of Common Stock:
Continuing operations	$0.46	$0.67	$(0.43)	$0.93	$0.50
Discontinued operations	—	—	—	(0.01)	0.08

Net income (loss)	$0.46	$0.67	$(0.43)	$0.92	$0.58

Diluted earnings (loss) per share of Common Stock:
Continuing operations	$0.44	$0.67	$(0.43)	$0.93	$0.50
Discontinued operations	—	—	—	(0.01)	0.08

Net income (loss)	$0.44	$0.67	$(0.43)	$0.92	$0.58

Dividends:
Cash—per share of Common Stock	$—	$—	$—	$—	$0.11
Basic shares outstanding of Common Stock	24,958	17,941	17,940	17,949	16,880
Diluted shares outstanding of Common Stock (f)	28,750	17,994	17,940	18,040	16,883
Balance Sheet Data: (g)
Total current assets	$536,322	$323,924	$307,175	$305,132	$345,809
Total assets	871,871	438,410	423,400	424,110	491,442
Total current liabilities	254,761	115,302	99,422	121,742	162,187
Long-term obligations	133,261	73,007	97,828	69,836	107,280
Total debt plus off-balance sheet financing facility (h)	216,138	96,120	160,557	173,292	219,083
Shareholders’ equity	434,040	231,296	214,657	227,248	218,520

(a)	Operating income and net loss include downsizing costs totaling $18,000 ($11,700 net of taxes) of which $15,650 was charged to cost of goods sold and $2,350 was charged to general and administrative expenses. See Note 2 to Notes to to Consolidated Financial Statements.

(b)	Gross profit, operating income, income from continuing operations and net income include restructuring costs totaling $6,500 ($4,420 net of taxes) and downsizing costs totaling $4,000 ($2,720 net of taxes) . See Note 2 to Notes to Consolidated Financial Statements.
(c)	For 2001, cost of products sold includes a $15,650 charge and general and administrative expenses includes a $2,350 charge, both recorded in the third quarter. For 1999, cost of products sold includes a $10,500 charge recorded in the fourth quarter. See Note 2 to Notes to Consolidated Financial Statements.
(d)	For 2003, amount includes $4.7 million of a make-whole premium and $2.0 million for the write-off of capitalized debt costs. See Note 7 to Notes to Consolidated Financial Statements.
(e)	For 2003, other income includes a $2.2 million gain related to the sale of the composite utility and decorative light poles product lines. See Note 4 to Notes Consolidated Financial Statements.
(f)	For 2003, diluted shares of Common Stock outstanding include the dilutive impact of stock options and warrants and the assumed conversion of convertible subordinated debentures. See Note 14 to Notes to Consolidated Financial Statements.
(g)	For 2003, the increase in balance sheet data, including total current assets, total assets, total current liabilities, long-term obligations, total debt plus off-balance sheet financing facility and shareholders’ equity was primarily attributable to K2’s acquisition activities during 2003. See Note 7 to Notes to Consolidated Financial Statements.
(h)	Years 2001, 2000 and 1999 include debt related to an accounts receivable securitization facility that qualified for off-balance sheet treatment.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of the factors discussed below under the Factors That Could Affect Future Results section and elsewhere in this Annual Report.

K2 is a premier sporting goods company with a diverse portfolio of leading sporting goods brands. K2 additionally offers other recreational products as well as certain niche industrial products. Sporting goods represented $569.2 million, or 79.2%, of K2’s 2003 consolidated net sales, other recreational products represented $48.3 million in 2003 net sales, and K2’s manufacturing and supply of selected industrial products, had sales of $101.0 million in 2003.

Overview

K2 believes that in 2003 there were two major trends in the sporting goods industry. First, the sporting goods market experienced little or no growth in wholesale sales during 2003. Second, there was a growing influence of large format sporting goods retailers and retailer buying groups as well as the consolidation of certain sporting goods retailers worldwide, all of which has resulted in a consolidation of sporting goods suppliers. Based on these market trends, K2 believes that the most successful sporting goods suppliers will be those with greater financial and other resources, including those with the ability to produce or source high-quality, low cost products and deliver these products on a timely basis, to invest in product development projects and the ability to access distribution channels with a broad array of products and brands. In addition, as the influence of large sporting goods retailers grows, management believes these retailers will prefer to rely on fewer and larger sporting goods suppliers to help them manage the supply of products and the allocation of shelf space.

As a result of these market trends, K2 has embarked upon an aggressive program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products. K2 intends to implement its internal growth strategy by continuing to improve operating efficiencies, extending its product offerings through new product launches and maximizing its extensive distribution channels. In addition, K2 will seek strategic acquisitions of other sporting goods companies with well-established brands and with complementary distribution channels.

During 2003, K2 made significant progress towards achieving its strategic objectives as follows:

•	K2 completed seven acquisitions during 2003 including:

•	Acquisition in a stock-for-stock exchange offer/merger transaction of Rawlings Sporting Goods Company, Inc., a leading marketer and manufacturer of baseball equipment, establishing K2’s presence in the team sports market;

•	Acquisition of all of the outstanding capital stock of Worth, Inc., a leading marketer and manufacturer of softball equipment, further establishing K2’s presence in team sports; and

•	Acquisition in a stock-for-stock exchange offer/merger transaction of Brass Eagle, Inc, a worldwide leader in the design, manufacture, marketing, and distribution of paintball products, including paintball markers, paintballs, and accessories, establishing K2’s presence in the paintball market.

•	The newly acquired brands along with K2’s existing brands has allowed K2 to aggregate its brand strength in complementary distribution channels in a consolidating industry characterized by large format sporting goods retailers and retail buying groups.

•	The newly acquired brands have helped K2 balance the seasonality of its business and strengthen its customer relationships.

•	K2 has entered several new sports markets such as baseball, softball, paintball, lacrosse and snowshoeing, which provides K2 with additional platforms for future growth opportunities.

•	K2 has continued to leverage its China manufacturing and Asian product sourcing capabilities. During 2003, K2 increased the capacity of its China operations and increased the size of its sourcing group to accommodate the product needs of its acquisitions and existing companies.

•	K2 introduced a number of new products during 2003 in the sporting goods markets as a means to drive organic growth.

•	K2 continued to focus on cost reduction initiatives by relocating the manufacturing of K2 branded products to K2’s China facilities.

•	K2 established the K2 Merchandising group to improve the marketing of K2 products and strengthen K2’s relationships with its retailers.

•	K2 completed a restructuring of its capital structure through the private placement of $25 million of convertible subordinated debentures in February 2003, the replacement of K2’s revolving credit facility with a new revolving credit facility of $205 million and a term loan of $15 million in March 2003, and the private placement of $75 million of convertible subordinated debentures in June 2003. These new sources of capital replaced higher interest borrowings and provided K2 more opportunity and flexibility to make progress towards its strategic objectives.

K2 has begun to see results from its efforts reflected in its financial performance. Net sales for 2003 improved 23.4% to $718.5 million from 2002 due to the acquisitions K2 completed during 2003 as well as organic growth from most of K2’s existing brands. Gross profit percentage improved from 29.3% to 30.6% in 2003 due in part to K2’s continued cost reduction efforts. Operating income for 2003 increased to $32.1 million, or 4.5% of net sales, as compared to operating income of $27.3 million, or 4.7% of net sales, in 2002. The increase in operating income reflects higher sales volume and an improvement in gross profit percentage, partially offset by higher selling and general and administrative expenses. The increase in selling and general and administrative expenses in 2003 was attributable to K2’s acquisitions during 2003 without a corresponding full year benefit of net sales, higher pension expenses and the impact of stronger foreign currencies on translated expenses as compared to 2002. See Results of Operations section below for further discussion.

Matters Affecting Comparability

Acquisitions.    K2’s operating results for 2003 include the operating results for its acquisitions completed during 2003. Approximately $113.9 million of the $136.4 million increase in net sales, when compared to 2002, are attributable to K2’s acquisitions during 2003 as discussed below.

Divestiture.    On May 27, 2003, K2 completed the sale of the assets of its composite utility and decorative light poles and related product lines (the “Division”) of its industrial products segment to a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $20.1 million in cash and the assumption of certain liabilities by the buyer. The gain on sale of the Division of $2.2 million ($1.4 million, net of taxes) includes an estimate of the costs of disposal and amounts related to the retention of certain liabilities by K2.

Debt Extinguishment Costs.    K2’s operating results for 2003 include approximately $6.7 million of debt extinguishment costs in conjunction with K2’s debt refinancing activities in March 2003. K2 expensed approximately $2.0 million ($1.3 million, or $.05 per diluted share, after tax) of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.1 million, or $.11 per diluted share, after tax) was paid in cash and expensed for a make-whole premium related to the prepayment of K2’s $58.9 million of secured senior notes (the “Senior Notes”).

Downsizing and Restructuring Activities.    During 2001, K2 recorded charges to cost of products sold and general and administrative expenses for restructuring and downsizing costs of $15.6 million and $2.4 million, respectively. See additional discussion regarding these charges below.

Changes in Accounting Principle.    Effective January 1, 2002, K2 adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain other intangible assets deemed to have indefinite useful lives are no longer amortized but are reviewed annually for impairment. SFAS No. 142 does not require retroactive restatement for all periods presented; however, it does require the disclosure of prior year effects adjusted for the elimination of amortization of goodwill and indefinite-lived intangible assets. Had K2 adopted the new goodwill accounting on the first day of 2001, amortization expense for the twelve months ended December 31, 2001 would have been lowered by approximately $2.6 million, and the net loss for that period would have decreased by the same amount (or $.14 per diluted share) to $5.1 million.

Consolidated Results of Operations

The following table sets forth certain financial amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001:

				2003 vs. 2002 Increase / (Decrease)		2002 vs. 2001 Increase / (Decrease)
	2003	2002	2001	$	%	$	%
	(In thousands, except per share data)
Net Sales	$718.5	$582.2	$589.5	$136.3	23.4%	$(7.30)	(1.2)%
Gross profit	219.9	170.5	160.2	49.4	29.0%	10.3	6.4%
Operating income (a)	32.1	27.3	1.3	4.8	17.6%	26.0	2000.0%
Net income (loss) (b)	11.4	12.1	(7.7)	(0.7)	(5.8)%	19.8	(257.1)%

Diluted earnings per share	$0.44	$0.67	$0.43	$(0.2)	(34.3)%	$0.24	55.8%

Expressed as a percentage of net sales:
Gross margin (c)	30.6%	29.3%	27.2%
Selling, general and administrative expense	24.8%	23.2%	24.9%
Operating margin (b)	4.5%	4.7%	0.2%

(a)	Operating income for 2001 includes a $18.0 million pre-tax charge for factory closures and downsizing activities as discussed in Note 2, Charges Against Earnings, in the Notes to Consolidated Financial Statements and in Matters Affecting Comparability above.
(b)	Net income for 2003 includes $6.7 million ($4.4 million net of taxes) for debt extinguishment costs as discussed in Note 7, Borrowings and Other Financial Instruments, in the Notes to Consolidated Financial Statements and in Matters Affecting Comparability above.
(c)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Statements of Operations.

Acquisitions and Divestitures

During 2003, K2 completed a number of acquisitions and a divestiture as follows:

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), a designer, manufacturer and marketer of equipment and apparel for baseball, basketball and football, in a stock-for-stock exchange offer/merger transaction. Under the terms of the merger, each outstanding share of Rawlings common stock was converted into 1.080 shares of K2 common stock. Based on the number of common shares outstanding of Rawlings, approximately 8.8 million shares of K2’s common stock were issued to the Rawlings shareholders in the merger, and the aggregate purchase price of the transaction was valued at approximately $76.8 million (excluding merger costs of approximately $3.3 million). In connection with the merger, K2 paid off long-term and seasonal working capital debt of Rawlings of approximately $64 million. The results of the operations of Rawlings have been included in the consolidated financial statements of K2 beginning with the date of the merger.

On September 16, 2003, K2 completed the acquisition of Worth, Inc. (“Worth”) in exchange for cash and K2 common stock. Worth, a privately held company founded in 1912, is a marketer and manufacturer of bats, balls, gloves and accessories for the softball and baseball industry. Additionally, through its deBeer division, Worth is a producer of equipment for lacrosse. Under the terms of the merger agreement, K2 acquired all of the outstanding shares of Worth common stock in exchange for approximately 0.9 million shares of K2’s common stock and a cash payment of $12.6 million, resulting in an aggregate purchase price of approximately $27.4 million (excluding merger costs of approximately $1.2 million). In connection with the acquisition, K2 paid off long-term and seasonal working capital debt of Worth of approximately $15 million. The results of the operations of Worth have been included in the consolidated financial statements of K2 beginning with the date of acquisition.

On December 8, 2003, K2 completed the acquisition of Brass Eagle, Inc. (“Brass Eagle”), a designer, manufacturer and marketer of paintball products, including paintball markers, paintballs, and accessories in a stock-for-stock exchange offer/merger transaction. Under the terms of the merger, each outstanding share of Brass Eagle common stock was converted into 0.6036 shares of K2 common stock. Based on the number of common shares outstanding of Brass Eagle, approximately 4.5 million shares of K2’s common stock were issued to the Brass Eagle shareholders, and the aggregate purchase price of the transaction was valued at approximately $78.4 million (excluding merger costs of approximately $3.4 million). The results of the operations of Brass Eagle have been included in the consolidated financial statements of K2 beginning with the date of the merger.

During 2003, K2 also completed four smaller acquisitions, three of which are reported within the sporting goods segment and one within the industrial segment, for a combined total purchase price value of approximately $16.0 million and the payoff of $9.1 million in permanent and seasonal debt. The results of the operations of these companies have been included in the consolidated financial statements of K2 beginning with the date of the acquisitions.

On May 27, 2003, K2 completed the sale of the assets of its composite utility and decorative light poles and related product lines (the “Division”) of its industrial products segment to a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $20.1 million in cash and the assumption of certain liabilities by the buyer. The gain on sale of the Division of $2.2 million ($1.4 million, net of taxes) includes an estimate of the costs of disposal and amounts related to the retention of certain liabilities by K2.

Downsizing and Restructuring Activities

Pursuant to the acquisitions made by K2 during 2003, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $5.1 million. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2003.

During 2001, in ongoing cost reduction moves, K2 completed the move of its remaining ski production to China, closing its Washington ski manufacturing facility. In addition, three other smaller manufacturing facilities, which serviced the Stearns and Hilton operations were shut down in Minnesota and Alabama, with most of the production also moving overseas. In addition to the factory closures, K2 experienced a substantial industry-wide slowdown of sales of small-wheeled products in 2001, necessitating a downsizing of K2’s small- wheeled products operations. Consequently, the factory closures and downsizing activities resulted in 2001 charges to cost of products sold and general and administrative expenses for restructuring and downsizing costs of $15.6 million and $2.4 million, respectively. Approximately $5.0 million was a charge to earnings which resulted in a cash payment with the remainder being non-cash charges. These costs were associated with the reduction of personnel, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory.

Review of Operations: Comparison of 2003 to 2002

Net sales increased to $718.5 million from $582.2 million in the prior year. Net income for 2003 was $11.4 million, or $.44 per diluted share, as compared to net income of $12.1 million, or $.67 per diluted share, in the prior year. Net income for 2003 included $4.4 million, or $.15 per diluted share, in after-tax charges for early extinguishment of debt.

Net sales.    In the sporting goods segment, net sales for 2003 totaled $569.2 million as compared with $437.4 million in 2002, an increase of $131.8 million, or 30.1%. The sales improvement was attributable to increased sales of snowboard products of $5.0 million, skis of $4.1 million, in-line skates of $6.3 million, Stearns outdoor products of $4.7 million, and the combined sales contribution of $113.9 million from K2’s acquisitions during 2003. These improvements were offset by a $2.7 million decline in sales of Shakespeare fishing tackle products due primarily to lower sales in the European markets. The increase in snowboard sales resulted mainly from the popularity of the Ride brand, while ski sales benefited from the popularity of K2’s skis in the domestic and European markets. Increased in-line skate sales were the result of strong demand in the European and Asian markets. Increased sales of Stearns outdoor products reflected new product introductions, and higher demand for rain gear and children’s flotation products.

In the other recreational products segment, net sales for 2003 were $48.3 million as compared with $35.6 million in the prior year. The increase in sales was attributable to $14.4 million of higher sales of skateboard shoes and apparel. This increase in skateboard shoes and apparel reflected the strong sell through of the Adio shoe brand and an expanded retail distribution network. Sales of Hilton apparel declined by $1.6 million as the business was restructured during the year.

In the industrial products group, net sales for 2003 were $101.0 million as compared with $109.2 million in 2002. The overall decline in sales was attributable to the sale of the assets of the composite utility and decorative light poles and related product lines in May 2003 partially offset by $10.5 million in higher sales of Shakespeare cutting line and monofilament products. For further discussion regarding the sale of the composite utility and decorative light poles and related product lines, see Note 4 to Notes to Consolidated Financial Statements.

Gross profit.    Gross profit for 2003 was $219.9 million, or 30.6% of net sales, as compared with $170.5 million, or 29.3% of net sales in 2002. The improvement in gross profit dollars for the year was attributable to the increase in sales volume and the improvement in gross profit as a percentage of net sales. The improvement in gross profit percentage as a percentage of net sales was due to fewer close-out sales of in-line skates in 2003 as compared to 2002, continued shifting of product manufacturing and sourcing to K2’s China manufacturing facility and an increase in the sales of higher margin products, particularly related to K2’s acquisitions during 2003.

Costs and expenses.    Selling expenses for 2003 increased to $116.5 million, or 16.2% of net sales as compared with $86.4 million, or 14.8% of net sales, in 2002. The dollar and percentage increase in selling expenses was attributable to K2’s acquisitions during 2003, which resulted in increased volume-related selling expenses of $24.4 million without a corresponding full year benefit of net sales due to the timing of such acquisitions, and K2’s additional investment in advertising and marketing of its brands during 2003.

General and administrative expenses for 2003 were $61.8 million, or 8.6% of net sales, compared with $48.4 million, or 8.3% of net sales, in 2002. The dollar and percentage increase in 2003 was attributable to K2’s acquisitions during 2003, which resulted in increased expenses of $9.6 million without a corresponding full year benefit of net sales, higher pension expenses of $2.1 million and the impact of stronger foreign currencies on translated expenses as compared to 2002. Research and development expenses increased $1.1 million, or 12.9% to $9.6 million from $8.5 million in 2002 as the result of K2’s acquisitions during 2003 which resulted in the inclusion of additional research and development expenses beginning with the date of each acquisition.

Operating income.    Operating income for 2003 increased to $32.1 million or 4.5% of net sales, as compared to operating income of $27.3 million, or 4.7% of net sales, in 2002. The increase in operating income reflects higher sales volume and an improvement in gross profit percentage, partially offset by higher selling and general and administrative expenses. The decline in operating income as a percentage of net sales was due to higher selling, general and administrative expenses as a percentage of net sales, partially offset by higher gross profits as a percentage of net sales.

Interest expense.    Interest expense for 2003 increased to $10.0 million, compared with $9.0 million in 2002. The increase in interest expense for 2003 was primarily attributable to higher average borrowing levels during the year resulting from K2’s acquisitions during 2003, as well as approximately $370,000 of amortization expense associated with the warrants issued on K2’s $25 million convertible subordinated debentures. These increases were partially offset by lower average interest rates on borrowings.

Debt Extinguishment Costs.    In conjunction with K2’s debt refinancing activities in March 2003, K2 expensed approximately $2.0 million ($1.3 million, or $.05 per diluted share, after tax) of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.1 million, or $.11 per diluted share, after tax) was paid in cash and expensed for a make-whole premium related to the prepayment of K2’s Senior Notes.

Other income, net.    Other income increased to $2.2 million from $0.3 million in 2002. Other income generally includes royalties, interest income and other miscellaneous income. In 2003, other income also included a $2.2 million gain on the sale of the composite utility and decorative light poles and related product lines.

Income taxes.    The effective income tax rate for 2003 and 2002 was 35.0%.

Segment information.    Total segment operating profit (before interest expense, corporate expenses, the gain on the sale of the composite utility and decorative light poles and related product lines, debt extinguishment costs and income taxes) improved to $37.9 million in 2003 from $30.6 million in 2002.

In the sporting goods segment, operating profit was $36.2 million in 2003 as compared with an operating profit of $27.8 million in 2002. The improvement in operating profit was attributable to the increase in sales volume (excluding the impact of acquisitions) during 2003, improved gross margins as the result of fewer close- out sales, reduced product costs from the China manufacturing facility and an increase in sales of higher margin products. The acquisitions made by K2 during 2003 did not have a significant impact on operating profit during 2003.

In the other recreational products segment, an operating loss of $6.8 million was reported in 2003 as compared with an operating loss of $6.6 million in 2002. The increase in the loss was attributable to the decline in corporate apparel sales as the business was restructured and lower gross margins as the result of certain inventory reduction efforts partially offset by improved sales and margins of skateboard shoes and apparel.

In the industrial products segment, operating profit declined to $8.5 million in 2003 from $9.4 million in 2002. The decline was due to the sale of the assets of the composite utility and decorative light poles and related product lines in May 2003.

Review of Operations: Comparison of 2002 to 2001

Net sales declined to $582.2 million in 2002 from $589.5 million in the prior year. Net income for 2002 was $12.1 million, or $.67 per diluted share, as compared to a net loss of $7.7 million, or $.43 per diluted share, in the prior year. The net loss for 2001 included $11.7 million, or $.65 per diluted share, in after-tax charges for restructuring and downsizing.

Net sales.    In the sporting goods segment, net sales for 2002 totaled $437.4 million as compared with $439.5 million in 2001. The overall decline in sales was attributable to worldwide declines in snowboard and in-line skates sales of $11.4 and $7.0 million, respectively. These declines were partially offset by increased worldwide sales of Shakespeare fishing tackle of $10.0 million, Stearns outdoor products of $6.5 million and skis of $2.8 million. The decline in snowboard sales was due to cautious ordering by retailers in the soft economy, despite growing market shares of both K2 & Ride snowboard products. Orders for in-line skates declined as retail inventories were reduced following a sharp decline in the worldwide in-line skate market. K2’s position in the market has benefited from its brand, its strength as the performance skate leader coupled with the benefits of a market consolidating around a handful of brands. Shakespeare fishing tackle sales benefited from market share gains, led by higher sales of new fishing reels, Ugly Stik fishing rods, and kits and combos. Higher sales of Stearns outdoor products were the result of the increased popularity of children’s flotation devices and new applications for the U.S. Navy. The improvement in ski sales was due to growing market shares in the U.S. and strong sell-through of K2 products at retail.

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

Gross profit.    Gross profit for 2002 was $170.5 million, or 29.3% of net sales, as compared with $160.2 million, or 27.2% of net sales in 2001. Gross profit for 2001 included charges for restructuring and downsizing of $15.6 million (a discussion regarding an additional $2.4 million which was charged against general and administrative expenses is included below). During 2001, K2 closed the Washington ski manufacturing facility and three other smaller manufacturing facilities in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production moving to China and elsewhere. In addition to the factory closures, K2 experienced an industry-wide slowdown in sales of small-wheeled products, necessitating a downsizing of K2’s small-wheeled products operation. The downsizing of the small-wheeled products business, the shutdown of the domestic manufacturing facilities and additional cost reduction measures resulted in 2001 charges to cost of products sold of $15.6 million primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. The overall improvement in gross profit dollars and margins for 2002 was attributable to the restructuring and downsizing charges discussed above and reduced product costs obtained from selling products manufactured in China. These improvements were more than offset by a $1.0 million adjustment in 2002 to the carrying value of the scooter inventory, and higher sales of reduced margin products, particularly in-line skates in Europe, in conjunction with K2’s inventory reduction initiatives. K2’s inventory reduction initiatives helped to reduce overall inventory levels by $25.7 million from the prior year.

Costs and expenses.    Selling expenses for 2002 decreased 16.7% to $86.4 million, or 14.8% of net sales as compared with $103.7 million, or 17.6% of net sales, in 2001. The dollar and percentage decline was attributable to the decline in sales volume in 2002 and K2’s cost reduction programs initiated during 2001.

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

Interest expense.    Interest expense for 2002 declined $4.6 million, or 33.8%, to $9.0 million. Lower average borrowings resulted in interest savings of $2.7 million and lower average interest rates resulted in an additional $2.0 million of savings. The average interest rate decrease was due to general interest rates declines that occurred during 2002 and a higher percentage of borrowings under K2’s accounts receivable purchase facility during 2002 rather than under K2’s other long-term liquidity facilities which have higher interest rates.

Other income.    Other income for 2002, which includes royalties, interest income and other miscellaneous income, declined to $0.3 million from $0.4 million in 2001.

Income taxes.    The effective income tax rate for 2002 increased to an expected rate of 35% as the result of the 2002 income from operations versus the 35.7% credit in the prior year as the result of the 2001 loss from continuing operations.

Segment information.    Total segment operating profit (before interest expense, corporate expenses and income taxes) for 2002 improved to $30.6 million from $4.7 million in 2001. The 2001 period included $18.0 million of restructuring and downsizing charges as discussed above of which $16.3 million was reflected in the sporting goods segment, $1.5 million in the other recreational products segment and $0.2 million in the industrial products segment.

In the sporting goods segment, operating profit for 2002 was $27.8 million as compared with an operating loss of $0.9 million in 2001. The 2002 improvement was attributable to the restructuring and downsizing costs discussed above and lower selling and research and development expenses as the result of K2’s cost reduction initiatives. These improvements were partially offset by increased insurance costs, higher allowances for doubtful accounts and a $1.0 million adjustment to the carrying value of the scooter inventory.

In the other recreational products segment, an operating loss of $6.6 million was reported in 2002 as compared with an operating loss of $5.9 million in 2001. The increase in the loss was attributable to the decline in corporate apparel sales due to continued sluggish market conditions and lower gross margins as the result of K2’s inventory reduction efforts.

In the industrial products segment, operating profit for 2002 declined to $9.4 million from $11.5 million in 2001. The decline was due to lower gross margins as the result of K2’s inventory reduction efforts and sluggishness in the industry as well as higher insurance costs and allowances for doubtful accounts.

Liquidity and Sources of Capital

K2’s operating activities provided $32.7 million of cash in the current year as compared to $21.3 million during 2002. Included in 2002 was a repurchase of $51.8 million of securitized receivables resulting from K2’s replacement of a former asset securitization program. The former program accounted for the receivable transfers as sales of receivables and accordingly, received off-balance sheet treatment. When the program was replaced, K2 repurchased the receivables previously sold under the program, resulting in the use of cash from operations. Cash from operating activities during 2003 also benefited from higher reductions in accounts receivable, partially offset by increased inventory levels, as compared to 2002.

Net cash used in investing activities was $41.2 million, as compared to $9.0 million in 2002. The increase in cash used in 2003 was due to higher capital expenditures of $12.5 million and an increase in cash used for acquisition activities during 2003 of $37.8 million. These amounts were partially offset by $20.1 million of proceeds received from the sale of the composite utility and decorative light poles and related product lines during 2003. No material commitments for capital expenditures existed at year end.

Cash provided by financing activities in 2003 was $18.5 million as compared with cash used of $12.4 million in 2002. The cash provided by financing activities in 2003 as compared to cash used in the prior year was due to the increase in cash used in investing activities during 2003 as compared to 2002 resulting in higher net higher borrowings of debt and an increase in stock option exercise activity of $8.9 million.

K2’s principal long-term borrowing facility is a $205 million revolving credit facility (“Facility”), secured by all of K2’s assets in the United States, Canada and England. Total availability under the Facility is determined by a borrowing formula based on eligible trade receivables and inventory. The Facility is expandable to $230 million and has a $75 million limit for the issuance of letters of credit. The Facility expires on March 31, 2006. At December 31, 2003, there were $92.3 million of borrowings outstanding under the Facility, $17.5 million of outstanding letter of credit issuances (consisting of $14.2 million of standby letters of credit and $3.3 million of trade letters of credit which expire over the next 12 months) and $95.1 million of available borrowing capacity. At December 31, 2003, K2 also had outstanding a $15.0 million term loan, payable in monthly equal principal payments through March 31, 2006, $25.0 million of 7.25% convertible subordinated debentures due March 2010 and $75.0 million of 5.00% convertible senior debentures due June 2010. At December 31, 2003, K2 had $10.8 million outstanding under various foreign lending arrangements.

The Facility is subject to a “Material Adverse Effect” clause and the cash received from receivable collections is subject to the control of the lenders via a lock-box arrangement, if average excess availability, as defined, under the Facility falls below $50 million. K2 does not currently expect average excess availability, as defined in the Facility, to be less than $50 million in the next twelve months. In accordance with the provisions of EITF 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” and FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements”, K2 has classified approximately $65.5 million of seasonal borrowings outstanding under the Facility at December 31, 2003 as current portion of long-term debt and the remaining balance of approximately $26.8 million as long-term debt.

The Facility limits K2’s ability to pay cash dividends and make stock repurchases to $1,000,000 per each fiscal year, of which the full amount was available as of December 31, 2003.

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at December 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt (1)	$205,387	$72,126	$35,194	$—	$98,067
Operating leases (2)	34,953	8,482	12,339	8,864	5,268
Contingent acquisition consideration	7,500	7,500	—	—	—

Total contractual cash obligations	$247,840	$88,108	$47,533	$8,864	$103,335

(1)	Includes principal outstanding under K2’s lending arrangements. See Note 7 to Notes to Consolidated Financial Statements, for additional information on K2’s long-term debt obligations.
(2)	See Note 9 to Notes to Consolidated Financial Statements for additional information on K2’s operating leases.

K2 believes that the credit available under the Facility, together with cash flow from operations will be sufficient for K2’s business needs during 2004. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Facility.

Subsequent Events

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc., in a stock-for-stock exchange offer/merger transaction. Fotoball USA, Inc., a franchiser in the marketing and manufacturing of souvenir and promotional products, principally for team sports, has been renamed to K2 Licensing and Promotions, Inc. The purchase price of the transaction was valued at approximately $16 million.

Environmental Matters

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRP’s and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2003 and December 31, 2002, K2 had recorded an estimated liability of approximately $980,000 and $1,308,000, respectively, for environmental liabilities with no insurance recovery expected. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

Newly Adopted Accounting Standards

In January 2003, the Financial Accounting Standards Boards (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of Fin 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R”) to address certain Fin 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)	Special purpose entities (“SPE’s”) created prior to February 1, 2002. K2 must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPE’s created prior to February 1, 2003. K2 is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that was created subsequent to January 31, 2003. The provisions of Fin 46 were applicable for variable interests in entities obtained after January 31, 2003. K2 is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to SPE’s and all other variable interests obtained after January 31, 2003 did not have an impact on K2’s financial statements. K2 is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPE’s created prior to February 1, 2003 but does not expect a material impact.

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

Revenue Recognition

K2 recognizes revenue from product sales upon shipment to its customers, which is at the point in time risk of loss is transferred to the customer, net of reserves for estimated returns. As a general matter, customers have no right of return, however returns do occur from time to time for a variety of reasons, including local business practices in one of the foreign countries in which K2 does business. Reserves for estimated returns are established based upon historical return rates and recorded as reductions of sales.

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

Accounts Receivable and Allowances

Accounts receivable are the result of K2’s worldwide sales activities. Although K2’s credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 2003 and 2002, K2’s receivables from sporting goods retailers who sell skis, skates, snowboards and bikes, amounted to 41% and 60%, respectively, of total receivables. K2 generally does not require collateral and performs periodic credit evaluations to manage its credit risk.

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

Inventories

Inventories are valued at the lower of cost or market value. Cost is substantially determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations. In 2001, K2 recorded a total charge of approximately $9.3 million, relating to the write-down in the value of small-wheeled products as the result of a significant softening of the market for such products during the year, and for inventory disposals resulting from the closure of certain manufacturing facilities and an additional $1.0 million in 2002 and $1.2 million in 2003 relating to the small-wheeled products.

Long-Lived and Finite Lived Intangible Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to eleven years.

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” K2 assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. K2 determined there were no indicators of impairment of long-lived assets as of December 31, 2003.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements and tradenames/trademarks which have weighted average useful lives of approximately 8 years, 9 years, 6 years and 5 years, respectively.

Indefinite Lived Intangible Assets

Effective January 1, 2002, K2 adopted new accounting standards on “Business Combinations,” and “Goodwill and Other Intangible Assets.” In accordance with these new standards, goodwill and intangible assets with indefinite lives are no longer amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. As required by the new standards, the impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a K2 reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

The fair value of K2’s reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Future cash flows are estimated by K2 under the market approach, fair value is estimated based on market multiples of revenue or earnings for comparable companies.

Based on the results of the annual impairment tests, K2 determined that no impairment of goodwill existed as of December 31, 2003. However, future goodwill impairment tests could result in a charge to earnings. K2 will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

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

Pensions

K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on the Moody’s AA Effective Annual Yield rate as of December 31, 2003. The salary growth assumptions reflect long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. As of December 31, 2002, K2’s assumption related to the discount rate, projected compensation increases and expected return on assets was 6.75%, 4.00% and 8.50%, respectively. Due to the lower expectations of asset returns and the declining interest rate environment in 2003, K2 lowered its discount rate and expected return on assets assumptions to 6.25% and 8.25%, respectively, at December 31, 2003. A continued variance in the discount rate, expected return on plan assets and rate of compensation increase could have a significant impact on the pension costs recorded.

Due to the lower discount rate and declines in the stock market during 2001 and 2002, actual asset returns on K2’s pension assets did not meet K2’s assumption of 2002 and 2003 expected returns. This resulted in 2003 pension expense being higher than 2002 pension expense by approximately $2.1 million which is reflected in the 2003 general and administrative expenses. For the 2003 year, market conditions improved which resulted in asset returns on pension assets exceeding expectations. These asset returns are estimated to result in a decrease in 2004 pension expense of approximately $700,000. However, the decrease in the discount rate from 6.75% to 6.25% is estimated to result in an increase in 2004 pension expense of approximately $100,000. In addition, the decrease in the expected return on assets assumption from 8.50% to 8.25% is estimated to result in an additional increase to 2004 pension expense of approximately $100,000. Finally, as a result of the lower discount rate and lower asset returns, K2 estimates a required cash contribution of approximately $4.0 million to the pension plans in 2004.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the pension plans exceeded the fair value of the plan assets by $15.6 million and $13.1 million at December 31, 2003 and 2002, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholder’s equity, of $6.8 million ($4.4 million, net of taxes) at December 31, 2003. Based on this amount recorded, K2 had $15.2 million and $12.6 million, of net pension liabilities as of December 31, 2003 and 2002, respectively, consisting of $15.6 and $13.1 million, respectively, in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.4 million and

$0.5 million, respectively. As of December 31, 2003, K2 treated $4.0 million of the pension liability as current and $11.2 million as long-term as K2 estimates a $4.0 million contribution during the twelve months ended December 31, 2004.

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

Factors That Could Affect Future Results

Because of the following factors, as well as other factors affecting our business, financial position, results of operations and prospects, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

K2’s strategic plan, involving growth through the acquisition of other companies, may not succeed.

K2’s strategic plan involves rapid growth through the acquisition of other companies. Such growth involves a number of risks, including:

•	the difficulties related to combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day operations;

•	the assumption of liabilities of an acquired business, including unforeseen liabilities;

•	the failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	the dilution of existing stockholders and convertible note holders due to the issuance of equity securities, utilization of cash reserves, or incurrence of debt in order to fund the acquisitions;

•	the potentially substantial transaction costs associated with acquisitions; and

•	the difficulties related to assimilating the products, personnel and systems of an acquired business and to integrating distribution and other operational capabilities.

Current and future financings may place a significant debt burden on K2.

Borrowings under K2’s existing $205 million revolving credit facility and under its $15 million term loan, together with outstanding convertible debentures of $100 million in the aggregate, as well as potential future financings, may substantially increase K2’s current indebtedness. Among other things, such increased indebtedness could:

•	adversely affect K2’s ability to expand its business, market its products and make investments and capital expenditures;

•	adversely affect the cost and availability of funds from commercial lenders, debt financing transactions and other sources;

•	adversely affect the ability of K2 to pursue its acquisition strategy; and

•	create competitive disadvantages compared to other companies with lower debt levels.

K2 faces intense competition and potential competition from companies with greater resources, and if it is unable to compete effectively with these companies, its business could be harmed.

The markets for sporting goods and recreational products in which K2 competes are generally highly competitive, especially as to product innovation, performance and styling, price, marketing and delivery. Competition regarding these products, other than active wear, consists of a relatively small number of large producers, some of whom have greater financial and other resources than K2. In addition, many of K2’s competitors offer sports and recreational equipment not currently sold by K2 and may be able to leverage these broader product offerings to adversely affect K2’s competitive market position. Further, there are no significant technological or capital barriers to entry into the markets for many sporting goods and recreational products. The sales of leisure products are also affected by changes in the economy and consumer tastes, and sporting goods and recreational products face competition from other leisure activities.

K2’s industrial products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products. Many industrial competitors have greater financial and other resources than K2.

Purchasing decisions made by a small number of large format sporting goods retailers can have a significant impact on K2’s results.

Although the sporting goods manufacturing industry is highly fragmented, many of the retail customers that purchase sporting goods are highly concentrated. Large format sporting goods retailers are important to K2’s results of operations, and Wal-Mart accounted for over 10% of K2’s net sales for the year ended December 31, 2003. Due to their size, these retailers may demand better prices and terms from K2, and these demands may have an adverse impact on K2’s margins. In addition, if any of these large format sporting goods retailers were to decide to materially reduce the amounts or types of K2 products that they purchase, such decision would have a material adverse impact on K2’s business.

K2’s failure to keep pace with rapid change in marketing strategies, product design, styles and tastes could harm its business.

Consumer demand for recreational products is strongly influenced by matters of taste and style. K2 cannot assure you that K2 will successfully develop new products to address new or shifting consumer demand. An unexpected change in consumer tastes or product demand could seriously harm K2’s business. K2’s inability to timely and successfully respond to developments and changing styles could hurt its competitive position or render its products noncompetitive.

K2 cannot assure you that demand for its products will remain constant. The sales of leisure products are affected by changes in the economy and consumer tastes, both of which are difficult to predict. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing energy costs, declining consumer confidence and significant declines in the stock market could lead to a further reduction in discretionary spending for consumer products.

The weak financial conditions of some of K2’s customers may adversely impact K2’s business.

A large portion of K2’s sales are to sporting goods retailers. Many of K2’s smaller retailers and some larger retailers are not strongly capitalized. Adverse conditions in the sporting goods retail industry can adversely impact the ability of retailers to purchase K2 products, or could lead retailers to request credit terms that would adversely affect K2’s cash flow and involve significant risks of nonpayment.

K2’s financial results vary from quarter to quarter, which could hurt K2’s business and the market price of its stock.

Various factors affect K2’s quarterly operating results and some of them are not within K2’s control. They include, among others:

•	weather and snow conditions;

•	the timing and introduction of new products;

•	the mix of products sold;

•	the timing of significant orders from and shipments to customers;

•	product pricing and discounts;

•	the timing of its acquisitions of other companies and businesses; and

•	general economic conditions.

These and other factors are likely to cause financial results of K2 to fluctuate from quarter to quarter. If revenue or operating results fall short of the levels expected by public market analysts and investors, the trading price of K2 common stock could decline dramatically. Based on the foregoing, K2 believes that quarter-to-quarter comparisons of its results of operations may not be meaningful. Therefore, purchasers of K2 common stock should not view K2’s historical results of operations as reliable indications of its future performance.

Certain K2 businesses are highly seasonal.

Certain K2 businesses are highly seasonal. Historically, certain of K2’s businesses, such as baseball and softball, skis and snowboards, bikes, in-line skates, fishing tackle and water sports products have experienced seasonal swings in their businesses depending on their respective products. This seasonality impacts K2’s working capital requirements and hence overall financing needs. In addition, K2’s borrowing capacity under the revolving credit facility is impacted by the seasonal change in receivables.

K2 may not be able to attract or retain the management employees necessary to remain competitive in its industry; the loss of one or more of K2’s key personnel, including Mr. Richard J. Heckmann, Chairman and Chief Executive Officer of K2, could have a material adverse effect on K2’s business, financial condition, results of operations and prospects.

K2’s continued success depends on the retention, recruitment and continued contributions of K2’s key management, finance, marketing and staff personnel, many of whom would be difficult or impossible to replace. The competition for qualified personnel is intense. K2 cannot assure you that it will be able to retain its current personnel or recruit the key personnel it requires. Specifically, Mr. Richard J. Heckmann, K2’s Chairman and Chief Executive Officer, has been fundamental to developing K2’s growth strategy and, without his services, K2’s implementation of its growth strategy might fail. In addition, K2 does not have employment agreements with most members of its senior management team. The loss of services of members of K2’s key personnel, including Mr. Heckmann, could have a material adverse effect on K2’s business, financial condition, results of operations and prospects.

International operations, unfavorable political developments and weak foreign economies may seriously harm K2’s financial condition.

K2’s business is dependent on international trade, both for sales of finished goods and low-cost manufacturing and sourcing of products. K2’s three principal markets are North America, Europe and Asia. K2’s revenues from international operations were approximately 28% of K2’s sales for the year ended December 31, 2003. K2 expects that its revenues from international operations will continue to account for a significant portion of its total revenues. Any political developments adversely affecting trade with Europe or Asia could severely impact K2 results of operations. K2’s international operations are subject to a variety of risks, including:

•	recessions in foreign economies;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	reduced protection of intellectual property rights in some countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	social, political and economic instability;

•	unexpected changes in regulatory requirements;

•	acts of war and terrorism;

•	ability to finance foreign operations;

•	changes in consumer tastes and trends;

•	tariffs and other trade barriers; and

•	U.S. government licensing requirements for export.

In addition, K2 will continue to outsource a number of its supply contracts to entities in foreign nations and will continue to be highly reliant on overseas manufacturing. Specifically, K2 maintains significant manufacturing capacity in China and Costa Rica. Political or economic developments adversely affecting the operation of these facilities could result in late deliveries, lower sales and earnings, and unanticipated costs.

Changes in currency exchange rates could affect K2’s revenues.

A significant portion of K2’s production and approximately 24% of K2’s sales for the year ended December 31, 2003 are denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although K2 engages in some hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the United States dollar and the currencies of Europe and Asia could made K2 products less competitive in foreign markets, and could reduce the sales and earnings represented by foreign currencies. Additionally, such fluctuation could result in an increase in cost of products sold in foreign markets reducing margins and earnings.

Acts of war or terrorism may have an adverse effect on K2’s business.

Acts of war or terrorism may have an adverse effect on the economy generally, and more specifically on K2’s business. Among various other risks, such occurrences have the potential to significantly decrease consumer spending on leisure products and activities, adversely impact K2’s ability to consummate future debt or equity financings and negatively affect K2’s ability to manufacture, source and deliver low-cost goods in a timely manner.

K2 is subject to and may incur liabilities under various environmental laws.

K2 is subject to federal, state, local and foreign laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of and exposure to hazardous substances. In that regard, K2 has been and could be subject to claims and inquiries related to alleged substances in K2’s products that may be subject to notice requirements or exposure limitations, particularly in California, which may result in fines and penalties. K2 is also subject to laws and regulations that impose liability for cost and damages resulting from past disposals or other releases of hazardous substances. For example, K2 may incur liability under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar laws, some of which impose strict, and in some cases, joint and several, liability for the cleanup of contamination resulting from past disposals of waste, including disposal at off-site locations. In addition, K2 has acquired pre-existing businesses, such as Rawlings, that have historical and ongoing operations, and K2 has limited information about the environmental condition of the properties of such companies. It is possible that soil and groundwater contamination may exist on these or other of K2’s properties resulting from current or former operations. K2 is currently aware of one matter involving off-site waste disposal liability in South Carolina and another matter involving soil contamination at a former facility in Michigan for which K2 has accrued approximately $1.0 million as of December 31, 2003. Although K2 is not aware of any issues arising under current environmental laws that would be reasonably likely to have a material adverse effect on K2’s business, financial condition or results of operations, K2 cannot assure you that such matters will not have such an impact.

The spread of Severe Acute Respiratory Syndrome may have a material adverse effect on K2’s manufacturing facilities in China and K2’s operations generally.

Severe Acute Respiratory Syndrome, or SARS, is a disease that was first reported in November 2002 in the southern Chinese province of Guangdong, which is the province in which K2’s Chinese manufacturing facility is located, the city of Hanoi, Vietnam, and Hong Kong. SARS subsequently spread to other parts of the world and continues to pose a health risk. In 2003, the outbreak of SARS curtailed travel to and from certain countries for a period of time, and there can be no assurances that SARS will not spread in 2004. SARS could have a material adverse impact on K2’s manufacturing facilities in China and sourcing infrastructure in Asia, and the significant spread of SARS beyond Asia could have an adverse impact on all of K2’s operations.

Unfavorable weather can adversely affect K2’s sales.

Sales of K2’s recreational products are strongly influenced by the weather. Poor snow conditions in the winter or summer conditions unfavorable to outdoor sports can adversely affect sales of important K2 products.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Fluctuations in foreign currency exchange rates can affect K2’s earnings and cash flows. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over quarterly time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At December 31, 2003, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $53.7 million.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected first quarter 2004 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

K2 is also exposed to interest rate risk in connection with its borrowings under the revolving bank credit facility and term loan which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For the convertible subordinated debentures, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of December 31, 2003, K2 had $100.0 million in principal amount of fixed rate debt represented by the convertible subordinated debentures and $118.1 million of variable rate debt represented by borrowings under the revolving credit facility, term loan and foreign credit lines (at a weighted average interest rate of 4.25% at December 31, 2003). Based on the balance outstanding under the variable rate facilities as of December 31, 2003, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.2 million on an annual basis. At December 31, 2003, up to $95.1 million of variable rate borrowings were available under K2’s $205 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. At December 31, 2003, K2 had no such derivative financial instruments outstanding.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

K2 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2003	2002	2001
	(Thousands, except per share figures)
Net sales	$718,539	$582,159	$589,519
Cost of products sold	498,620	411,620	429,338

Gross profit	219,919	170,539	160,181
Selling expenses	116,509	86,394	103,688
General and administrative expenses	61,759	48,393	43,028
Research and development expenses	9,599	8,469	12,184

Operating income	32,052	27,283	1,281
Interest expense	9,950	8,966	13,631
Debt extinguishment costs	6,745	—	—
Other income, net	(2,218)	(253)	(375)

Income (loss) from operations before provision (credit) for income taxes	17,575	18,570	(11,975)
Provision (credit) for income taxes	6,151	6,500	(4,271)

Net income (loss)	$11,424	$12,070	$(7,704)

Basic earnings (loss) per share of Common Stock:	$0.46	$0.67	$(0.43)

Diluted earnings (loss) per share of Common Stock:	$0.44	$0.67	$(0.43)

Basic shares outstanding of Common Stock	24,958	17,941	17,940
Diluted shares outstanding of Common Stock	28,750	17,994	17,940

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED BALANCE SHEETS

	At December 31
	2003	2002
	(Thousands, except number of shares)
ASSETS
Current Assets
Cash and cash equivalents	$21,256	$11,228
Accounts receivable, net	224,818	143,062
Inventories, net	237,152	144,246
Deferred taxes	40,023	17,225
Prepaid expenses and other current assets	13,083	8,163

Total current assets	536,332	323,924
Property, Plant and Equipment
Land and land improvements	3,037	1,641
Buildings and leasehold improvements	35,289	30,786
Machinery and equipment	162,472	135,793
Construction in progress	3,940	1,717

	204,738	169,937
Less allowance for depreciation and amortization	113,716	106,574

	91,022	63,363
Other Assets
Intangibles, net	228,847	43,382
Other	15,670	7,741

Total Assets	$871,871	$438,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank loans	$10,751	$6,261
Accounts payable	77,304	44,915
Accrued payroll and related	33,040	17,459
Other accruals	61,540	29,815
Current portion of long-term debt	72,126	16,852

Total current liabilities	254,761	115,302
Long-term pension liabilities	11,173	12,553
Long-term debt	35,194	73,007
Deferred taxes	38,636	6,252
Convertible subordinated debentures	98,067	—
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 60,000,000 shares, issued shares—34,146,798 in 2003 and 18,679,146 in 2002	34,147	18,679
Additional paid-in capital	313,142	143,365
Retained earnings	107,617	96,193
Employee Stock Ownership Plan and stock option loans	(1,214)	(1,380)
Treasury shares at cost, 747,234 in 2003 and 2002	(9,107)	(9,107)
Accumulated other comprehensive loss	(10,545)	(16,454)

Total Shareholders’ Equity	434,040	231,296

Total Liabilities and Shareholders’ Equity	$871,871	$438,410

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Employee Stock Ownership Plan and Stock Option Loans	Treasury Shares, at Cost	Accumulated Other Comprehensive Loss	Total
	(Thousands)
Balance at December 31, 2000	18,674	$143,331	$91,827	$(1,645)	$(9,045)	$(15,894)	$227,248
Net loss for the year 2001			(7,704)				(7,704)
Translation adjustments						(5,344)	(5,344)
Net unrealized gain on derivative instruments, net of $197 in taxes						439	439

Comprehensive loss							(12,609)
Repurchase of shares					(62)		(62)
Exercise of stock options	2	15					17
Stock option loan repayments				54			54
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				9			9

Balance at December 31, 2001	18,676	143,346	84,123	(1,582)	(9,107)	(20,799)	214,657
Net income for the year 2002			12,070				12,070
Translation adjustments						9,719	9,719
Change in additional minimum pension liability, net of $2,639 in taxes						(4,904)	(4,904)
Net unrealized loss on derivative instruments, net of $253 in taxes						(470)	(470)

Comprehensive income							16,415
Exercise of stock options	3	19					22
Stock option loan repayments				53			53
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				149			149

Balance at December 31, 2002	18,679	143,365	96,193	(1,380)	(9,107)	(16,454)	231,296
Net income for the year 2003			11,424				11,424
Translation adjustments						7,947	7,947
Change in additional minimum pension liability, net of $189 in taxes						(351)	(351)
Net unrealized loss on derivative instruments, net of $908 in taxes						(1,687)	(1,687)

Comprehensive income							17,333
Shares issued in connection with acquisitions	14,250	156,284					170,534
Value of warrants issued in connection with issuance of convertible subordinated debentures		2,303					2,303
Exercise of stock options	1,218	11,190					12,408
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				166			166

Balance at December 31, 2003	34,147	$313,142	$107,617	$(1,214)	$(9,107)	$(10,545)	$434,040

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2003	2002	2001
	(Thousands)
Operating Activities
Net income (loss)	$11,424	$12,070	$(7,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of operating division	(2,222)	—	—
Depreciation of property, plant and equipment	15,518	13,237	13,525
Amortization of intangibles	1,405	688	2,397
Amortization of deferred debt and warrant costs	3,249	632	286
Deferred taxes and income taxes receivable	2,980	(2,135)	(3,298)
Increase (decrease) in long-term pension liabilities	(1,380)	8,828	(244)
Changes in operating assets and liabilities:
Accounts receivable, net	24,037	12,682	27,511
Repurchase of previously securitized receivables	—	(51,827)	(21,268)
Inventories, net	(20,348)	28,215	4,958
Prepaid expenses and other current assets	(2,579)	1,218	(2,808)
Accounts payable	3,329	432	(1,542)
Payroll and other accruals	(2,745)	(2,776)	3,820

Net cash provided by operations	32,668	21,264	15,633

Investing Activities
Property, plant and equipment expenditures	(20,759)	(8,281)	(12,604)
Disposals of property, plant and equipment	400	147	797
Purchases of businesses, net of cash acquired	(38,902)	(1,100)	(4,581)
Proceeds received from sale of operating division	20,132	—	—
Other items, net	(2,041)	230	447

Net cash used in investing activities	(41,170)	(9,004)	(15,941)

Financing Activities
Issuance of convertible subordinated debentures	100,000	—	—
Borrowings under short and long-term debt	523,673	65,750	158,318
Payments of short and long-term debt	(584,811)	(105,307)	(129,034)
Net borrowings under (payments on) accounts receivable purchase facility	(25,702)	25,702	—
Net increase (decrease) in short-term bank loans	4,490	1,245	(20,751)
Debt issuance costs	(8,257)	—	—
Exercise of stock options	8,983	22	17
Net repayments by Employee Stock Ownership Plan	154	140	—

Net cash provided by (used in) financing activities	18,530	(12,448)	8,550

Net increase (decrease) in cash and cash equivalents	10,028	(188)	8,242
Cash and cash equivalents at beginning of year	11,228	11,416	3,174

Cash and cash equivalents at end of year	$21,256	$11,228	$11,416

See notes to consolidated financial statements

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Note 1—Summary of Significant Accounting Policies

Organization

K2 is a premier sporting goods company with a diverse portfolio of leading sporting goods brands. K2 additionally offers other recreational products as well as certain niche industrial products. Sporting goods represented $569.2 million, or 79.2%, of K2’s 2003 consolidated net sales, other recreational products represented $48.3 million in 2003 net sales, and K2’s manufacturing and supply of selected industrial products, had sales of $101.0 million in 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of K2 and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

K2 maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year end is stated as of December 31. The years ended December 31, 2003, 2002 and 2001 consisted of 52 weeks.

Revenue Recognition

K2 recognizes revenue from product sales upon shipment to its customers, which is at the point in time risk of loss is transferred to the customer, net of reserves for estimated returns. As a general matter, customers have no right of return, however returns do occur from time to time for a variety of reasons, including local business practices in one of the foreign countries in which K2 does business. Reserves for estimated returns are established based upon historical return rates and recorded as reductions of sales.

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

December 31, 2003

Cash and Cash Equivalents

Short-term investments (including any debt securities) that are part of K2’s cash management portfolio are classified as cash equivalents carried at amortized cost. These investments are liquid, are of limited credit risk and have original maturities of three months or less when purchased. The carrying amount of cash equivalents approximates market.

Accounts Receivable and Allowances

Although K2’s credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 2003 and 2002, K2’s receivables from sporting goods retailers who sell skis, skates, snowboards and bikes amounted to 41% and 60%, respectively, of total receivables. K2 generally does not require collateral and performs periodic credit evaluations to manage its credit risk.

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

Accounts receivable are net of allowances for doubtful accounts of $7,558,000 and $7,838,000 at December 31, 2003 and 2002, respectively.

Inventories

Inventories are valued at the lower of cost or market value. Cost is substantially determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations. During 2002 and 2003, K2 recorded a charge of approximately $1.0 million, relating to the write-down in the value of certain small wheeled products as the result of a significant softening of the market for such products during the year

Long-Lived and Finite Lived Intangible Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to eleven years.

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” K2 assesses the fair value of the assets based on the future cash flow the assets are expected to

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. K2 determined there were no indicators of impairment of long-lived assets as of December 31, 2003.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements and tradenames/trademarks which have weighted average useful lives of approximately 8 years, 9 years, 6 years and 5 years, respectively.

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

The fair value of K2’s reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Under the market approach, fair value is estimated based on market multiples of revenue or earnings for comparable companies.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the assets, ranging from 3 to 25 years. At December 31, 2003, the weighted average useful life for buildings and leasehold improvements was 16.7 years and for machinery and equipment was 8.6 years.

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

The following activity related to product warranty liabilities:

	For the year ended December 31
	2003	2002	2001
	(thousands)
Balance at January 1	$2,954	$2,237	$2,409
Charged to costs and expenses	4,677	5,043	5,148
Increase to reserve resulting from acquisitions	3,498	—	—
Amounts charged to reserve	(5,603)	(4,326)	(5,320)

Balance at December 31	$5,526	$2,954	$2,237

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets.

Stock-Based Compensation and Other Equity Instruments

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for interim and annual periods beginning after December 15, 2002.

K2 applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. K2 has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation cost been determined based upon the fair value at the grant date for K2’s stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income (loss) and pro forma net income (loss) per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	December 31
	2003	2002	2001
	(Thousands, except per share data, percentages and years)
Net income (loss) as reported	$11,424	$12,070	$(7,704)
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	586	1,399	1,262

Net income (loss), adjusted	$10,838	$10,671	$(8,966)

Earnings per share:
Basic—as reported	$0.46	$0.67	$(0.43)
Basic—pro forma	$0.43	$0.59	$(0.50)
Diluted—as reported	$0.44	$0.67	$(0.43)
Diluted—pro forma	$0.42	$0.59	$(0.50)

Risk free interest rate	2.63%	3.00%	3.50%
Expected life of options	5 years	5 years	5 years
Expected volatility	50.4%	44.9%	43.6%
Expected dividend yield	—	—	—

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

During 2003, 2002 and 2001, stock options granted were 617,900, 40,000 and 83,000, respectively. Using the Black Scholes option pricing model and the assumptions as noted above, the options granted each had a fair value of $4.79, $4.33, and $4.94, respectively.

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

Shipping and Handling Costs

K2 reports freight billed to customers (“freight recovery”) as a component of net sales and related freight costs are reflected primarily in selling expenses. The amount of freight costs reflected in selling expenses for the years ended December 31, 2003, 2002 and 2001 amounted to $11,654,000, $11,563,000 and $14,529,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2003, 2002 and 2001 amounted to $18,124,000, $17,064,000 and $23,765,000, respectively.

Research and Development

Research and development costs are charged to research and development expense as incurred.

Other Income, net

Other income includes interest income, royalties and other miscellaneous income. During 2003, other income also includes a gain of $2.2 million related to the sale of the composite utility and decorative light poles and related product lines. For further discussion, see Note 4 to Notes to Consolidated Financial Statements.

Comprehensive Income (loss)

Comprehensive income (loss) includes all changes in shareholders’ equity except those resulting from investments by, and distributions to, shareholders. Accordingly, K2’s comprehensive income (loss) include net income (loss) and foreign currency adjustments that arise from the translation of the financial statements of K2’s foreign subsidiaries, minimum pension liability and fair value gains and losses on certain derivative instruments.

Newly Adopted Accounting Standards

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. These new standards will be prospectively applied for exit or disposal activities initiated after December 31, 2002. If exit or disposal activities are initiated after that date, SFAS No. 146 will affect the timing of the recognition of the related costs. The adoption of this standard did not have a significant impact on K2’s financial position or results of operations.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of Fin 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R”) to address certain Fin 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(iv)	Special purpose entities (“SPE’s”) created prior to February 1, 2002. K2 must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(v)	Non-SPE’s created prior to February 1, 2003. K2 is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(vi)	All entities, regardless of whether a SPE, that was created subsequent to January 31, 2003. The provisions of Fin 46 were applicable for variable interests in entities obtained after January 31, 2003. K2 is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to SPE’s and all other variable interests obtained after January 31, 2003 did not have an impact on K2’s financial statements. K2 is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPE’s created prior to February 1, 2003 but does not expect a material impact.

Note 2—Charges Against Earnings

In cost reduction moves initiated in 1999, K2 completed the move of its remaining ski production to China in 2001 and closed the Washington ski manufacturing facility during 2001. In addition, three other smaller manufacturing facilities were shut down in Minnesota and Alabama which serviced the Stearns and Hilton operations, with most of the production also moving overseas.

In addition to the factory closures, K2 experienced a substantial industry-wide slowdown of sales of small-wheeled products in 2001, primarily scooters and in-line skates, necessitating a downsizing of K2’s small-wheeled products operation. The factory closures, coupled with the downsizing activities, resulted in the reduction of approximately 600 positions worldwide. In conjunction with the closures and downsizing activities, K2 recorded a pre-tax charge in 2001 of $18.0 million, primarily related to severance, the write down of facilities and equipment, and the reduction in the net carrying value of small-wheeled products inventory. Approximately $5.0 million of the charge to earnings resulted in a cash payment, with the remainder being non-cash charges. Approximately $15.6 million of the charge was included in cost of products sold and approximately $2.4 million was included in general and administrative expenses.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following table summarizes the activity in 2001, 2002 and 2003:

	Facilities & Equipment	Inventory	Severance and Related	Subtotal	Other Downsizing	Total
	(Thousands)
2001 Charges	$3,179	$9,266	$4,389	$16,834	$1,166	$18,000
Utilized in 2001:
Cash	—	—	3,104	3,104	537	3,641
Non-cash write down	—	9,266	—	9,266	—	9,266
Non-cash disposal	3,179	—	—	3,179	529	3,708

	3,179	9,266	3,104	15,549	1,066	16,615
Balance December 31, 2001	—	—	1,285	1,285	100	1,385
Utilized in 2002:
Cash	—	—	1,165	1,165	100	1,265

Balance December 31, 2002	$—	$—	$120	$120	$—	$120

Utilized in 2003:
Cash	—	—	120	120	—	120

Balance December 31, 2003	$—	$—	$—	$—	$—	$—

Note 3—Acquisitions

Rawlings Sporting Goods Company, Inc.

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), a designer, manufacturer and marketer of equipment and apparel for baseball, basketball and football, in a stock-for-stock exchange offer/merger transaction. Under the terms of the merger, each outstanding share of Rawlings common stock was converted into 1.080 shares of K2 common stock. Based on the number of common shares outstanding of Rawlings, approximately 8.8 million shares of K2’s common stock were issued to the Rawlings shareholders in the merger, and the aggregate purchase price of the transaction was valued at approximately $76.8 million (excluding merger costs of approximately $3.3 million). The purchase price included fully vested K2 stock options issued in exchange for Rawlings stock options outstanding at the time of the acquisition valued at approximately $4.6 million. The valuation of the common stock issued in connection with the acquisition was $8.194 per share. The value of the K2 stock options issued in exchange for the Rawlings’ stock options outstanding was based on a Black-Scholes estimate using the following assumptions: risk free interest rate of 1.72%, volatility of K2 stock of 0.507 and expected life of 2.75 years. In connection with the merger, K2 paid off Rawlings’ long-term and seasonal working capital debt of approximately $64 million. The results of the operations of Rawlings were included in the consolidated financial statements of K2 beginning with date of the merger.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The Rawlings transaction was accounted for under the purchase method of accounting; and, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of the merger. The following table summarizes the total purchase price, estimated fair values of the assets acquired and liabilities assumed, and the resulting net intangible assets acquired at the date of the acquisition:

	In thousands
Total purchase price, including estimated merger expenses and value of K2 stock options issued in exchange for Rawlings’ stock options outstanding (a)		$80,033
Total current assets	$99,151
Property, plant and equipment	7,357
Other assets	305

Net tangible assets acquired (b)	106,813
Total liabilities assumed (c)	102,587

Net assets acquired (b) – (c) = (d)		4,226

Net intangible assets acquired (a) – (d)		$75,807

Based on a valuation completed by K2 during 2003, net intangible assets acquired were allocated to patents of $1.6 million with an average life of 9 years; customer contracts of $4.2 million with an average life of 11 years; licensing arrangements of $3.8 million with an average life of 6 years; tradenames/trademarks with indefinite lives not subject to amortization of $21.5 million; and goodwill not subject to amortization of $44.7 million.

Worth Inc.

On September 16, 2003, K2 completed the acquisition of Worth, Inc. (“Worth”) in exchange for cash and K2 common stock. Worth, a privately held company founded in 1912, is a marketer and manufacturer of bats, balls, gloves and accessories for the softball and baseball industry. Additionally, through its deBeer division, Worth is a producer of equipment for lacrosse. Under the terms of the merger agreement, K2 acquired all of the outstanding shares of Worth common stock in exchange for approximately 0.9 million shares of K2’s common and a cash payment of $12.6 million, resulting in an aggregate purchase price of approximately $27.4 million (excluding merger costs of approximately $1.2 million). The valuation of the common stock issued in connection with the acquisition was $16.734 per share. In connection with the acquisition, K2 paid off the long-term and seasonal working capital debt of Worth of approximately $15 million. The results of the operations of Worth were included in the consolidated financial statements of K2 beginning on the date of acquisition.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The transaction was accounted for under the purchase method of accounting; and, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The following table summarizes the total purchase price allocation of the fair value of the assets acquired and liabilities assumed:

	In thousands
Total preliminary purchase price, including estimated merger expenses (a)		$28,580
Total current assets	$19,600
Property, plant and equipment	6,309
Other assets	682

Net tangible assets acquired (b)	26,591
Total liabilities assumed (c)	27,006

Net liabilities assumed (b) – (c) = (d)		(415)

Net intangible assets acquired (a) – (d)		$28,995

Based on a valuation completed by K2 during 2003, net intangible assets acquired were allocated to trademarks/product design of $4.6 million with an average life of 8 years; order backlog of $0.1 million with a life of less than one year, tradenames/trademarks with indefinite lives not subject to amortization of $11.1 million; and goodwill not subject to amortization of $13.2 million.

Brass Eagle, Inc.

On December 8, 2003, K2 completed the acquisition of Brass Eagle, Inc. (“Brass Eagle”), a designer, manufacturer and marketer of paintball products, including paintball markers, paintballs, and accessories in a stock-for-stock exchange offer/merger transaction. Under the terms of the merger, each outstanding share of Brass Eagle common stock was converted into 0.6036 shares of K2 common stock. Based on the number of common shares outstanding of Brass Eagle, approximately 4.5 million shares of K2’s common stock were issued to the Brass Eagle shareholders, and the aggregate purchase price of the transaction was valued at approximately $78.4 million (excluding merger costs of approximately $3.4 million). The purchase price included fully vested K2 stock options issued in exchange for Brass Eagle stock options outstanding at the time of the acquisition valued at approximately $2.8 million. The valuation of the common stock issued in connection with the acquisition was $16.71 per share. The value of the K2 stock options issued in exchange for the Brass Eagle stock options outstanding was based on a Black-Scholes estimate using the following assumptions: risk free interest rate of 2.65%, volatility of K2 stock of 0.428 and expected life of 4.00 years. In connection with the acquisition, K2 paid off Brass Eagle’s long-term and seasonal working capital debt of approximately $13 million. The results of the operations of Brass Eagle were included in the consolidated financial statements of K2 beginning with the date of the merger.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The Brass Eagle transaction was accounted for under the purchase method of accounting; and, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of the merger. The following table summarizes the total purchase price, estimated fair values of the assets acquired and liabilities assumed, and the resulting net intangible assets acquired at the date of the acquisition:

	In thousands
Total purchase price, including estimated merger expenses and value of K2 stock options issued in exchange for Brass Eagle stock options outstanding (a)		$81,778
Total current assets	$51,027
Property, plant and equipment	9,916
Deferred taxes and other assets	11,485

Net tangible assets acquired (b)	72,428
Total liabilities assumed (c)	56,016

Net assets acquired (b) – (c) = (d)		16,412

Net intangible assets acquired (a) – (d)		$65,366

Based on a valuation completed by K2 during 2003, net intangible assets acquired were allocated to patents of $1.9 million with an average life of 9 years; order backlog of $0.2 million with an average life of less than one year; product trademarks of $0.3 million with an average life of 5 years; tradenames/trademarks with indefinite lives not subject to amortization of $24.6 million; and goodwill not subject to amortization of $38.4 million.

The following summarized unaudited pro forma results of operations of K2 assume the acquisitions of Rawlings, Worth, and Brass Eagle had occurred as of the beginning of the respective periods. The pro forma results also exclude the debt extinguishment costs incurred by K2 during 2003. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

	For the twelve months ended December 31
	2003	2002
	(Thousands, except per share amounts)
Pro Forma Information (Unaudited)
Net sales	$913,295	$916,768
Operating income	46,304	52,055
Net income	23,607	25,273
Diluted earnings per share	$0.67	$0.71

During 2003, K2 also completed four smaller acquisitions for a combined total preliminary purchase price of approximately $16.0 million and the payoff of $9.1 million in permanent and seasonal debt. The purchase price of these acquisitions will be finalized during the 2004 second quarter subject to earn out provisions relating to one of the businesses acquired, whereby K2 may make an additional payment of $7.5 million in the form of K2 common stock or cash. The consolidated statements of operations include the operating results of each business from the date of the acquisitions. Pro forma results of operations have not been presented because the effects of these additional acquisitions were not material on either an individual basis or aggregate basis to K2’s consolidated results of operations.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Pursuant to the acquisitions made by K2 during 2003, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $5.1 million. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2003.

The following table summarizes the activity in 2003:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
2003 reserves established in conjunction with acquisitions	$2,951	$916	$3,867	$1,203	$5,070
Utilized in 2003:
Cash	(640)	—	(640)	—	(640)

Balance December 31, 2003	$2,311	$916	$3,227	$1,203	$4,430

K2 believes that the remaining reserves for restructuring are adequate to complete its plans.

In 2002, K2 acquired certain assets of a weed trimmer line business. The net cash purchase price was approximately $1.1 million and was accounted for using the purchase method of accounting.

Note 4—Sale of Operating Division

On May 27, 2003, K2 completed the sale of the assets of the composite utility and decorative light poles and related product lines (the “Division”) of its industrial products segment to a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $20.1 million in cash and the assumption of certain liabilities by the buyer. The gain on sale of the Division of $2.2 million ($1.4 million, net of taxes) includes an estimate of the costs of disposal and amounts related to the retention of certain liabilities by K2.

Note 5—Inventories

Inventories consisted of the following at December 31:

	2003	2002
	(Thousands)
Finished goods	$180,379	$104,204
Work in process	10,843	10,741
Raw materials	45,930	29,301

Total inventories	$237,152	$144,246

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Note 6—Intangible Assets

The components of intangible assets consisted of the following at December 31:

	Weighted Average Useful Life	2003			2002
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Patents	8.7 years	$12,129	$1,836	$10,293	$3,110	$1,237	$1,873
Customer contracts/relationships	8.9 years	6,576	393	6,183	—	—	—
Licensing agreements	6.0 years	3,800	475	3,325	—	—	—
Tradenames/trademarks	5.1 years	335	7	328	—	—	—
Order backlog	0.5 years	277	—	277	—	—	—

		23,117	2,711	20,406	3,110	1,237	1,873
Intangibles not subject to amortization: (by segment)
Tradename
Sporting goods		61,394	—	61,394	—	—	—
Goodwill
Sporting goods		140,100	—	140,100	37,224	—	37,224
Other recreational		955	—	955	1,059	—	1,059
Industrial		5,992	—	5,992	3,226	—	3,226

		208,441	—	208,441	41,509	—	41,509
Total intangibles		$231,558	$2,711	$228,847	$44,619	$1,237	$43,382

The increase in intangibles subject to and not subject to amortization at December 31, 2003 from December 31, 2002 is due to K2’s acquisition activities during 2003 as follows:

	December 31, 2002 Net Book Value	2003 Activity					December 31, 2003 Net Book Value
		Acquisition of Rawlings	Acquisition of Worth	Acquisition of Brass Eagle	Other Acquisitions	Amortization
Intangibles subject to amortization:
Patents	$1,873	$1,600	$4,667	$1,915	$768	$(530)	$10,293
Customer contracts/relationships	—	4,200			2,376	(393)	6,183
Licensing agreements	—	3,800	—	—	—	(475)	3,325
Tradenames/trademarks	—	—	—	254	81	(7)	328
Order backlog	—	—	100	174	3	—	277

	1,873	9,600	4,767	2,343	3,228	(1,405)	20,406
Intangibles not subject to amortization: (by segment)
Tradename
Sporting goods	—	21,500	11,100	24,595	4,199	—	61,394
Goodwill
Sporting goods	37,224	44,707	13,195	38,428	6,546	—	140,100
Other recreational	1,059	—	—	—	(104)	—	955
Industrial	3,226	—	—	—	2,766	—	5,992

	41,509	66,207	24,295	63,023	13,407	—	208,441
Total intangibles	$43,382	$75,807	$29,062	$65,366	$16,635	$(1,405)	$228,847

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Amortization expense for intangibles subject to amortization was approximately $1.4 million for the year ended December 31, 2003. Amortization expense of intangible assets subject to amortization is estimated to be approximately $3.1 million during 2004 and approximately $2.8 million from fiscal year 2005 through 2008.

Effective January 1, 2002, K2 adopted SFAS No. 142, on “Business Combinations” and “Goodwill and Other Intangible Assets”, which requires that K2 allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. These new standards require impairment testing to be performed initially upon adoption, annually and whenever events and changes in circumstances indicate there may be a potential impairment. K2 has three reporting units under SFAS No. 142 for purposes of its goodwill impairment test. K2’s reporting units are consistent with its operating segments as defined under SFAS No. 131 on “Disclosures about Segments of an Enterprise and Related Information”. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

The fair value of K2’s reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Under the market approach, fair value is estimated based on market multiples of revenue or earnings for comparable companies.

Based on the results of the annual impairment tests, K2 determined that no impairment of goodwill existed as of December 31, 2003. However, future goodwill impairment tests could result in a charge to earnings. K2 will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

Note 7—Borrowings and Other Financial Instruments

On March 25, 2003, K2 refinanced its revolving credit line, accounts receivable purchase facility and senior notes by entering a three-year, $205 million revolving Credit Facility (“Facility”) expiring on March 31, 2006 with several banks and other financial institutions. The Facility is expandable to $230 million subject to certain conditions. The Facility has a $75 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by substantially all of K2’s assets. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, but currently bear a rate equal to the prime rate plus 0.75%, or a LIBOR interest rate plus 2.75%, and the Facility has an unused commitment fee of 0.375% per year. In addition to the Facility, K2 also obtained a three-year $20 million term loan from certain banks participating in the Facility, bearing an interest rate equal to the LIBOR rate plus 4.25% per year, payable in equal monthly installments over the three year period. The Facility and term loan include various covenants, including requirements that K2 maintain a minimum debt service coverage ratio and tangible

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

net worth, as well as limiting annual capital expenditures and certain investment activities. In conjunction with the refinancing, K2 expensed approximately $2.0 million in the 2003 first quarter of capitalized debt costs related to the former revolving credit line, purchase facility and senior notes and also expensed $4.7 million for a make-whole premium related to the prepayment of the senior notes.

At December 31, 2003, borrowings of $92.3 million were outstanding under the Facility and $15.0 million was outstanding under the term loan, bearing average interest rates of 4.16% and 5.48%, respectively. At December 31, 2003 there were also letters of credit outstanding under the Facility of $17.5 million (consisting of $14.2 million of standby letters of credit and $3.3 million of trade letters of credit expiring over the next 12 months). Pursuant to the terms of the Facility, an additional $95.1 million was available for borrowing at December 31, 2003.

The Facility is subject to a “Material Adverse Effect” clause and the cash received from receivable collections is subject to the control of the lenders via a lock-box arrangement, if average excess availability, as defined, under the Facility falls below $50 million. K2 does not currently expect average excess availability, as defined, to be less than $50 million in the next twelve months. In accordance with the provisions of EITF 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” and FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements”, K2 has classified approximately $65.5 million of seasonal borrowings outstanding under the Facility at December 31, 2003 as current and the remaining balance of approximately $26.8 million as long-term debt.

At December 31, 2003, K2 also had $10.8 million outstanding under foreign lines of credit, with an additional $1.5 million available for borrowing at December 31, 2003. The short-term lines generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries’ local currencies. At December 31, 2003, interest rates on the foreign lines of credit ranged from 1.7% to 5.5%. The weighted average interest rates on the foreign lines of credit as of December 31, 2003 and 2002 were 2.67% and 1.9%, respectively. K2 had approximately $720,000 of trade letters of credit outstanding under the foreign facilities as of December 31, 2003.

On February 14, 2003, K2 completed the private placement of $25.0 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the noteholders also initially received warrants to purchase 524,329 additional shares of K2’s common stock at an exercise price of $13.91 per share, exercisable within the five year period ended February 14, 2008 (“the Warrants”). On June 4, 2003, in consideration for an amendment to permit the issuance of the 5% Debentures, described below, the Warrants were repriced to an exercise price of $11.92 per share and the noteholders were issued additional warrants to purchase 243,260 shares of K2’s common stock at an exercise price of $13.14 per share (“the Additional Warrants”). The Additional Warrants are exercisable within the three year period ended February 14, 2006. In connection with the amendment to the exercise price of the Warrants, a Black-Scholes option valuation model was used to calculate the additional fair market value related to the repricing of the Warrants. Based on a risk free interest rate of 2.13%, K2’s stock volatility of 35%, and the remaining term of the original five years, K2 assigned an additional fair market value of $267,000 to the repricing of the Warrants. K2 also assigned a fair market value of $358,000 to the Additional Warrants based on a risk free interest rate of 1.46%, K2’s stock volatility of 35%, and the three year term, placing the total fair market value of the Warrants and Additional Warrants at $2,303,000. The aggregate unamortized fair market value of $1,933,000 is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures. The net proceeds from the sale were used to pay off a portion of K2’s senior notes.

On June 10, 2003, K2 completed the private placement of $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The net proceeds from the sale were used to pay off the outstanding balance under the Facility with the remaining cash proceeds to be used for general corporate purposes and acquisitions. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

The principal components of long-term debt at December 31 were:

	2003	2002
	(Thousands)
$205 million three-year secured bank revolving credit line due March 31, 2006, interest payments due at LIBOR plus 2.00% to 3.00% or at the prime rate plus 0.00% to 1.00%, and a commitment fee of 0.25% to 0.50% on the unused portion of the line through March 31, 2006	$92,320	—
Term loan payable in equal monthly installments through March 31, 2006, interest payments due at LIBOR plus 3.50% to 4.50% or at the prime rate plus 1.50% to 2.50%	15,000	—
$75 million convertible subordinated debentures, due June 15, 2010 with semi-annual interest payable at 5.00%	75,000	—
$25 million convertible subordinated debentures, due March 3, 2010 with quarterly interest payable at 7.25%	25,000	—
Notes payable due in seven equal annual principal installments through 2009 with semi-annual interest payable at 9.01%	—	$50,000
Notes payable due in six equal annual principal installments through 2004 semi-annual interest payable at 8.89%	—	8,892
$75 million five-year secured bank revolving credit line due December 31, 2003, interest payments due at LIBOR plus 1.00% to 3.25% and a commitment fee of 0.225% to 0.50% on the unused portion of the line through December 31, 2003	—	—
$75 million three-year accounts receivable securitization due March 31, 2007, interest payments due at prevailing commercial paper rates plus 0.60% and a commitment fee of 0.25% on the unused portion of the facility	—	25,702
Foreign lines of credit	—	5,255
Other	—	10

	207,320	89,859
Less-unamortized warrant discount	(1,933)	0
Less-amounts due within one year	(72,126)	(16,852)

	$133,261	$73,007

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The principal amount of long-term debts contractually maturing in each of the five years ended December 31 following 2003 is:

(Thousands)
2004	$6,667
2005	6,667
2006	93,986
2007	—
2008	—
Thereafter	100,000

$207,320

Interest paid on short- and long-term debt for the years ended December 31, 2003, 2002 and 2001 was $8.1 million, $9.0 million and $13.6 million, respectively.

The credit facilities limit K2’s ability to pay cash dividends and make stock repurchases to $1,000,000 per year. K2 did not pay any dividends or make any stock repurchases during 2003.

The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line and term loan approximate their fair value since floating interest rates are charged, which approximate market rates. The fair value of the $25.0 million and $75.0 million convertible subordinated debentures, based on quoted market interest rates, are $31.8 million and $86.2 million, respectively.

K2, including its foreign subsidiaries, enters forward exchange contracts to hedge certain firm and anticipated purchase commitments, which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce K2’s risk of fluctuating exchange rates. K2’s forward contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce K2’s exposure to identified risks. The ineffective portion of derivative transactions was not material to the results of operations for the year ended December 31, 2003. At December 31, 2003, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $53.7 million. At December 31, 2003, the fair value of these contracts was an unrealized loss of $3.3 million, which was reflected, net of taxes, as a decrease to other comprehensive income and as a current liability on the balance sheet. The fair value of these contracts will be recognized in cost of products sold when the related inventory is sold which is expected to be within one year. Counterparties on foreign exchange contracts expose K2 to credit losses in the event of non-performance, but K2 does not anticipate non-performance based on the credit ratings of the financial institutions.

Note 8—Income Taxes

Income (loss) from operations before provision (credit) for income taxes for the years ended December 31 was taxed under the following jurisdictions:

	2003	2002	2001
	(Thousands)
Domestic	$(726)	$(8,900)	$(5,926)
Foreign	18,301	27,470	(6,049)

	$17,575	$18,570	$(11,975)

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

Components of the provision (credit) for income taxes applicable to operations for the three years ended December 31 are:

	2003		2002		2001
	Current	Deferred	Current	Deferred	Current	Deferred
	(Thousands)
Federal	$2,839	$(1,867)	$(2,062)	$(859)	$(1,115)	$(1,592)
State	498	319	238	(25)	(280)	(24)
Foreign	3,750	612	7,349	1,859	1,112	(2,372)

	$7,087	$(936)	$5,525	$975	$(283)	$(3,988)

The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

	2003	2002	2001
	(Percent)
Statutory federal income tax rate	35.0	35.0	(35.0)
State income tax effect, net of federal benefit	3.0	0.7	1.0
Tax rate differential on foreign earnings	(8.6)	(2.6)	(7.8)
Other	5.6	1.9	6.1

	35.0	35.0	(35.7)

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are expected to be permanently reinvested. At December 31, 2003, $66.2 million of accumulated undistributed earnings of non-U.S. subsidiaries were considered permanently reinvested. At December 31, 2002, foreign subsidiaries had unused operating loss carryforwards of approximately $8.6 million, certain of which begin to expire in 2009, or carries forward indefinitely. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation allowance has been recognized to offset the portion of the deferred tax assets arising from such carryforwards not likely to be usable in the near future. Approximately $0.9 million of foreign net deferred tax assets for these carryforwards are not provided for with a valuation allowance and the realization of this asset is dependent upon achieving sufficient future taxable income in the foreign jurisdiction.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Deferred tax assets and liabilities are comprised of the following at December 31:

	2003	2002
	(Thousands)
Deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	$(8,655)	$(5,443)
Amortization of intangibles	(28,256)	(547)
Other	(1,725)	(262)

Deferred tax liabilities	(38,636)	(6,252)
Deferred tax assets:
Insurance accruals	1,845	1,436
Foreign loss carryforwards	2,874	4,949
Domestic loss carryforwards	16,984	3,760
Bad debt reserve	3,867	1,468
Inventory reserve	4,720	1,275
Warranty reserve	1,731	606
Advertising reserve	1,021	539
Uniform capitalization	1,087	604
Restructure & contingency reserve	7,940	2,514
Pension accrual	6,652	5,559
Goodwill amortization	10,800	—
Other	8,194	1,597

	67,715	24,307
Valuation allowance	(27,692)	(7,082)

Deferred tax assets	40,023	17,225

Deferred tax assets, net	$1,387	$10,973

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

As of the date of merger of Rawlings Sporting Goods Company, Inc. (“Rawlings”), Rawlings had approximately $30 million of federal net operating loss carryovers. The ability of K2 to utilize these net operating losses to reduce future tax due is subject to an annual Internal Revenue Code Section 382 limitation. At the time of the acquisition, Rawlings had additionally recorded deferred tax assets related to amortizable goodwill and other reserve accounts. At December 31, 2003, a valuation allowance was recorded reducing the deferred tax assets attributable to the net operating losses as well as a substantial portion of the amortizable goodwill and other reserve accounts reflected on tax returns of Rawlings for periods prior to its acquisition. Since the valuation allowance associated with this and other acquisitions relate to acquired deferred tax assets, the subsequent realization of these tax benefits would result in adjustments to the valuation allowance amount being applied as a reduction to goodwill.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

For 2002, K2 recorded a $2.7 million deferred tax asset related to additional minimum pension liability included as a component of other comprehensive income. In 2003, K2 recognized a $250,000 reduction to this deferred tax asset as a component of other comprehensive income. Also, in 2003, K2 recorded a $440,000 deferred tax asset related to an additional minimum pension liability of its United Kingdom subsidiary as a component of other comprehensive income.

In 2003, the income tax benefit attributable to employee stock option transactions of $3.4 million was allocated to shareholders’ equity.

The IRS is currently conducting a limited scope audit of K2’s Federal income tax return for 2001. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated results of operations or consolidated financial position.

Income taxes paid, net of refunds, in the years ended December 31, 2003 and 2002 were $3.6 million and $1.5 million, respectively. No income taxes were paid in the year ended December 31, 2001.

Note 9—Commitments and Contingencies

Future minimum payments under noncancelable operating leases as of December 31, 2003 are as follows:

(Thousands)
2004	$8,482
2005	6,760
2006	5,579
2007	4,917
2008	3,947
Thereafter	5,268

$34,953

Leases are primarily for rentals of facilities, and about two-thirds of these contain rights to extend the terms from one to ten years.

Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $9,378,000, $6,871,000 and $6,901,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods, other recreational products and industrial businesses. Many components and finished products, however, are manufactured or assembled abroad (particularly in the People’s Republic of China) and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. A single supplier manufactures major portions of K2’s in-line skates. K2 believes alternate sources for these products could be found.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

coverage. No assurances can be given such insurance will continue to be available at an acceptable cost to K2 or such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRP’s and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2003 and December 31, 2002, K2 had recorded an estimated liability of approximately $980,000 and $1,308,000, respectively, for environmental liabilities with no insurance recovery expected. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

K2 is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of product liability, patent, commercial, employment and environmental matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” K2 makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. K2 believes that it has adequate provisions for such matters. K2 reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular legal matter. Litigation is inherently unpredictable. However, K2 believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Note 10—Pension Plans and Other Benefit Plans

K2 sponsors several trusteed non-contributory defined benefit pension plans covering most of its domestic employees. Benefits are generally based on years of service and the employee’s highest average compensation for five consecutive years during the years of credited service. Contributions are intended to provide for benefits attributable to service to date and service expected to be provided in the future. K2 funds these plans in accordance with the Employee Retirement Income Security Act of 1974.

K2 also has a pension plan which covered certain employees of the Simplex Building Products division which K2 sold in 2000. This plan is referred to as the “Simplex UAW Pension Plan”. The disclosures that follow include this plan.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on the Moody’s AA Effective Annual Yield rate as of December 31, 2003. The salary growth assumptions reflect long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. As of December 31, 2002, K2’s assumption related to the discount rate, projected compensation increases and expected return on assets was 6.75%, 4.00% and 8.50%, respectively. Due to the lower expectations of asset returns and the declining interest rate environment in 2003, K2 lowered its discount rate and expected return on assets assumptions to 6.25% and 8.25%, respectively, at December 31, 2003. A continued variance in the discount rate, expected return on plan assets and rate of compensation increase could have a significant impact on the pension costs recorded.

Due to the lower discount rate and declines in the stock market during 2001 and 2002, actual asset returns on K2’s pension assets did not meet K2’s assumption of 2002 and 2003 expected returns. This resulted in 2003 pension expense being higher than 2002 pension expense by approximately $2.1 million which is reflected in the current year’s general and administrative expenses. For the 2003 year, market conditions improved which resulted in asset returns on pension assets exceeding expectations. These asset returns are estimated to result in a decrease in 2004 pension expense of approximately $700,000. However, the decrease in the discount rate from 6.75% to 6.25% is estimated to result in an increase to 2004 pension expense of approximately $100,000. In addition, the decrease in the expected return on assets assumption from 8.50% to 8.25% is estimated to result in an additional increase to 2004 pension expense of approximately $100,000. Finally, as a result of the lower discount rate and lower asset returns, K2 estimates a required cash contribution of approximately $4.0 million to the pension plans in 2004.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the pension plans exceeded the fair value of the plan assets by $15.6 million and $13.1 million at December 31, 2003 and 2002, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholder’s equity, of $6.8 million ($4.4 million, net of taxes) at December 31, 2003. Based on this amount recorded, K2 had $15.2 million and $12.6 million, of net pension liabilities as of December 31, 2003 and 2002, respectively, consisting of $15.6 and $13.1 million, respectively, in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.4 million and $0.5 million, respectively. As of December 31, 2003, K2 treated $4.0 million of the pension liability as current and $11.2 million as long-term as K2 estimates a $4.0 million contribution during the twelve months ended December 31, 2004.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following table sets forth the defined benefit plans’ funded status and amounts recognized in K2’s consolidated balance sheets at December 31:

	Pension Plan
	2003	2002
	(Thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$63,530	$56,159
Service cost	1,695	1,519
Interest cost	4,137	4,094
Plan amendments/transfer of liabilities	—	30
Curtailment gain	(1,249)	—
Actuarial loss	4,667	4,295
Benefits paid	(4,612)	(2,567)

Benefit obligation at end of year	$68,168	$63,530

Change in Plan Assets
Fair value of plan assets at beginning of year	$43,200	$50,067
Actual return on fair value of plan assets	7,962	(4,300)
Employer contributions	91	—
Administrative expenses	(94)	—
Benefits paid	(4,612)	(2,567)

Fair value of plan assets at end of year	46,547	43,200

Funded status of the plan	(21,621)	(20,330)
Unrecognized prior service cost	399	523
Unrecognized actuarial loss	12,890	14,799

Accrued benefit cost	$(8,332)	$(5,008)

Amounts recognized in the statement of financial position consists of:
Accrued benefit liability	$(15,572)	$(13,076)
Intangible asset	399	523
Accumulated other comprehensive loss	6,841	7,545

	$(8,332)	$(5,008)

The curtailment gain recognized on the plan during 2003 was attributable to the sale of the composite utility and decorative light poles and related product lines in May 2003. For further discussion regarding the sale of this division, see Note 4 to Notes to Consolidated Financial Statements.

In addition to the amount recorded to other comprehensive income at December 31, 2003 of $6.8 million ($4.5 million net of taxes) for K2’s pension plans as noted above, K2 also recorded an additional $1.2 million ($0.8 million net of taxes) to other comprehensive income at December 31, 2003 related to its pension plan in the United Kingdom.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Net pension cost consisted of the following for the year ended December 31:

	Pension Plan
	2003	2002	2001
	(Thousands)
Net Periodic Cost
Service cost	$1,695	$1,519	$1,595
Interest cost	4,137	4,094	3,991
Expected return on plan assets	(3,570)	(4,406)	(4,659)
Amortization of prior service cost	72	76	73
Recognized actuarial loss	1,029	—	—
Curtailment loss	52	—	—
Amortization of transition asset	—	—	(51)
Amortization of loss (gain)	—	—	(1)

Net periodic cost	$3,415	$1,283	$948

Additional information about the pension plans as of and for the year ended December 31 is as follows:

	Pension Plan
	2003	2002
	(Thousands)
Additional information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$68,168	$63,530
Accumulated benefit obligation	62,120	56,276
Fair value of plan assets	46,547	43,200
Additional information:
Increase (decrease) in minimum liability included in other comprehensive income	$(704)	$7,545
Actual return (loss) on plan assets	7,962	(4,300)
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.75%	7.25%
Expected long-term rate of return on plan assets	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%
Measurement Date	December 31	December 31

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

K2’s pension plans weighted average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

	Target	Allowable Ranges	Actual Pension Plan of K2 Inc.		Actual Simplex UAW Pension Plan
Asset Category			2003	2002	2003	2002
Equity	60.0%	50%-70%	58.2%	47.7%	60.0%	48.5%
Fixed Income	40.0%	30%-50%	30.5%	40.0%	32.0%	42.9%
Cash	0.0%	0%-10%	5.9%	5.9%	6.4%	6.5%
Other	0.0%	0%-10%	5.4%	6.4%	1.6%	2.1%

	100.0%		100.0%	100.0%	100.0%	100.0%

In consideration of each plan’s funded status, participant demographics, the plans’ long-term investment objectives, and the financial status of K2, the Retirement Committee has adopted an overall investment objective for the plans’ assets that is consistent with a balanced approach of long-term growth of assets and significant current income. The investment objective of each plan is expected to earn long-term returns comprised of capital appreciation and current income sufficient to keep pace with or exceed the actuarial liability growth rate, to fund current benefit payments and other disbursements, and maintain or grow the purchasing power of assets.

It is desired that the plans earn returns higher than the “market”, as represented by a benchmark index or mix of indexes reflective of the Plans’ return objectives and risk tolerance. This benchmark or “policy index” for the plans are constructed as follows: 40% S&P 500 Index, 10% MCSI EAFE, 10% Russell 2500 Stock Index, 40% Merrill Lynch Domestic Master Bond Index. The plans are expected to exceed the average annual return of this benchmark on a risk-adjusted basis over a three to five year rolling time period and a full market cycle.

The absolute return goal for the plans is the actuarial interest rate for the plans, which is currently 8.5% for each plan. Each plan is expected to exceed the policy index return and the absolute return goals each measured on a compound average annual return basis after the deduction of investment management fees and annualized over a three to five year rolling time period and a full market cycle.

The expected cash flows for K2’s pension plans are as follows:

Pension Benefits
(Thousands)
K2 contributions expected to be made in 2004:	$4,000
Expected benefit payments (which reflect future service):
2004	$3,811
2005	4,720
2006	4,189
2007	5,004
2008	4,980

K2 also sponsors defined contribution pension plans covering most of its domestic employees. Contributions by K2 for the defined contribution plans are determined as a percent of the amounts contributed by the respective employees. During 2003, 2002 and 2001, K2 expensed contributions of $853,000, $626,000 and $745,000, respectively, related to these plans.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Note 11—Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Translation Adjustments	Minimum Pension Liability	Financial Instruments	Total
	(Thousands)
Balance at December 31, 2001	$(21,238)	$—	$439	$(20,799)
Currency translation adjustment	10,158	—	—	10,158
Change in additional minimum pension liability liability, net of $2,639 in taxes	—	(4,904)	—	(4,904)
Reclassification adjustment for amounts recognized in cost of sales	—	—	(439)	(439)
Change in fair value of derivatives, net of $253 in taxes	—	—	(470)	(470)

Balance at December 31, 2002	(11,080)	(4,904)	(470)	(16,454)
Currency translation adjustment	7,947	—	—	7,947
Change in additional minimum pension liability liability, net of $189 in taxes	—	(351)		(351)
Reclassification adjustment for amounts recognized in cost of sales	—	—	470	470
Change in fair value of derivatives, net of $1,161 in taxes	—	—	(2,157)	(2,157)

Balance at December 31, 2003	$(3,133)	$(5,255)	$(2,157)	$(10,545)

The earnings associated with K2’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Note 12—Quarterly Operating Data (Unaudited)

	Quarter				Year
	First	Second	Third	Fourth
	(Millions, except per share and stock price figures)
2003
Net sales	$157.1	$199.6	$168.0	$193.8	$718.5
Gross profit	47.1	60.2	54.9	57.7	219.9
Net income	$0.1	$5.8	$3.3	$2.2	$11.4

Basic earnings per share
Net income	$0.01	$0.22	$0.12	$0.07	$0.46

Diluted earnings per share
Net income	$0.01	$0.19	$0.12	$0.07	$0.44

Cash dividend per share—none
Stock prices:
High	$10.06	$12.75	$18.09	$18.15	$18.15
Low	$7.72	$7.45	$12.30	$13.43	$7.45

	Quarter				Year
	First	Second	Third	Fourth
	(Millions, except per share and stock price figures)
2002
Net sales	$147.5	$157.2	$149.8	$127.7	$582.2
Gross profit	42.1	45.3	47.5	35.6	170.5
Net income	$3.8	$3.8	$3.9	$0.6	$12.1

Basic earnings per share
Net income	$0.21	$0.21	$0.22	$0.03	$0.67

Diluted earnings per share
Net income	$0.21	$0.21	$0.21	$0.03	$0.67

Cash dividend per share—none
Stock prices:
High	$7.60	$10.25	$10.00	$11.01	$11.01
Low	$6.32	$6.55	$7.50	$6.40	$6.32

Note 13—Stock Options

Under K2’s 1999 and 1994 Incentive Stock Option Plans (“1999 Plan” and “1994 Plan,” respectively), options may be granted to eligible directors and key employees of K2 and its subsidiaries at not less than 100% of the market value of the shares on the dates of grant.

The 1999 Plan and 1994 Plan permit the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established at the dates of grant.

K2 is authorized, at the discretion of the Compensation Committee, to provide loans to non-officered employees in connection with the exercise of stock options under the 1999 Plan and 1994 Plan. At December 31,

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

2003 and 2002, there was one loan outstanding totaling $38,500 to a key employee made to enable the exercise of stock options, and accrued interest outstanding. The amount of this loan is shown as a reduction of shareholders’ equity. This loan is collateralized by the underlying shares of stock issued and bears interest. This loan was repaid in full prior to the filing of this Annual Report on Form 10-K.

Options granted, exercised and forfeited for the 1999 Plan, 1994 Plan and options assumed from acquisitions (collectively, “the Plans”) were as follows:

		Exercise Price
	Shares	Low	High	Weighted Average
Options outstanding at December 31, 2000	1,944,061	$7.13	$29.88	$12.30
Granted	83,000	7.75	8.76	8.32
Exercised	(2,500)	7.13	7.13	7.13
Forfeited	(134,600)	7.13	29.88	15.29

Options outstanding at December 31, 2001	1,889,961	7.13	29.88	11.91
Granted	40,000	7.30	7.30	7.30
Forfeited	(69,831)	7.13	26.50	11.43

Options outstanding at December 31, 2002	1,860,130	7.13	29.88	11.83
Granted	617,900	7.45	17.89	7.72
Assumed from acquisitions	1,760,646	2.46	25.68	8.32
Exercised	(1,217,794)	2.83	17.25	7.39
Forfeited	(156,880)	7.13	26.50	19.29

Options outstanding at December 31, 2003	2,864,002	$2.46	$29.88	$9.99

At December 31, 2003, 2002 and 2001, stock options to purchase 2,289,854, 1,483,380 and 1,178,511 were exercisable at weighted average prices of $10.60, $12.97 and $14.66, respectively. At December 31, 2003, 246,788 shares of common stock were reserved for issuance under the Plans.

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$2.46 – $4.87	70,200	$4.49	7.34 years	70,200	$4.49
$5.10 – $5.19	110,230	5.18	7.76 years	110,230	5.18
$7.04 – $7.13	643,387	7.12	7.37 years	643,389	7.12
$7.25 – $7.50	866,793	7.44	8.35 years	314,293	7.44
$7.75 – $8.76	384,006	8.36	4.32 years	367,756	8.34
$9.51 – $11.25	228,940	10.97	7.33 years	228,940	10.97
$12.16 – $13.90	167,386	13.41	6.31 years	167,386	13.41
$17.25 – $22.89	208,560	19.79	3.00 years	203,160	19.84
$23.00 – $29.88	184,500	24.98	5.66 years	184,500	24.98

Total	2,864,002	$9.99	6.78 years	2,289,854	$10.60

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Note 14—Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options and warrants, using the treasury stock method, and of the debentures using the “if converted” method. The following represents a reconciliation from basic shares to fully diluted shares for the respective periods. Options to purchase 2,864,002, 1,860,130 and 1,889,961 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, shares of common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,742 and warrants to purchase 767,589 of shares of common stock were outstanding. For the years ended December 31, 2003 and 2002, 960,000 and 1,226,000 stock options, were excluded since their inclusion would have been antidilutive. The EPS calculation for year ended December 31, 2003 also excluded 2,097,282 shares from the issuance of $25 million convertible subordinated debentures in February 2003, since their inclusion would have also been antidilutive. During 2001, the computation of diluted EPS did not include the options to purchase 1,953,000 shares of common stock, because their inclusion would have been anti-dilutive.

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	Year ended December 31
	2003	2002	2001
Determination of diluted number of shares:
Average common shares outstanding	24,958	17,941	17,940
Assumed conversion of dilutive stock options and warrants	622	53	—
Assumed conversion of subordinated debentures	3,170	—	—

Diluted average common shares outstanding (b)	28,750	17,994	17,940

Calculation of diluted earnings per share:
Net income (loss)	$11,424	$12,070	$(7,704)
Add: interest component on assumed conversion of subordinated debentures, net of taxes	1,354	—	—

Net income (loss), adjusted (a)	$12,778	$12,070	$(7,704)
Diluted earnings (loss) per share (a/b)	$0.44	$0.67	$(0.43)

Note 15—Shareholders’ Equity

Preferred Stock

Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 2003 and 2002.

Employee Stock Ownership Plan

K2 has an Employee Stock Ownership Plan (“ESOP”), which covers substantially all of its domestic non-union employees with at least one year of service. As of December 31, 2003, the trust was indebted to K2 in the

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

aggregate amount of $26,000 in connection with stock purchases made from 1982 through 1984 of which 3,167 shares with an aggregate market value of $48,170 as of December 31, 2003 remained unallocated to participants. This loan is repayable over the next twelve months with interest at prime plus 1/2%, not to exceed 18%, and the unallocated shares will be released to participants proportionately when this loan is repaid. Allocated shares as of December 31, 2003 totaled 1,059,041.

Additionally, the trust was indebted to K2 in the amount of $1,100,000 at December 31, 2003 and 2002, in connection with distributions made to terminating participants of the plan.

Shareholders’ equity has been reduced by the amounts of the loan and any payments made by K2 on behalf of the trust. The payments, made by K2 on behalf of the trust, which at December 31, 2003 totaled $50,000, are being amortized to expense over the lives of the loans.

The amount of K2’s annual contribution to the ESOP is at the discretion of K2’s Board of Directors. K2 made contributions of $150,000 to the ESOP during 2003 and 2002. ESOP expense, including amortization of the foregoing payments, was $30,000, $263,000 and $301,000 in 2003, 2002 and 2001, respectively.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Shares Reserved

K2 had 60,000,000 and 40,000,000 authorized shares of common stock at December 31, 2003 and December 31, 2002, respectively. The table below outlines common shares reserved for future issuance:

	December 31
	2003	2002
Total Authorized Shares	60,000,000	40,000,000
Common Shares Outstanding	(34,146,798)	(18,679,146)
Shares reserved for future issuance:
Stock options outstanding	(2,864,002)	(1,860,130)
Stock options reserved for future issuance	(246,788)	(609,325)
Warrants under 7.25% Debentures	(767,589)	—
Shares issuable upon conversion of 7.25% Debentures	(2,097,315)	—
Shares issuable upon conversion of 5.00% Debentures	(5,706,458)	—

Remaining Authorized Shares	14,171,050	18,851,399

Note 16—Segment Data

K2 classifies its business into three segments based on similar product types consisting of sporting goods products, other recreational products and selected industrial products. The sporting goods segment consists primarily of sports equipment used to participate in sports activities sold primarily through sporting goods specialty dealers, regional and national sporting goods chains and the sporting goods department of mass merchants. The equipment includes baseball and softball bats, gloves and related equipment, in-line skates, skis, snowboards, snowshoes, bikes, fishing tackle, flotation vests and paintball products including markers, paintballs and protective equipment. The other recreational products segment is primarily active leisure apparel sold principally into the advertising specialty market through distributors, and leisure footwear and other apparel sold through specialty sporting goods dealers. The industrial products segment includes monofilament line sold to the paper industry, string trimmer line sold to a variety of distributors, retailers and equipment manufacturers, and marine and CB radio antennas sold to marine dealers.

Although the sporting goods manufacturing industry is highly fragmented, many of the retail customers that purchase sporting goods are highly concentrated. Large format sporting goods retailers are important to K2’s results of operations, and one customer accounted for over 10% of the sporting goods segment net sales for the year ended December 31, 2003.

K2 evaluates performance based on operating profit or loss (before interest, gain on sale of operating division, debt extinguishment costs, corporate expenses and income taxes). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements. Intercompany profit or loss is eliminated where applicable.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The information presented below is as of or for the year ended December 31.

	Net Sales to Unaffiliated Customers			Intersegment Sales			Operating Profit (Loss)
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(Millions)
Sporting goods	$569.2	$437.4	$439.5	$80.4	$68.2	$54.0	$36.2	$27.8	$(0.9	)(a)
Other recreational	48.3	35.6	39.8	1.4	1.5	2.2	(6.8)	(6.6)	(5.9	)(b)
Industrial (d)	101.0	109.2	110.2	0.3	0.4	0.8	8.5	9.4	11.5	(c)

Total segment data	$718.5	$582.2	$589.5	$82.1	$70.1	$57.0	37.9	30.6	4.7

Corporate expenses, net							(5.8)	(3.0)	(3.1)
Gain on sale of operating division							2.2	—	—
Debt extinguishment costs							(6.8)	—	—
Interest expense							(9.9)	(9.0)	(13.6)

Income (loss) before income taxes							$17.6	$18.6	$(12.0)

(a)	2001 includes a charge of $16.3 million for restructuring and downsizing costs
(b)	2001 includes a charge of $1.5 million for restructuring and downsizing costs
(c)	2001 includes a charge of $0.2 million for restructuring and downsizing costs
(d)	2003 results of the industrial segment reflect the sale of the composite utility and decorative light poles and related product lines during 2003.

	Identifiable Assets			Depreciation and Amortization			Capital Expenditures
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(Millions)
Sporting goods	$752.4	$319.4	$298.2	$13.5	$9.7	$12.0	$14.8	$7.7	$10.9
Other recreational	17.8	25.1	33.0	0.3	0.9	0.7	0.1	0.1	0.5
Industrial	65.7	69.1	63.0	2.9	3.2	3.2	1.7	0.5	1.2

Total segment data	835.9	413.6	394.2	16.7	13.8	15.9	16.6	8.3	12.6
Corporate	36.0	19.0	26.8	3.5	0.8	0.3	4.2	—	—

Total	$871.9	$432.6	$421.0	$20.2	$14.6	$16.2	$20.8	$8.3	$12.6

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

	2003	2002	2001
	(Millions)
Net sales by location
United States	$509.6	$392.7	$377.4
Canada	15.1	18.3	20.1
Europe	135.1	113.4	130.5
Asia / Pacific	58.7	57.8	61.5

Total foreign countries	208.9	189.5	212.1
Total net sales	$718.5	$582.2	$589.5

Assets
North America	$709.5	$315.6	$303.5
Europe	105.5	72.4	75.1
Asia / Pacific	56.9	44.6	42.4

Total assets	$871.9	$432.6	$421.0

Long-lived assets
North America	$290.2	$85.3	$92.6
Europe	18.1	10.3	7.4
Asia / Pacific	11.6	11.6	9.5

Total long-lived assets	$319.9	$107.2	$109.5

Note 17—Subsequent Events

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc., (“Fotoball”), a marketer and manufacturer of souvenir and promotional products, principally for team sports, in a stock-for-stock exchange offer/merger transaction. Under the terms of the merger, each outstanding share of Fotoball common stock was converted into 0.2757 shares of common stock of K2. Based on the number of common shares outstanding of Fotoball, approximately 1.0 million shares of K2’s common stock were issued to the Fotoball shareholders, and the aggregate preliminary purchase price of the transaction was valued at approximately $16 million. This transaction will be accounted for under the purchase method of accounting, accordingly the purchased assets and liabilities will be recorded at their estimated fair values at the date of the merger. The preliminary purchase price allocation is estimated to result in an excess of cost over net tangible assets acquired, to be determined during the 2004 first quarter based on K2’s final evaluation of the net tangible assets. This preliminary allocation assumes the excess purchase price will be allocated to goodwill, and is thus not amortized, however the final allocation could include identifiable intangible assets with finite and indefinite lives separate from goodwill. Should there be assets with definite lives, those assets would be subject to amortization resulting in additional amortization expense. The final allocation of the purchase price will also be completed during the 2004 first quarter based on K2’s final evaluation of such assets and liabilities. The results of the operations of Fotoball will be included in the consolidated financial statements of K2 beginning with the date of the merger. Subsequent to the completion of the merger, K2 changed the name of Fotoball to K2 Licensing & Promotions, Inc.

K2 INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders:

K2 Inc.

We have audited the accompanying consolidated balance sheets of K2 Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statements and schedule listed in the Index at Item 15 (a-2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, K2 Inc. changed its method of accounting for goodwill in 2002, in accordance with Statement of Financial Accounting Standard No. 142.

/s/    ERNST & YOUNG LLP

San Diego, California

February 15, 2004

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

K2 maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in K2’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to K2’s management, including K2’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that K2’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

In addition, the Chief Executive Officer and the Chief Financial Officer have concluded that there have been no changes to K2’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter, that materially affected, or are reasonably likely to materially affect, K2’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.    PRINCIPAL AUDITOR FEES AND SERVICES

Except as noted in the following paragraph the information called for by Items 10, 11, 12, 13 and 14 has been omitted because on or before April 30, 2004, K2 will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items set forth in that proxy statement is incorporated herein by reference.

The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of the this Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

(a-1)  Financial Statements (for the three years ended December 31, 2003 unless otherwise stated):

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

(a)(iv)  Certificate of Amendment of the Certificate of Incorporation , filed as Exhibit 3.1 to Form 8-K, dated March 26, 2003 and incorporated herein by reference.

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

(1)  Form of Amended and Restated Convertible Subordinated Debenture—Exhibit A to the Securities Purchase Agreement, filed as Exhibit 4.1 and 4.2 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(2)  Form of Amended and Restated Stock Purchase Warrant—Exhibit B to the Securities Purchase Agreement, filed as Exhibit 4.3 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(3)  Stock Purchase Warrant, filed as Exhibit 4.4 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(4)  Registration Rights Agreement—Exhibit C to the Securities Purchase Agreement, filed as Item 7, Exhibit 4.4 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(5)  Form of Amendment to Registration Rights Agreement dated June 4, 2003, filed as Exhibit 4.5 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(b)  Credit Agreement dated as of March 25, 2003 among K2 Inc. and certain of its subsidiaries party hereto as the Borrowers and the Guarantors, the Financial Institutions named herein as the lenders, and Bank One, N.A., as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, JP Morgan Chase Bank as Documentation Agent, LaSalle Bank National Association and Fleet Capital Corporation, as co-agents, filed as Exhibit 10(b) to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(c)  Pledge and Security Agreement dated as of March 25, 2003, among K2 Inc. and Debtors set forth on the signature pages thereto, and Bank One, N.A., filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(d)  Indenture dated as of June 10, 2003, filed as Exhibit 4.2 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(e)  Form of $75,000,000, 5.00% Convertible Senior Note, filed as Exhibit 4.3 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(f)  Registration Rights Agreement, dated as of June 10, 2003, filed as Exhibit 4.4 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(g)  Executive compensation plans and arrangements:

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

(3)  K2 Inc. Executive Officers’ Incentive Compensation Plan adopted August 5, 1993 as amended December 17, 1996, filed as Exhibit 10(d)(7) to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(4)  1994 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 5, 1994 and incorporated herein by reference.

(5)  Employment agreement dated May 8, 2001 between K2 Inc. and Richard M. Rodstein, filed as Item 6, Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(6)  Employment agreement dated May 8, 2001 between K2 Inc. and John J. Rangel, filed as Item 6, Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(7)  1999 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 6, 1999 and incorporated herein by reference.

(8)  Severance and Consulting Agreement by and between Richard M. Rodstein and K2 Inc. dated as of October 11, 2002, filed as Exhibit 10(d)(12) to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(9)  Form of Indemnification Agreement for K2 Inc. Directors and Executive Officers dated as of August 7, 2003, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(10)  Reimbursement Agreement dated as of October 28, 2003 between Richard J. Heckmann and K2 Inc., filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(h) (1) Asset Purchase Agreement dated February 16, 1996 among General Aquatics, Inc., KDI Sylvan Pools, Inc. as Buyer, and Anthony Industries, Inc., as Seller, filed as Item 7, Exhibit 99(A) to Form 8-K filed March 21, 1996 and incorporated herein by reference.

(2)  Asset Purchase Agreement dated June 8, 2000 by and between Tyco International (US) Inc., Ludlow Building Products, Inc. as Buyer, Tyco Plastics Services AG, as IP Buyer, and K2 Inc., as Seller, filed as Exhibit 10(b) for the quarter ended June 30, 2000 and incorporated herein by reference.

(3)  Agreement and Plan of Merger dated as of December 15, 2002 among K2 Inc., Rawlings Sporting Goods Company, Inc., and Lara Acquisition Sub, filed as Exhibit 10(e)(4) to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(4)  Agreement and Plan of Merger and Reorganization by and among K2 Inc., Woca Acquisition LLC, Worth, Inc., Worth Shareholders and Justin P. Wilson (as Company agent) dated as of September 16, 2003, filed as Exhibit 2.1 to Form 8-K filed October 1, 2003 and incorporated herein by reference.

(5)  Agreement and Plan of Merger and Reorganization dated as of October 22, 2003 among K2 Inc., Brass Eagle, Inc. and Cabe Acquisition Sub, Inc. dated filed as Exhibit 2.1 to Form 8-K filed October 23, 2003 and incorporated herein by reference.

(6)  Agreement and Plan of Merger and Reorganization dated as of November 25, 2003 by and among Fotoball USA, Inc., K2 Inc., and Boca Acquisition Sub, Inc. filed as Annex A to Form S-4 filed December 10, 2002 and incorporated herein by reference.

(12)  Statement of Computation of Ratio of Earnings to Fixed Charges.

(21)  Subsidiaries

(23)  Consent of Independent Auditors

(31.1)  Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)  Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32)  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed in the fourth quarter of 2003:

Report on Form 8-K dated September 16, 2003, furnished by the Company, under Item 5, Other Events and Required FD Disclosure, containing the Company’s press release dated September 17, 2003, announcing the completion of the acquisition of Worth, Inc.

Report on Form 8-K dated October 16, 2003, furnished by the Company, under Item 5, Other Events, containing the Company’s press release dated October 20, 2003 announcing the acquisition of certain assets of and the assumption of certain liabilities of Winter Quest LLC.

Report on Form 8-K dated October 22, 2003, furnished by the Company, containing the Company’s press release dated October 22, 2003 announcing the Company’s 2003 third quarter results.

Report on Form 8-K dated October 22, 2003, furnished by the Company, under Item 5, Other Events, containing the Company’s press release dated October 22, 2003 announcing the signing of the Agreement and Plan of Merger and Reorganization to acquire the outstanding shares of Brass Eagle Inc.

Report on Form 8-K dated October 23, 2003, furnished by the Company, under Item 9, Regulation FD Disclosure, certain statements made by the Company in connection with the Company’s 2003 third quarter conference call and filing of its earnings release dated October 23, 2003.

Report on Form 8-K dated November 4, 2003, furnished by the Company, under Item 5, Other Events, containing the Company’s press release dated November 4, 2003 announcing the commencement of an exchange offer to purchase all of the outstanding shares of Brass Eagle common stock.

Report on Form 8-K dated November 26, 2003, furnished by the Company, under Item 5, Other Events, containing the Company’s press release dated November 26, 2003 announcing the signing of the Agreement and Plan of Merger and Reorganization, dated as of November 25, 2003, by and among K2 Inc., Fotoball USA, Inc. and Boca Acquisition Sub, Inc.

Report on Form 8-K dated November 26, 2003, furnished by the Company, under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, referencing Paragraph 7 of the Company’s press release dated November 26, 2003 containing the announcement by the Company that it was reaffirming its guidance for the remainder of fiscal year 2003.

Report on Form 8-K dated December 9, 2003, furnished by the Company, under Item 5, Other Events, containing the Company’s press release dated December 9, 2003 containing the announcement that the Company had accepted shares of Brass Eagle Inc. in its exchange offer pursuant to an Agreement and Plan of Merger and Reorganization, dated as of October 22, 2003.

Report on Form 8-K dated December 10, 2003, furnished by the Company, under Item 5, Other Events, containing the Company’s press release dated December 10, 2003 announcing the commencement of an exchange offer to purchase all of the outstanding shares of Fotoball USA common stock.

Report on Form 8-K dated December 11, 2003, furnished by the Company, under Item 2, Acquisition or Disposition of Assets, containing the Company’s press release dated December 16, 2003, announcing the completion of the merger of Brass Eagle Inc. with a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger and Reorganization dated as of October 22, 2003.

Report on Form 8-K dated December 18, 2003, furnished by the Company, under Item 9, Regulation FD Disclosure, containing the Company’s announcement regarding an update its forward-looking statements relating to the full-year 2003 and the fourth quarter 2003 as well as the Company’s announcement relating to forward-looking statements relating to first quarter 2004 and full-year 2004.

(c)  Refer to (a-3) above.

(d)  Refer to (a-2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 INC.

Date: March 12, 2004	By:	/s/ RICHARD J. HECKMANN
Richard J. Heckmann Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. HECKMANN Richard J. Heckmann	Chief Executive Officer and Chairman of the Board	March 12, 2004

/s/ JOHN J. RANGEL John J. Rangel	Senior Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)	March 12, 2004

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 12, 2004

/s/ WILFORD D. GODBOLD, JR. Wilford D. Godbold, Jr.	Director	March 12, 2004

Steven J. Green	Director	March 12, 2004

/s/ ROBIN E. HERNREICH Robin E. Hernreich	Director	March 12, 2004

/s/ LOU HOLTZ Lou Holtz	Director	March 12, 2004

/s/ STEWART M. KASEN Stewart M. Kasen	Director	March 12, 2004

/s/ ALFRED E. OSBORNE, JR. Alfred E. Osborne, Jr.	Director	March 12, 2004

/s/ DAN QUAYLE Dan Quayle	Director	March 12, 2004

/s/ EDWARD F. RYAN Edward F. Ryan	Director	March 12, 2004

K2 INC

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

		Additions	Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Amounts charged to reserve net of reinstatements	Balance at end of year
Year ended December 31, 2003
Allowance for doubtful items	$7,838	$4,804	$5,084	$7,558

	$7,838	$4,804	$5,084	$7,558

Year ended December 31, 2002
Allowance for doubtful items	$5,316	$5,391	$2,869	$7,838

	$5,316	$5,391	$2,869	$7,838

Year ended December 31, 2001
Allowance for doubtful items	$6,969	$1,149	$2,802	$5,316

	$6,969	$1,149	$2,802	$5,316