Form 10-K/A
period 2003-12-31
K2 INC
filed 2004-03-15
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004, is being filed solely to include Exhibit 12 (Statement of Computation of Ratio of Earnings to Fixed Charges). This Exhibit was inadvertently omitted from the original filing of the Annual Report on Form 10-K for the year ended December 31, 2003. This amendment does not change the previously reported financial statements and other financial disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 INC.

By: /s/ RICHARD J. HECKMANN

Richard J. Heckmann

Chairman and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. HECKMANN	Chief Executive Officer and Chairman of the Board	March 12, 2004
Richard J. Heckmann

/s/ JOHN J. RANGEL	Senior Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)	March 12, 2004
John J. Rangel

/s/ JERRY E. GOLDRESS	Director	March 12, 2004
Jerry E. Goldress

/s/ WILFORD D. GODBOLD, JR.	Director	March 12, 2004
Wilford D. Godbold, Jr.

	Director	March 12, 2004
Steven J. Green

/s/ ROBIN E. HERNREICH	Director	March 12, 2004
Robin E. Hernreich

/s/ LOU HOLTZ	Director	March 12, 2004
Lou Holtz

Signature	Title	Date

/s/ STEWART M. KASEN	Director	March 12, 2004
Stewart M. Kasen

/s/ ALFRED E. OSBORNE, JR.	Director	March 12, 2004
Alfred E. Osborne, Jr.

/s/ DAN QUAYLE	Director	March 12, 2004
Dan Quayle

/s/ EDWARD F. RYAN	Director	March 12, 2004
Edward F. Ryan