Form 10-Q
period 2004-03-31
K2 INC
filed 2004-05-07
CIK 6720

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of April 30, 2004.

Common Stock, par value $1	35,576,612 Shares

PART—1 FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(Thousands, except per share figures)

	Three months ended March 31
	2004	2003
	(unaudited)
Net sales	$277,364	$157,120
Cost of products sold	190,731	109,976

Gross profit	86,633	47,144

Selling expenses	42,047	23,170
General and administrative expenses	25,064	15,220

Operating income	19,522	8,754

Interest expense	3,302	1,794
Debt extinguishment costs	—	6,745
Other (income) expense, net	(53)	4

Income before income taxes	16,273	211

Provision for income taxes	5,533	74

Net income	$10,740	$137

Basic earnings per share:
Net income	$0.31	$0.01

Diluted earnings per share:
Net income	$0.27	$0.01

Basic shares outstanding	34,353	18,262
Diluted shares outstanding	43,099	18,471

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands, except number of shares)

	March 31 2004	December 31 2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,786	$21,256
Accounts receivable, net	244,103	224,818
Inventories, net	215,774	237,152
Deferred taxes and income taxes receivable	36,971	40,023
Prepaid expenses and other current assets	16,393	13,083

Total current assets	533,027	536,332

Property, plant and equipment	212,533	204,738
Less allowance for depreciation and amortization	118,056	113,716

	94,477	91,022

Intangible assets, net	239,965	228,847
Other	15,158	15,670

Total Assets	$882,627	$871,871

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$5,554	$10,751
Accounts payable	56,784	77,304
Accrued payroll and related	29,708	33,040
Other accruals	71,357	61,540
Current portion of long-term debt	62,629	72,126

Total current liabilities	226,032	254,761

Long-term pension liabilities	11,173	11,173
Long-term debt	42,842	35,194
Deferred taxes	38,636	38,636

Convertible subordinated debentures	98,184	98,067

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
Common Stock, $1 par value, authorized 60,000,000 shares, issued shares—35,672,902 in 2004 and 34,146,798 in 2003	35,673	34,147
Additional paid-in capital	332,511	313,142
Retained earnings	118,357	107,617
Employee Stock Ownership Plan and stock option loans	(1,160)	(1,214)
Treasury shares at cost, 747,234 shares in 2004 and 2003	(9,107)	(9,107)
Accumulated other comprehensive loss	(10,514)	(10,545)

Total Shareholders’ Equity	465,760	434,040

Total Liabilities and Shareholders’ Equity	$882,627	$871,871

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)

	Three months ended March 31
	2004	2003
Operating Activities	(unaudited)
Net Income	$10,740	$137
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	6,073	5,634
Deferred taxes	4,489	(2,008)
Changes in current assets and current liabilities	(14,825)	271

Net cash provided by operating activities	6,477	4,034

Investing Activities
Property, plant & equipment expenditures	(6,782)	(2,135)
Disposals of property, plant & equipment	273	(11)
Purchase of business, net of cash acquired	1,780	(365)
Other items, net	(162)	1,264

Net cash used in investing activities	(4,891)	(1,247)

Financing Activities
Issuance of convertible subordinated debentures	—	25,000
Borrowings under long-term debt	172,000	201,842
Payments of long-term debt	(173,732)	(219,161)
Net decrease in short-term bank loans	(5,197)	(839)
Debt issuance costs	—	(4,247)
Exercise of stock options	3,873	107

Net cash provided by (used in) financing activities	(3,056)	2,702

Net increase (decrease) in cash and cash equivalents	(1,470)	5,489

Cash and cash equivalents at beginning of year	21,256	11,228

Cash and cash equivalents at end of period	$19,786	$16,717

See notes to consolidated condensed financial statements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2004

NOTE 1—Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The interim financial statements should be read in connection with the financial statements in K2 Inc.’s (“K2’s”) Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2—Summary of Significant Accounting Policies

Accounts Receivable and Allowances

Accounts receivable are net of allowances for doubtful accounts of $7,677,000 at March 31, 2004 and $7,558,000 at December 31, 2003.

Inventories

The components of inventories consisted of the following:

	March 31 2004	December 31 2003
	(Thousands)
Finished goods	$153,917	$180,379
Work in process	11,496	10,843
Raw materials	50,361	45,930

	$215,774	$237,152

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 2—Summary of Significant Accounting Policies (Continued)

Newly Adopted Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” and issued FIN 46(R) in December 2003, which amended FIN 46. FIN 46 requires certain variable interest entities to be consolidated in certain circumstances by the primary beneficiary even if it lacks a controlling financial interest. Adopting FIN 46 and FIN 46(R) did not have an impact on K2’s operational results or financial position since K2 does not have any variable interest entities.

During 2003, the FASB revised SFAS 132, “Employers Disclosures about Pensions and Other Postretirement Benefits”: This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires disclosures beyond those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans.

In addition, the revised statement requires interim-period disclosures regarding the amount of net periodic benefit cost recognized and the total amount of the employers’ contributions paid and expected to be paid during the current fiscal year. It does not change the measurement or recognition of those plans.

The following table provides the components of benefit costs for the quarters ended March 31:

	For the quarter ended March 31
(Thousands)	2004	2003
Service cost	$450	$420
Interest cost	1,030	1,030
Expected return on assets	(910)	(890)
Amortization of:
Prior service cost	15	20
Actuarial loss	135	260
Curtailment/settlement loss recognized	—	10

Total net periodic benefit cost	$720	$850

K2’s expected contribution to its pension plans in 2004 is $4,000,000. No contributions were made by K2 to the plans for the quarter ended March 31, 2004.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 3—Stock Based Compensation

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

	Quarter ended March 31
	2004	2003
	(Thousands, except per share data, percentages and years)
Net income, as reported	$10,740	$137
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	85	95

Net income, adjusted	$10,655	$42

Earnings per share:
Basic—as reported	$0.31	$0.01
Basic—pro forma	$0.31	$0.00
Diluted—as reported	$0.27	$0.01
Diluted—pro forma	$0.27	$0.00

Risk free interest rate	2.63%	2.63%
Expected life of options	5 years	5 years
Expected volatility	50.4%	50.4%
Expected dividend yield	—	—

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

Note 4—Acquisitions

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc., (“Fotoball”), a marketer and manufacturer of souvenir and promotional products, principally for team sports, in a stock-for-stock exchange offer/merger transaction. Under the terms of the merger, each outstanding share of Fotoball common stock was converted into 0.2757 shares of common stock of K2 for a total of approximately 1.0 million shares of K2’s common stock. Based on a $15.36 per share K2 common stock price, the transaction was valued at approximately $16.9 million plus estimated merger costs of approximately $1.2 million. The purchase price included fully vested K2 stock options issued in exchange for Fotoball stock options outstanding at the time of the acquisition with a value of approximately $1.5 million. The value of the K2 stock options issued in exchange for the Fotoball stock options outstanding was based on a Black-Scholes estimate using the following assumptions: risk free interest rate of 3.00%, volatility of K2 stock of 0.478 and expected life of 4.00 years. The results of the operations of Fotoball were included in the consolidated financial statements of K2 beginning with the date of the merger. Subsequent to the completion of the merger, K2 changed the name of Fotoball to K2 Licensing & Promotions, Inc.

This transaction is accounted for under the purchase method of accounting, and accordingly the purchased assets and liabilities are recorded at their estimated fair values at the date of the merger. The preliminary purchase price allocation resulted in an excess of the purchase price over net tangible assets acquired of $11.2 million. This preliminary allocation assumes the excess purchase price will be allocated to goodwill, and is thus not amortized, however the final allocation could include identifiable intangible assets with finite and indefinite lives separate from goodwill. Should there be assets with finite lives, those assets would be subject to amortization resulting in additional amortization expense. The final allocation of the purchase price will be completed during the 2004 second quarter based on K2’s final evaluation of such assets and liabilities.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

Note 4—Acquisitions (Continued)

During 2003, K2 completed seven acquisitions, including the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), on March 26, 2003, Worth, Inc. (“Worth), on September 16, 2003 and Brass Eagle, Inc. (“Brass Eagle”), on December 8, 2003 and four smaller acquisitions. The consolidated condensed statement of operations for the quarter ended March 31, 2004 includes the operating results of each of the acquired businesses in 2003 and of Fotoball since the date of acquisition, however the consolidated condensed statement of operations for the quarter ended March 31, 2003 does not include the operating results of the businesses acquired since the acquisitions of each of these businesses (except for Rawlings) were completed subsequent to March 31, 2003, and Rawlings was completed on March 26, 2003. The purchase price of one of the smaller acquisitions made during 2003 is subject to earn out provisions which may result in an additional payment of up to $7.5 million in the form of K2 common stock or cash in the second quarter of 2004.

The following summarized unaudited pro forma results of operations of K2 present the acquisitions of Rawlings, Worth, and Brass Eagle as if they had occurred as of the beginning of the respective periods presented. The 2003 first quarter pro forma results exclude the debt extinguishment costs incurred by K2 during the 2003 first quarter, and the results of operations of K2’s composite utility and decorative light poles and related products lines which K2 sold during the 2003 second quarter. Pro forma results of the four smaller acquisitions in 2003 and Fotoball in 2004 have not been presented because the effects of these additional acquisitions were not material on either an individual basis or aggregate basis to K2’s consolidated results of operations. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

Pro Forma Information (Unaudited)

(Thousands, except per share amounts)

	For the quarter ended March 31,
	2004	2003
Net sales	$277,364	$245,955
Operating income	19,522	18,500
Net income	10,740	10,043
Diluted earnings per share	$0.27	$0.25

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

Note 4—Acquisitions (Continued)

During 2003, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, during 2003 K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $5.1 million. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2003.

The following table summarizes the activity in 2003 and 2004:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
2003 reserves established in conjunction with acquisitions	$2,951	$916	$3,867	$1,203	$5,070

Utilized in 2003:	(640)	—	(640)	—	(640)

Balance December 31, 2003	$2,311	$916	$3,227	$1,203	$4,430

Utilized in 2004:	(237)	—	(237)	(250)	(487)

Balance March 31, 2004	$2,074	$916	$2,990	$953	$3,943

K2 believes that the remaining reserves for restructuring are adequate to complete its plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 5—Intangible Assets

The components of intangible assets consisted of the following:

	Weighted Average Useful Life	March 31, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
		(Thousands)
Intangibles subject to amortization:
Patents	8.7 years	$12,222	$2,032	$10,190	$12,129	$1,836	$10,293
Customer contracts/relationships	8.9 years	6,576	603	5,973	6,576	393	6,183
Licensing agreements	6.0 years	3,800	633	3,167	3,800	475	3,325
Tradenames/trademarks	5.1 years	335	24	311	335	7	328
Order backlog	0.5 years	277	3	274	277	—	277

		23,210	3,295	19,915	23,117	2,711	20,406
Intangibles not subject to amortization:
(by segment)
Tradename
Action sports		28,794	—	28,794	28,794	—	28,794
Team sports		32,600	—	32,600	32,600	—	32,600
Goodwill
Marine and outdoor		12,143	—	12,143	11,396	—	11,396
Action sports		77,702	—	77,702	77,558	—	77,558
3 Team sports		68,811	—	68,811	58,093	—	58,093

		220,050	—	220,050	208,441	—	208,441
Total intangibles		$243,260	$3,295	$239,965	$231,558	$2,711	$228,847

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 5—Intangible Assets (Continued)

The increase in intangibles subject to and not subject to amortization at March 31, 2004 from December 31, 2003 is primarily due to K2’s acquisition activities during 2004 as follows:

	December 31, 2003 Net Book Value	2004 Activity			March 31, 2004 Net Book Value
		Acquisition of Fotoball	Other Activity	Amortization
	(Thousands)
Intangibles subject to amortization:
Patents	$10,293	—	160	$(263)	$10,190
Customer contracts/relationships	6,183	—	—	(210)	5,973
Licensing agreements	3,325	—	—	(158)	3,167
Tradenames/trademarks	328	—	—	(17)	311
Order backlog	277	—	—	(3)	274

	20,406	—	160	(651)	19,915

Intangibles not subject to amortization:
(by segment)
Tradename
Action sports	28,794	—	—	—	28,794
Team sports	32,600	—	—	—	32,600
Goodwill
Marine and outdoor	11,396	—	747	—	12,143
Action sports	77,558	—	144	—	77,702
Team sports	58,093	11,241	(523)	—	68,811

	208,441	11,241	368	—	220,050

Total intangibles	$228,847	$11,241	$528	$(651)	$239,965

Amortization expense for intangibles subject to amortization was approximately $0.7 million for the quarter ended March 31, 2004. Amortization expense of intangible assets subject to amortization is estimated to be approximately $3.1 million during 2004 and approximately $2.8 million from fiscal year 2005 through 2008. These estimates are based on the preliminary allocation of the excess purchase price for the Fotoball acquisition being allocated to goodwill. Should the final allocation include identifiable intangible assets with finite lives, those assets would be subject to amortization resulting in increased amortization expense.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 5—Intangible Assets (Continued)

Based on the results of the annual impairment tests, K2 determined that no impairment of goodwill existed as of December 31, 2003 and no indicators of impairment were present during the quarter ended March 31, 2004. However, future goodwill impairment tests could result in a charge to earnings. K2 will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

NOTE 6—Borrowings and Other Financial Instruments

K2’s principal long-term borrowing facility is a three-year, $205 million revolving Credit Facility (“Facility”) expiring on March 31, 2006 with several banks and other financial institutions. The Facility is expandable to $230 million subject to certain conditions. The Facility has a $75 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, but currently bear a rate equal to the prime rate plus 0.50%, or a LIBOR interest rate plus 2.50%, and the Facility has an unused commitment fee of 0.375% per year. In addition to the Facility, K2 also has a $13.3 million term loan, expiring March 31, 2006, from certain banks participating in the Facility, bearing an interest rate equal to the LIBOR rate plus 4.00% per year, payable in equal monthly installments over the remaining term. The Facility and term loan include various covenants, including requirements that K2 maintain a minimum debt service coverage ratio and tangible net worth, as well as limiting annual capital expenditures and certain investment activities

At March 31, 2004, borrowings of $92.0 million were outstanding under the Facility and $13.3 million was outstanding under the term loan, bearing average interest rates of 3.65% and 5.16%, respectively. At March 31, 2004 there were also letters of credit outstanding under the Facility of $15.5 million (consisting of $14.0 million of standby letters of credit and $1.5 million of trade letters of credit expiring over the next 12 months). Pursuant to the terms of the Facility, an additional $96.2 million was available for borrowing at March 31, 2004.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 6—Borrowings and Other Financial Instruments (Continued)

The Facility is subject to a “Material Adverse Effect” clause and the cash received from receivable collections is subject to the control of the lenders via a lock-box arrangement, if average excess availability, as defined, under the Facility falls below $50 million. K2 does not currently expect average excess availability, as defined, to be less than $50 million in the next twelve months. In accordance with the provisions of EITF 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” and FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements”, K2 has classified approximately $55.9 million of seasonal borrowings outstanding under the Facility at March 31, 2004 as current and the remaining balance of approximately $36.1 million as long-term debt.

At March 31, 2004, K2 also had $25.0 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the noteholders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.14 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (“the Warrants”). K2 assigned a total fair market value of $2,303,000 to the Warrants. At March 31, 2004, the aggregate unamortized fair market value of $1,816,000 is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

At March 31, 2004, K2 also had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At March 31, 2004, K2 also had $5.6 million outstanding under foreign lines of credit

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 7—Accumulated Other Comprehensive Loss

The components of other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2003	$(3,133)	$(5,255)	$(2,157)	$(10,545)
Currency translation adjustment	(842)	—	—	(842)
Reclassification adjustment for amounts recognized in cost of sales	—	—	528	528
Change in fair value of derivatives, net of $178 in taxes	—	—	345	345

Balance at March 31, 2004	$(3,975)	$(5,255)	$(1,284)	$(10,514)

Total comprehensive income was $10.7 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

NOTE 8—Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options and warrants, using the treasury stock method, and of the 5% and 7.25% Debentures using the “if converted” method. The following represents a reconciliation from basic shares to fully diluted shares for the respective periods. Options to purchase 2,570,160 and 3,805,572 shares of common stock were outstanding at March 31, 2004 and 2003, respectively. At March 31, 2004, shares of common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,742 and warrants to purchase 767,589 of shares of common stock were outstanding. At March 31, 2003, shares of common stock issuable upon conversion of the 7.25% Debentures totaling 2,097,282 and warrants to purchase 524,329 of shares of common stock were outstanding. For the quarters ended March 31, 2004 and 2003, 411,808 and 850,961 stock options, respectively, were excluded since their inclusion would have been antidilutive. The EPS calculation for the quarter ended March 31, 2003 also excluded 2,097,282 shares from the issuance of the 7.25% Debentures in February 2003, since their inclusion would have also been antidilutive.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 8—Earnings Per Share Data (Continued)

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	Quarter ended March 31
	2004	2003
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	34,353	18,262
Assumed conversion of dilutive stock options and warrants	943	209
Assumed conversion of subordinated debentures	7,803	—

Diluted average common shares outstanding (b)	43,099	18,471

Calculation of diluted earnings per share:
Net income	$10,740	$137
Add: interest component on assumed conversion of subordinated debentures, net of taxes	904	—

Net income, adjusted (a)	$11,644	$137

Diluted earnings per share (a/b)	$0.27	$0.01

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 9—Segment Information

As a result of recent acquisitions, beginning in the 2004 first quarter, K2 has reclassified its business into the following three segments based on similar product types and distribution channels: Marine and Outdoor, Action Sports, and Team Sports.

The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Action Sports segment includes skis, snowboards, snowshoes, in-line skates, paintball products and skateboard shoes and apparel. The Team Sports segment includes baseball and softball products and K2 Licensing & Promotion products.

The 2003 period has been restated to reflect these reclassifications.

The segment information presented below is as of March 31:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2004	2003 (a)	2004	2003 (a)	2004	2003 (a)
	(Millions)
Marine and Outdoor (b)	$98.8	$98.4	$20.4	$14.3	$15.3	$15.4
Action Sports	84.5	54.4	0.4	0.7	(4.1)	(4.7)
Team Sports	94.1	4.3	—	—	11.0	(0.5)

Total segment data	$277.4	$157.1	$20.8	$15.0	22.2	10.2

Corporate expenses, net					(2.6)	(1.5)
Debt extinguishment costs					—	(6.7)
Interest expense					(3.3)	(1.8)

Income before provision for income taxes					$16.3	$0.2

(a)	Results for the quarter ended March 31, 2003 do not include the operating results of any of K2’s acquisitions completed during 2003 and 2004 since the acquisitions (except for Rawlings) were completed subsequent to the quarter ended March 31, 2003, and Rawlings was acquired by K2 Inc. on March 26, 2003.
(b)	Results for the quarter ended March 31, 2004 do not include the sales or operating profit of the composite utility and light pole product lines. K2 sold these product lines in May 2003, and net sales and operating profit for this business in the 2003 first quarter were $7.4 million and $0.8 million, respectively.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 9—Segment Information (Continued)

Total assets by operating segment were as follows:

	March 31 2004	December 31 2003
	(Millions)
Marine Outdoor	$232.1	$201.3
Action Sports	309.2	391.5
Team Sports	299.0	243.1

Total segment data	840.3	835.9
Corporate	42.3	36.0

Total	$882.6	$871.9

NOTE 10—Contingencies

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At March 31, 2004 and December 31, 2003, K2 had recorded an estimated liability of approximately $844,000 and $980,000, respectively, for environmental liabilities with no insurance recovery expected. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 10—Contingencies (Continued)

During the 2004 first quarter, K2 agreed to pay a settlement of approximately $2.0 million for a lawsuit involving its building products business, which was sold by K2 on June 30, 2000. The settlement amount to be paid by K2 represents a portion of the total settlement for the lawsuit, with the remaining portion covered by insurance. K2 recorded its portion of the settlement as a component of discontinued operations during the 2004 first quarter. Additionally, K2 reversed a $2.0 million legal reserve through discontinued operations in the 2004 first quarter related to its swimming pool business, which was sold by K2 on March 5, 1996, since the legal reserve was no longer necessary.

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

NOTE 11—Subsequent Events

On April 19, 2004, K2 completed the purchase of substantially all of the assets of Worr Game Products, Inc., and All-Cad Manufacturing, Inc., businesses engaged in the design, manufacturing, selling and distribution of paintball markers and paintball-related products and accessories. The purchase price for these assets was paid in a combination of cash and the issuance of approximately 304,340 shares of K2 common stock.

Also, on April 19, 2004, K2 completed the purchase of substantially all of the assets of IPI Innovations, Inc., a business engaged in the design, manufacturing, selling and distribution of gun and bow mounting systems, and other products and accessories for all-terrain vehicles. The purchase price for these assets was paid in a combination of cash and the issuance of approximately 326,101 shares of K2 common stock.

ITEM 2	Management’s Discussion and Analysis of Financial Condition

  and Results of Operations

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of the factors discussed below under the Statement Regarding Forward-Looking Disclosure section and elsewhere in this Annual Report.

K2 is a premier, sporting goods company with a diverse portfolio of leading sporting goods brands. The Marine Outdoor segment represented $98.8 million, or 35.6%, of K2’s 2004 first quarter consolidated net sales, Action Sports represented $84.5 million, or 30.5% of 2004 first quarter net sales, and K2’s Team Sports segment had sales of $94.1 million, or 33.9% of 2004 first quarter net sales.

Matters Affecting Comparability

Acquisitions. K2’s operating results for the 2004 first quarter include the operating results for acquisitions completed during 2003 and 2004. The 2003 first quarter did not include the operating results of any of the businesses acquired since the acquisitions of each of these businesses (except for Rawlings) were completed subsequent to the 2003 first quarter, and Rawlings was completed on March 26, 2003. Approximately $116.4 million of the $120.3 million increase in net sales, when compared to the 2003 first quarter, are attributable to K2’s acquisitions during 2003 and 2004. For further discussion of K2’s acquisition activities during 2003 and 2004, see Note 4 to Notes to Consolidated Financial Statements.

Divestiture. On May 27, 2003, K2 completed the sale of the assets of its composite utility and decorative light poles and related product lines (the “Division”) of its marine and outdoor products segment. The division had $7.4 million of net sales in the 2003 first quarter.

Debt Extinguishment Costs. K2’s operating results for the 2003 first quarter include approximately $6.7 million of debt extinguishment costs in conjunction with K2’s debt refinancing activities in March 2003, K2 expensed approximately $2.0 million of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million was paid in cash and expensed for a make-whole premium related to the prepayment of senior notes.

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Consolidated Condensed Statements of Income for the quarters ended March 31, 2004 and 2003:

			2004 vs. 2003
			Increase
(In thousands, except per share data)	2004	2003	$	%
Net sales	$277.4	$157.1	$120.3	76.6%
Gross profit	86.6	47.1	39.5	83.9%
Operating income	19.5	8.8	10.7	121.6%
Net income (a)	10.7	0.1	10.6	10600.0%

Diluted earnings per share	$0.27	$0.01	$0.26	2600.0%

Expressed as a percentage of net sales:
Gross margin (b)	31.2%	30.0%
Selling, general and administrative expense	24.2%	24.4%
Operating margin (a)	7.0%	5.6%

(a)	Net income for 2003 includes $6.7 million ($4.4 million net of taxes) for debt extinguishment costs as discussed in Matters Affecting Comparability above.
(b)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Condensed Statements of Income.

Acquisitions

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc., (“Fotoball”), a marketer and manufacturer of souvenir and promotional products, principally for team sports, in a stock-for-stock exchange offer/merger transaction. Subsequent to the completion of the merger, K2 changed the name of Fotoball to K2 Licensing & Promotions, Inc. For further discussion, see Note 4 to Notes to Consolidated Condensed Financial Statements.

During 2003, K2 completed seven acquisitions, including the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), on March 26, 2003, Worth, Inc. (“Worth), on September 16, 2003 and Brass Eagle, Inc. (“Brass Eagle”), on December 8, 2003 and four smaller acquisitions. The consolidated statement of operations for the quarter ended March 31, 2004 include the operating results of each of the seven acquired businesses, however the consolidated statement of operations for the quarter ended March 31, 2003 does not include the operating results of any of the seven acquired businesses as the acquisition since the acquisitions of each of these businesses (except for Rawlings) were completed subsequent to March 31, 2003 and Rawlings was acquired on March 26, 2003.

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

Comparative First Quarter Results of Operations

Net sales of K2 for the three months ended March 31, 2004 were $277.4 million as compared with $157.1 million in the year-earlier period. Net income for the first quarter of 2004 was $10.7 million, or $.27 per diluted share, as compared with $0.1 million, or $.01 per diluted share, in the first quarter of 2003.

As a result of recent acquisitions, beginning in the 2004 first quarter, K2 has reclassified its business into the following three segments based on similar product types and distribution channels: Marine and Outdoor, Team Sports, and Action Sports.

Net Sales. In the Marine Outdoor segment, net sales totaled $98.8 million in the 2004 first quarter as compared with $98.4 million in the prior year’s first quarter. The 2003 first quarter included $7.4 million of net sales related to Shakespeare’s® composite utility and decorative light poles and related product lines (the “Division”). K2 sold the assets of the Division in May 2003. The overall improvement in net sales during 2004 (excluding the 2003 first quarter net sales of the Division), resulted mainly from increased sales of Shakespeare® fishing tackle products of $2.2 million and Stearns® outdoor products of $3.4 million. Sales of Shakespeare® fishing tackle products improved, reflecting growth in sales of Pflueger® reels, kits and combos and marine antennas. Increased sales of Stearns® outdoor products reflected higher demand for rain gear and children’s flotation products.

In the action sports segment, net sales increased to $84.5 million as compared to $54.4 million in the prior year’s first quarter. The increase is the result of $25.1 million in net sales of paintball products and snowshoes (companies acquired after the 2003 first quarter), and from higher sales of skateboard shoes and ski and snowboard products. The increase in sales of skateboard shoes reflects the strong sell through of the Adio® shoe brand and an expanded retail distribution network. In a seasonally slow quarter, the increase in snowboard sales resulted mainly from the popularity of the Ride® brand, while ski sales benefited from the popularity of K2® skis in the domestic and European markets.

Net sales of the team sports segment were $94.1 million for the 2004 first quarter as compared to $4.3 million in the prior year’s first quarter. The increase from 2003 is the result of the acquisition of Rawlings at the end of the 2003 first quarter, Worth at the end of the 2003 third quarter and K2 Licensing & Promotions in January 2004.

Gross profit. Gross profits for the first quarter of 2004 increased 83.9% to $86.6 million, or 31.2% of net sales, as compared with $47.1 million, or 30.0% of net sales, in the year ago quarter. The improvement in gross profit dollars for the quarter was attributable to the increase in first quarter sales volume and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was due to a more favorable product mix as compared to 2003 resulting from K2’s recent acquisitions, fewer close-out sales in the current year’s quarter as compared to the prior year, as well as continued reduced products costs associated with the China manufacturing facility.

Costs and Expenses. Selling expenses for the 2004 first quarter were $42.0 million, or 15.1% of net sales, as compared with $23.2 million, or 14.8% of net sales, in the prior year’s first quarter. General and administrative expenses for the 2004 first quarter were $25.1 million, or 9.0% of net sales, as compared with $15.2 million, or 9.7% of net sales, in the prior year’s first quarter. The increase in selling expenses in dollars and as a percentage of net sales was attributable to the increase in sales volume for the 2004 first quarter as compared to the prior year, higher translated expenses of $1.6 million as the result of stronger foreign currencies relative to the U.S. dollar as compared to 2003, and the timing of certain fixed selling expenses associated with recent acquisitions that have higher sales volume in the third and fourth quarters as compared to the first quarter. The increase in general and administrative expenses in dollars for the 2004 first quarter was primarily attributable higher sales volume during the 2004 period, recent acquisitions made by K2 which resulted in additional general and administrative expenses, and higher translated expenses of $0.6 million for the 2004 first quarter as the result of stronger foreign currencies relative to the U.S. dollar as compared to 2003. As a percentage of net sales, general and administrative expenses declined due to the enhanced leveraging of expenses over higher sales volume.

Operating Income. Operating income for the first quarter improved to $19.5 million, or 7.0% of net sales, as compared to operating income of $8.8 million, or 5.6% of net sales, a year ago. The improvement in operating income was due to the increase in sales volume and gross profit percentage in the 2004 first quarter as compared to the prior year as well as lower overall selling, general and administrative expenses as a percentage of net sales due to the enhanced leveraging of expenses over higher sales volume.

Interest Expense. Interest expense was $3.3 million in the 2004 first quarter as compared to $1.8 million in the year-earlier period. The increase in interest expense for 2004 was primarily attributable to higher average borrowing levels during the year resulting from K2’s acquisitions during 2003.

Debt Extinguishment Costs. In conjunction with K2’s debt refinancing activities in March 2003, K2 expensed approximately $2.0 million ($1.3 million, or $.07 per diluted share, after tax) in the 2003 first quarter of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.1 million, or $.17 per diluted share, after tax) was paid in cash and expensed for a make-whole premium related to the prepayment of senior notes.

Liquidity and Capital Resources

Cash Flow Activity

K2’s operating activities provided $6.5 million of cash in the current year’s first quarter as compared to $4.0 million in the 2003 first quarter. The improvement in cash from operations was primarily attributable to higher net income for the 2004 first quarter as compared to the 2003 quarter and a reduction in inventories of $23.4 million during the 2004 first quarter as compared to the prior year’s increase of $0.9 million. These improvements were partially offset by an increase in accounts receivable during the 2004 first quarter of $16.8 million as compared to the 2003 first quarter decrease of $6.0 million, and a decrease in accounts payable of $21.5 million during the 2004 first quarter as compared to the prior year first quarter increase of $2.8 million. The improvement in net income for 2004 was attributable to K2’s higher sales volume, higher gross margins and reduced selling, general and administrative expenses as a percentage of net sales during the 2004 period. In addition, during 2003, K2 incurred $6.7 million of debt extinguishment costs related to its debt refinancing activities in the 2003 first quarter.

Net cash used for investing activities was $4.9 million in the current year’s quarter, as compared to $1.2 million in the prior year. The increase in cash used in investing activities was due to an increase in capital expenditures of $4.6 million partially offset by cash acquired from K2’s acquisition activities during 2004. There were no material commitments for capital expenditures at March 31, 2004.

Net cash used in financing activities was $3.1 million in the 2004 first quarter compared with $2.7 million of cash provided in the corresponding year-ago quarter. The cash used in financing activities in the 2004 first quarter as compared to cash provided in the prior year’s quarter was due to the net payments of debt in the 2004 first quarter as compared to net borrowings in 2003, and a larger decrease in short-term bank loans in 2004.

Capital Structure and Resources

K2’s principal long-term borrowing facility is a three-year $205 million revolving credit facility (the “Facility”) expiring on March 31, 2006, secured by all of K2’s assets in the United States, Canada and England. Total availability under the Facility is determined by a borrowing formula based on eligible trade receivables and inventory. The Facility is expandable to $230 million and has a $75 million limit for the issuance of letters of credit. At March 31, 2004, there were $92.0 million of borrowings outstanding under the Facility, $15.5 million of outstanding letter of credit issuances (consisting of $14.0 million of standby letters of credit and $1.5 million of trade letters of credit which expire over the next 12 months) and $96.2 million of available borrowing capacity. At March 31, 2004, K2 also had outstanding a $13.3 million term loan, payable in equal monthly principal payments through March 31, 2006, $25.0 million of 7.25% convertible subordinated debentures due March 2010 and $75.0 million of 5.00% convertible senior debentures due June 2010. At March 31, 2004, K2 had $5.6 million outstanding under various foreign lending arrangements.

The Facility is subject to a “Material Adverse Effect” clause and the cash received from receivable collections is subject to the control of the lenders via a lock-box arrangement, if average excess availability, as defined, under the Facility falls below $50 million. K2 does not currently expect average excess availability, as defined in the Facility, to be less than $50 million in the next twelve months. In accordance with the provisions of EITF 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” and FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements”, K2 has classified approximately $55.9 million of seasonal borrowings outstanding under the Facility at March 31, 2004 as current portion of long-term debt and the remaining balance of approximately $36.1 million as long-term debt.

The Facility limits K2’s ability to pay cash dividends and make stock repurchases to $1,000,000 per each fiscal year, of which the full amount was available as of March 31, 2004.

K2 believes that the credit available under the Facility, together with cash flow from operations will be sufficient for K2’s business needs through March 31, 2005. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Facility

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at March 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

		Due in
Contractual		Less than			After
Obligations	Total	1 year	1-3 years	4-5 years	5 years
	(Thousands)
Long-term debt	$203,655	$62,629	$42,842	$—	$98,184
Operating leases	32,831	8,051	11,878	8,951	3,951
Contingent acquisition consideration	7,500	7,500	—	—	—

Total contractual cash obligations	$243,986	$78,180	$54,720	$8,951	$102,135

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” K2 assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. K2 determined there were no indicators of impairment of long-lived assets as of March 31, 2004.

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

Pensions

K2 sponsors several trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on the Moody’s AA Effective Annual Yield rate as of December 31, 2003. The salary growth assumptions reflect long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. As of December 31, 2002, K2’s assumptions related to the discount rate, projected compensation increases and expected return on assets was 6.75%, 4.00% and 8.50%, respectively. Due to the lower expectations of asset returns and the declining interest rate environment in 2003, K2 lowered its discount rate and expected return on assets assumptions to 6.25% and 8.25%, respectively, at December 31, 2003. A continued variance in the discount rate, expected return on plan assets and rate of compensation increase could have a significant impact on the pension costs recorded.

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

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the pension plans exceeded the fair value of the plan assets by $15.6 million at December 31, 2003. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholder’s equity, of $6.8 million ($4.4 million, net of taxes) at December 31, 2003. Based on this amount recorded, K2 had $15.2 of net pension liabilities as of December 31, 2003, consisting of $15.6 in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.4 million. As of March 31, 2004 and December 31, 2003, K2 treated $4.0 million of the pension liability as current and $11.2 million as long-term as K2 estimates a $4.0 million contribution during the twelve months ended December 31, 2004.

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

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of K2 Inc. and its consolidated subsidiaries (“K2”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry rankings relating to products; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, weather conditions, consumer spending, continued success of manufacturing in the People’s Republic of China, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items described from time to time in K2’s Securities and Exchange reports including K2’s Annual Report for the year ended December 31, 2003. K2 cautions that the foregoing list of important factors is not exclusive, any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and K2 assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3	Quantitative and Qualitative Disclosures of Market Risk

Fluctuations in foreign currency exchange rates can affect K2’s earnings and cash flows. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over quarterly time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At March 31, 2004, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $44.5 million.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected second quarter 2004 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

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

As of March 31, 2004, K2 had $100.0 million in principal amount of fixed rate debt represented by the convertible subordinated debentures and $111.0 million of variable rate debt represented by borrowings under the revolving credit facility, term loan and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of March 31, 2004, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.1 million on an annual basis. At March 31, 2004, up to $96.2 million of variable rate borrowings were available under K2’s $205 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. At March 31, 2004, K2 had no such derivative financial instruments outstanding.

ITEM 4	Controls and Procedures

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that K2’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

In addition, the Chief Executive Officer and the Chief Financial Officer have concluded that there have been no changes to K2’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter, that materially affected, or are reasonably likely to materially affect, K2’s internal control over financial reporting.

Rawlings®, Worth®, Shakespeare®, Pflueger®, Brass Eagle®, Stearns®, K2®, Ride®, Olin®, Morrow®, Tubbs®, Atlas®, K2 Licensing & Promotions®, Dana Designs®, Planet Earth®, Adio®, Hawk® skateboard shoes and JT®, are trademarks or registered trademarks of K2 Inc. or its subsidiaries in the United States or other countries.

PART II—OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

(b)	Reports on Form 8-K filed in the first quarter ended March 31, 2004.

Report on Form 8-K/A, dated January 5, 2004, filed by the Company, containing an announcement of the extension of the exchange offer for the shares of common stock of Fotoball USA, Inc., and an amendment to a press release dated December 10, 2003.

Report on Form 8-K dated January 5, 2004, filed by the Company, containing the Company’s press release dated January 5, 2004 announcing the extension of the exchange offer to purchase all of the outstanding shares of Fotoball USA common stock.

Report on Form 8-K dated January 12, 2004, filed by the Company, containing the Company’s press release dated January 12, 2004 announcing the acceptance of Fotoball USA, Inc. common stock and a subsequent offering period to the exchange offer.

Report on Form 8-K dated January 20, 2004, filed by the Company, containing the Company’s press release dated January 20, 2004 announcing the results of its exchange offer for Fotoball USA, Inc. common stock, the exercise of its option to purchase shares of Fotoball common stock and the expected completion of the merger.

Report on Form 8-K dated January 23, 2004, filed by the Company, containing the Company’s press release dated January 23, 2004 announcing the completion of the merger with Fotoball USA, Inc. and the change of the name of Fotoball USA to K2 Licensing & Promotions, Inc.

Report on Form 8-K dated February 17, 2004, furnished by the Company, under Item 12, Disclosure of Results of Operations and Financial Condition, containing the Company’s press release dated February 17, 2004 announcing the Company’s 2003 fourth quarter results.

Report on Form 8-K dated February 17, 2004, furnished by the Company, under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, containing certain statements made by the Company in connection with the Company’s 2003 fourth quarter conference call and furnishing of its earnings release dated February 17, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)

Date: May 7, 2004	/s/ JOHN J. RANGEL

John J. Rangel Senior Vice President and Chief Financial Officer