Form 10-K/A
period 2003-12-31
K2 INC
filed 2004-06-16
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

Commission File No. 1-4290

K2 INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2077125
(State of Incorporation)	(I.R.S. Employer Identification No.)

2051 Palomar Airport Road Carlsbad, California	92009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (760) 494-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1 Series A Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by an “X” whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $330,152,090 as of June 30, 2003.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 25, 2004.

Common Stock, par value $1	34,874,652 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 13, 2004 are incorporated by reference in Part III.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on June 15, 2004, is being filed to reflect the impact of the Company’s new operating segments effective during 2004 on Items 1, 2, 7 and 8. The new operating segments were effective as of and for the quarter ended March 31, 2004.

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS:

General

K2 Inc. (“K2” or the “Company”) is a premier sporting goods company with a diverse portfolio of leading sporting goods brands and other recreational products. K2’s highly diversified revenues are generated by products used in individual and team sports activities, including baseball, softball, fishing, water and outdoor sports activities, including alpine skiing, snowboarding, snowshoeing, in-line skating, mountain biking and paintball. K2’s sporting goods include a number of name brand lines such as Rawlings and Worth baseball and softball products, Shakespeare and Pflueger fishing rods and reels, Brass Eagle, JT and Viewloader paintball products, Stearns personal flotation devices, Stearns and Mad Dog rainwear and outdoor products, K2 and Olin alpine skis, K2, Ride, Liquid, 5150 and Morrow snowboards, boots and bindings, TUBBS and Atlas snowshoes, K2 in-line skates and K2 bikes. K2’s other recreational products include Planet Earth and Holden apparel, Adio and Hawk skateboard shoes and Hilton corporate casual apparel. K2’s marine and outdoor products consist primarily of Shakespeare monofilament line used in weed trimmers, fish line, paper mills and industrial applications, and Shakespeare fiberglass marine antennas and marine accessories. Founded in 1946, K2 has grown to approximately $700 million in 2003 annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic information, see Note 16 to Notes to Consolidated Financial Statements.

K2 has expanded its presence in several sporting goods markets in the U.S., Europe and Japan, including skateboard shoes, fishing tackle reels and kits and combos, outdoor marine accessories, hunting accessories, snowboard apparel and ski accessories. Management believes these newer products have benefited from the brand strength, reputation, distribution, and the market share positions of other K2 products, several of which are now among the top brands in their respective markets. Our product portfolio contains some of the most widely recognized brands in their respective market segments. We believe we have leading market positions with many of our branded products based on revenue or unit sales.

Product	Brand	Market	Ranking
Alpine Skis	K2 and Völkl	U.S.	#1
Alpine ski bindings	Marker	U.S.	#1
Snowboards	K2, Ride, Liquid, Morrow and 5150	U.S. Worldwide	#1 #2
Snowboard bindings	K2, Ride, Liquid, Morrow and 5150	U.S.	#1
Snowshoes	TUBBS and Atlas	U.S.	#1 and #2
Performance in-line skates	K2	Worldwide	#1
Paintball Products	Brass Eagle, JT, Viewloader and Worr Games	Worldwide	#1
Baseballs and Gloves	Rawlings	U.S.	#1
Softballs	Worth	U.S.	#1
Fishing Kits and Combos	Shakespeare	U.S.	#1
Fishing Rods	Shakespeare and Ugly Stik	U.S.	#1
PFDs	Stearns	U.S.	#1

In order to implement its strategy for growth, K2 has embarked upon an aggressive program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products. K2 intends to implement its internal growth strategy by continuing to improve operating efficiencies, extending its product offerings through new product launches and maximizing its extensive distribution channels. In addition, K2 will seek strategic acquisitions of other sporting goods companies with well-established brands and with complementary distribution channels. K2 believes that the growing influence of large format sporting goods retailers and retailer buying groups as well as the consolidation of certain sporting goods retailers worldwide is leading to a consolidation of sporting goods suppliers. K2 also believes that the most successful sporting goods suppliers will be those with greater financial and other resources, including those with the ability to produce or source high-quality, low cost products and deliver these products on a timely basis, to invest in product development projects and to access distribution channels with a broad array of products and brands. In addition, as the influence of large sporting goods retailers grows, management believes these retailers will prefer to rely on fewer and larger sporting goods suppliers to help them manage the supply of products and the allocation of shelf space.

K2’s common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: KTO).

2003 Acquisitions

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”) in a stock-for-stock exchange offer/merger transaction. Rawlings is the leading manufacturer and marketer of baseball equipment. Rawlings was founded in 1887 and has since become a tradition in team sports equipment and uniforms. Under the brand name, we provide competitive team sports equipment; apparel and accessories for baseball, basketball, football, soccer and volleyball; and licensed Major League Baseball, Minor League Baseball, NCAA baseball and National Federation of State High School Association retail products. We believe that Rawlings is the number one U.S. manufacturer of baseballs and baseball gloves based on 2003 sales, and Rawlings gloves are used by more Major League Baseball players than all other brands combined. Since 1977, we have been the exclusive supplier of baseballs to Major League Baseball, and, in 2003, we became the exclusive supplier of baseballs to Minor League Baseball and the official helmet supplier to Major League Baseball. Under the Rawlings brand, we sell 30 different models of basketballs in both the youth and adult markets. Rawlings recently introduced its patented Ten™ basketball, which uses ten panels to improve handling, grip, control and shooting. Rawlings is the official supplier of basketballs to the National Association of Intercollegiate Athletics and the National Junior College Athletic Association Championships. Our marketing efforts are supported by endorsements from several major professional athletes, including Álex Rodríguez, Randy Johnson, Tracy McGrady and Michael Vick. Rawlings is included in K2’s team sports segment.

On September 16, 2003, K2 completed the acquisition of all of the outstanding capital stock of Worth, Inc. (“Worth”) in exchange for cash and K2 common stock. With our Worth brand, we are a leading supplier of softball products with leading market positions in aluminum bats and softballs. Worth products are widely used across NCAA Division I fast pitch programs. The Worth softball is the official softball of all Canadian major associations and Worth softball bats are the official softball bats of the U.S. Specialty Sports Association. Since 1912, Worth has been a leader in softball technology and we believe it was the first company to introduce an aluminum bat, the first to introduce a graphite bat and one of the first to introduce a titanium bat. Worth is included in K2’s team sports segment.

On December 16, 2003, K2 completed the acquisition of Brass Eagle, Inc. (“Brass Eagle”) in a stock-for-stock exchange offer/merger transaction. Brass Eagle is a worldwide leader in the design, manufacture, marketing, and distribution of paintball products, including paintball markers, paintballs, and accessories. Brass Eagle is included in K2’s action sports segment.

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc., in a stock-for-stock exchange offer/merger transaction. Fotoball USA, Inc., a franchiser in the marketing and manufacturing of souvenir and promotional products, principally for team sports, has been re-named K2 Licensing & Promotions, Inc. K2 Licensing & Promotions, Inc. will be included in K2’s team sports segment.

For additional discussion, see Note 17 of Notes to Consolidated Financial Statements.

During 2003, K2 also completed four smaller acquisitions; two are reported in the action sports segment, one within the team sports segment and one within the marine and outdoor segment.

For additional information on these acquisitions see note 7 to Notes to Consolidated Financial Statements.

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

K2 classifies its business into three segments based on similar product types, consisting of action sports products, team sport products and marine and outdoor products.

Action Sports Products

Net sales for action sports products were $277.6 million in 2003, $234.2 million in 2002 and $254.2 million in 2001. The following table lists K2’s principal action sports products and brand names under which they are sold.

Product	Brand Name
Alpine skis	K2 and Olin
Snowboards and accessories	K2, Ride, 5150, Liquid and Morrow
Snowshoes and accessories	TUBBS, Atlas and Little Bear
In-line skates	K2
Mountain and BMX bikes	K2
Paintball markers, paintballs and accessories	Brass Eagle, Viewloader and JT
Skateboard apparel	Planet Earth and Adio
Snowboard apparel	Planet Earth and Holden
Skateboard shoes	Adio and Hawk

Alpine Skis.    K2 sells its alpine skis under the names K2 and Olin in the three major ski markets of the world — the U.S., Europe and Japan. While participation rates for alpine skiing have been relatively flat during the past several years, K2 believes that industry retail sales have declined in the worldwide market during the same period. In particular, K2 believes poor weather conditions in certain markets, the high cost of skiing, the opportunity to participate in alternative activities such as snowboarding, and the increased use of rental or demo skis further contributed to a decline in retail sales. K2 skis, however, have benefited in recent years from their increasing popularity among retail purchasers, resulting from recent innovations including performance enhancing MOD technology, gender specific skis, attractive graphics and creative marketing.

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

From a pricing perspective, K2 positions the brands in the mid-level and premium price points, reflecting the quality of materials used in construction and the continual incorporation of technological innovations. To assist in its marketing efforts, K2 sponsors well known professional and amateur skiers.

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

K2’s snowboard brands are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. Like K2 skis, K2, Ride and Morrow snowboard products are marketed using youthful and energetic advertising, and K2 sponsors well known professional and amateur snowboarders.

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

Mountain and BMX Bikes.    K2 distributes high quality full-suspension mountain bikes, front suspension mountain bikes, road bikes and BMX bikes and accessories under the K2 name in the U.S. and internationally. K2’s mountain bikes provide performance and comfort with shock absorbing elements for front and rear wheels or front wheels only, which improves climbing ability and decreases rider fatigue and off-road vibration.

The bikes are manufactured and assembled by third party vendors. The bikes are marketed by an in-house marketing staff and are sold by independent sales representatives to independent bicycle dealers and other K2 retailers in the U.S. and through distributors internationally.

Paintball Products.    Brass Eagle designs and distributes throughout the U.S. a full line of paintball markers with a variety of performance characteristics. There are three primary classifications of paintball markers: pump action, semi-automatic and ultra high performance paintball markers. Brass Eagle currently offers all three types of paintball markers under its Brass Eagle, JT and Viewloader brand names to the mass merchant, sporting goods and specialty markets, as appropriate. To assist in its marketing efforts, Brass Eagle and JT sponsor key professional paintball teams. Paintball markers are generally sourced by Brass Eagle in Asia from third party suppliers. Brass Eagle, JT and Viewloader products are sold directly by Brass Eagle and through independent sales representatives to mass merchandisers, sporting goods retailers and to specialty shops and paintball venues in the U.S., as well as through independent distributors in Europe.

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

Team Sports Products

Net sales for team sports products were $116.9 million in 2003, $19.3 million in 2002 and $22.0 million in 2001. The following table lists K2’s principal team sports products and brand names under which they are sold.

Product	Brand Name
Baseballs, softballs, bats, gloves, softballs, basketballs, footballs, soccer balls, volleyballs, team sports apparel and accessories	Rawlings and Worth
Corporate casuals	Hilton

Baseball and Softball.    We believe that Rawlings is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batter’s helmets, catcher’s and umpire’s protective equipment, aluminum and wood baseball bats, batter’s gloves and miscellaneous accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide, and is also the official baseball supplier to Major League Baseball, Minor League Baseball and NCAA, as well as the official helmet supplier to Major League Baseball. In addition, Rawlings’ products are endorsed by more coaches, sports organizations and numerous athletes, including more than 350 Major League Baseball players. Rawlings products are manufactured principally in Asia and Costa Rica.

Worth is a leading supplier of softball products with market leading positions in collegiate and amateur slow pitch and fast pitch softball. Worth products are widely used in NCAA Division I fast pitch softball programs and is the official softball of all Canadian major associations and the official softball and softball bat of the U.S. Specialty Sports Association. Worth products include aluminum softball bats, softballs, softball gloves and miscellaneous accessories. Worth products are manufactured principally in the U.S.

Rawlings and Worth products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the U.S. as well as through independent distributors in Europe and Japan.

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

Team Sports Apparel.    Rawlings has been selling team uniforms for approximately 100 years. Rawlings believes it has growth opportunities in its current team apparel business, as well as in the larger active wear apparel market.

Corporate Casuals.    K2 manufactures and distributes shirts, jackets and other apparel under the Hilton brand name. The products are sold in the U.S. to corporate buyers or advertising specialty distributors, embroiderers and screen printers who in turn sell imprinted items, including garments, principally to corporate buyers. Hilton apparel, which is sourced from offshore vendors, is sold through catalogs, by a direct sales force and by independent sales representatives.

Marine and Outdoor Products

Net sales for marine and outdoor products were $324.0 million in 2003, $328.7 million in 2002 and $313.3 million in 2001. The following table lists K2’s principal marine and outdoor products and the brand names under which they are sold.

Product	Brand Name
Fishing rods, reels and fishing kits and combos	Shakespeare, Ugly Stik and Pflueger
Active water and outdoor sports products	Stearns and Mad Dog
Monofilament line	Shakespeare
Marine radio antennas	Shakespeare

Fishing Rods, Reels and Fishing Kits and Combos.    K2 sells fishing rods, reels and fishing kits and combos throughout the world. K2’s management believes Shakespeare’s Ugly Stik models have been the best selling fishing rods in the U.S. over the past 20 years. The success of these fishing rods has allowed K2 to establish a strong position with retailers and mass merchandisers, thereby increasing sales of new rods, reels and kits and combos and allowing K2 to introduce new products such as expansion of its Pflueger product line and licensed children’s kits and combos. Shakespeare rods and reels are manufactured principally in China. Shakespeare products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the U.S., Europe and Australia as well as through independent and company-owned distributors in Europe and Australia.

Active Water and Outdoor Sports Products.    K2 sells Stearns flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products, wet suits, waders, outdoor products, rainwear and inflatable and towable water products and Mad Dog hunting accessories in the U.S. and in certain foreign countries. In the U.S., occupants of boats are required by law either to wear or have available personal flotation devices meeting U.S. Coast Guard standards. Stearns personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories. Stearns manufactures most of its personal flotation devices in the U.S., manufactures certain components in China and sources its other products from Asia. Stearns products are sold principally through an in-house sales department and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

Monofilament Line.    Nylon and polyester monofilament line is manufactured in the U.S. and the U.K. and sold by K2 in a variety of diameters, tensile strengths and softness. Monofilament is used in various applications including the manufacture of woven mats for use by paper producers in the U.S., Europe and South America, as fishline and for use as line in weed trimmers in the U.S. and is sold directly to paperweavers, directly to retailers of fishline and distributors of cutting line and to others through independent sales representatives. Monofilament sold in Europe for woven mats is manufactured primarily in K2’s U.K. facility. Shakespeare monofilament also manufactures various products for industrial applications.

Marine Radio Antennas.    K2 manufactures fiberglass radio antennas in the U.S. and in China for marine, citizen band and military application under the Shakespeare name. The products are sold primarily in the U.S. K2 also distributes marine accessories under the Shakespeare name which are manufactured in Asia to K2’s specifications. An in-house sales department and independent sales representatives sell the antennas, radios and other marine accessories to specialty marine dealers.

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

K2 believes certain of its marine and outdoor products compete based on product quality, service and delivery. However, certain of K2’s marine and outdoor products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products. Certain of our competitors in the marine and outdoor have greater financial and other resources than K2.

Manufacturing, Foreign Sourcing and Raw Materials

K2 believes that for the products within its core categories, it is of strategic importance to develop the capability to source and manufacture high-quality, low cost products. As a result, K2 currently manufactures products in the People’s Republic of China, including most of its fishing rods and reels, snowboards, skis, shells for flotation devices, batting helmets and certain marine antennas. Additionally, K2 currently purchases in-line skates, baseball gloves, paintball markers and other products from a few vendors in China. Certain other products are sourced from various vendors in Asia, Latin America and Europe. The remaining products are manufactured by K2 in the U.S., Costa Rica and the United Kingdom.

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its businesses, although the cost of certain raw materials has fluctuated. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. Timely supply of sporting goods products from K2’s factories and suppliers in The People’s Republic of China is dependent on uninterrupted trade with China. Should there be an interruption in trade with China, it could have a significant adverse impact on K2’s business, results of operations or financial position. Additionally, the gross margins on K2’s products manufactured or sourced in the U.S. or in Asia and distributed in Europe will depend on the relative exchange rates between the U.S. dollar, the Chinese yuan and the Euro.

K2 has not experienced any substantial difficulty in obtaining raw materials, although the cost of certain raw materials has fluctuated throughout the year.

Seasonality and Cyclicality; Backlog

Sales of K2’s sporting goods are generally highly seasonal and in many instances are dependent on weather conditions, although K2 has reduced this seasonality overall by acquiring a number of companies in 2003. This seasonality causes K2’s financial results to vary from quarter to quarter, and K2’s sales and earnings are usually lower in the fourth quarter. In addition, the nature of K2’s baseball, softball, paintball, ski, snowboard, bike, in-line skate, fishing and water sports products businesses requires that, in anticipation of the selling season for these products, it make relatively large investments in inventory. The primary selling season, in the case of baseball and softball runs from January through April, paintball runs from September through November, skis and snowboards runs from August through December, bikes runs from October through April, in-line skates runs primarily from October through May and fishing tackle and water sports products runs primarily from January through June. Relatively large investments in receivables consequently exist during and after such seasons. The rapid delivery requirements of K2’s customers for its sporting goods products and other recreational products also result in investment in significant amounts of inventory. K2 believes another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products’ retail seasons and ordering based on rates of sale.

Sales of sporting goods and other recreational products depend largely on general economic conditions including the amount of discretionary income available for leisure activities, consumer confidence and favorable weather conditions. Sales of K2’s monofilament products are dependent to varying degrees upon economic conditions in the container and paper industries, and are subject to threat from vertical integration and consolidation among its customers.

Because of the nature of many of K2’s businesses, backlog is generally not significant.

Customers

K2 believes that its customer relationships are excellent. Wal-Mart accounted for over 15% and 5% of K2’s consolidated annual net sales and operating income, respectively, in 2003.

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

Environmental Factors

K2 is one of several named potentially responsible parties (“PRP”) in two Environmental Protection Agency matters involving discharge of hazardous materials at certain offsite waste disposal sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRP’s and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2003 and December 31, 2002, K2 had recorded an estimated liability of approximately $980,000 and $1,308,000, respectively, for environmental liabilities, most of which was established for the South Carolina matter mentioned above. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

Employees

K2 had approximately 3,500 and 2,000 employees at December 31, 2003 and 2002, respectively. K2 believes its relations with employees generally have been good.

Patents and Intellectual Property Rights

While product innovation is a highly important factor and many of K2’s innovations have been patented, K2 does not believe the loss of any one patent would have a material effect on its financial position, cash flows or results of operations. Certain of its brand names, such as Rawlings, Worth, Shakespeare, Ugly Stik, Pflueger, Adio, Stearns, Mad Dog, K2, Olin, Ride, Morrow, Liquid, 5150, TUBBS, Atlas, Brass Eagle, Viewloader, JT and Adio are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Registered and other trademarks and trade names of K2’s products are italicized in this Form 10-K.

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

		Owned Facilities		Leased Facilities
Location	Type of Facility	No. of Locations	Square Footage	No. of Locations	Square Footage
Action Sports
Arkansas	Distribution	1	14,000	—	—
California	Distribution and production	—	—	4	99,000
Colorado	Distribution and production	—	—	1	40,000
Illinois	Distribution	1	6,000	—	—
Missouri	Distribution and production	—	—	2	281,000
Mississippi	Production	—	—	1	13,000
Vermont	Distribution and production	—	—	1	20,000
Washington	Distribution and production	1	165,000	1	146,000
Foreign	Distribution and production	—	—	19	335,000

		3	185,000	29	934,000

Team Sports
Alabama	Production	2	160,000	—	—
Illinois	Distribution	—	—	1	85,000
Missouri	Distribution and production	—	—	2	462,000
New York	Production	1	81,000	—	—
Pennsylvania	Distribution	—	—	1	6,000
Tennessee	Distribution and production	4	264,000	—	—
Foreign	Distribution and production	1	54,000	1	18,000

		8	559,000	5	571,000

Marine Outdoor
Minnesota	Distribution and production	1	278,000	2	88,000
South Carolina	Distribution and production	2	400,000	3	121,000
Foreign	Distribution and production	2	48,000	8	1,162,000

		5	726,000	13	1,371,000

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

K2 is one of several named potentially responsible parties (“PRP”) in two Environmental Protection Agency matters involving discharge of hazardous materials at certain offsite waste disposal sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRP’s and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2003 and December 31, 2002, K2 had recorded an estimated liability of approximately $980,000 and $1,308,000, respectively, for environmental liabilities, most of which was established for the South Carolina matter mentioned above. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

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

Mr. Heckmann has been Chief Executive Officer of K2 since October 2002 and Chairman of the Board of K2 since April 2000. Mr. Heckmann has been a director of MPS Group, Inc. since April 2003, and served as a director of Philadelphia Suburban Corporation from August 2000 through February 2002, United Rentals, Inc. from October 1997 through May 2002, Waste Management Inc. from January 1994 through January 1999 and Station Casinos, Inc. from April 1999 through March 2001. Mr. Heckmann retired as Chairman of Vivendi Water, an international water products group of Vivendi S.A., a worldwide utility and communications company with headquarters in France, in June 2001. Mr. Heckmann was Chairman, President and Chief Executive Officer of United States Filter Corporation, a worldwide provider of water and wastewater treatment systems and services, from 1990 to 1999. Vivendi acquired US Filter on April 29, 1999. He has served as the associate administrator for finance and investment of the Small Business Administration in Washington, DC and was the founder and Chairman of the board of Tower Scientific Corporation. Mr. Heckmann is also Chairman of the Listed Company Advisory Committee of the New York Stock Exchange.

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

Mr. Cook has been Vice President of Asia Operations of K2 Inc. since January 2004. Prior to that he was President of Stearns Inc., a wholly-owned subsidiary of K2 Inc., since 1982. In addition, Mr. Cook was President of Shakespeare Fishing Tackle, a division of Shakespeare, from 1989 to 1995 and President of Shakespeare Ltd. (Hong Kong), a wholly-owned subsidiary of K2 Inc., from 1991 to 1997.

Mr. Ebnet has been President of Stearns Inc. since January 2004. Prior to that Mr. Ebnet served for 24 years at Stearns in several capacities including Vice President of Sales, Marketing and Product Development.

Mr. Hogsett has been President of Shakespeare Fishing Tackle, a division of Shakespeare (which is a wholly-owned subsidiary of K2 Inc.), since October 2002. Prior to that time, he served as General Manager of Shakespeare from 1998 to October 2002.

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

Mr. Parish is President of Rawlings Sporting Goods Company, Inc., a wholly-owned subsidiary of K2 Inc. Prior to joining Rawlings in September 2003, Robert Parish served as president and chief executive officer of Worth, Inc. since 1995. Worth Inc., a leading manufacturer and supplier of baseball and softball equipment to the sporting goods industry, was acquired by K2 Inc. in September 2003.

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

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

Computershare Trust Co., Inc.

350 Indiana Street

Suite 800

Golden, Colorado 80401

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2003	2002	2001 (a)	2000	1999 (b)
	(Thousands, except per share figures)
Statement of Operations Data:
Net sales	$718,539	$582,159	$589,519	$665,562	$640,461
Cost of products sold (c)	498,620	411,620	429,338	462,242	462,033

Gross profit	219,919	170,539	160,181	203,320	178,428
Selling expenses	116,509	86,394	103,688	108,274	101,130
General and administrative expenses (c)	61,759	48,393	43,028	42,952	40,341
Research and development expenses	9,599	8,469	12,184	13,271	12,113

Operating income	32,052	27,283	1,281	38,823	24,844

Interest expense	9,950	8,966	13,631	14,814	12,741
Debt extinguishment costs (d)	6,745	—	—	—	—
Other income, net (e)	(2,218)	(253)	(375)	(191)	(413)

Income (loss) from continuing operations before provision (credit) for income taxes	17,575	18,570	(11,975)	24,200	12,516

Provision (credit) for income taxes	6,151	6,500	(4,271)	7,502	4,005

Income (loss) from continuing operations	11,424	12,070	(7,704)	16,698	8,511

Discontinued operations, net of taxes	—	—	—	(119)	1,332

Net Income (loss)	$11,424	$12,070	$(7,704)	$16,579	$9,843

Basic earnings (loss) per share of Common Stock:
Continuing operations	$0.46	$0.67	$(0.43)	$0.93	$0.50
Discontinued operations	—	—	—	(0.01)	0.08

Net income (loss)	$0.46	$0.67	$(0.43)	$0.92	$0.58

Diluted earnings (loss) per share of Common Stock:
Continuing operations	$0.44	$0.67	$(0.43)	$0.93	$0.50
Discontinued operations	—	—	—	(0.01)	0.08

Net income (loss)	$0.44	$0.67	$(0.43)	$0.92	$0.58

Dividends:
Cash - per share of Common Stock	$—	$—	$—	$—	$0.11
Basic shares outstanding of Common Stock	24,958	17,941	17,940	17,949	16,880
Diluted shares outstanding of Common Stock (f)	28,750	17,994	17,940	18,040	16,883

Balance Sheet Data: (g)
Total current assets	$536,322	$323,924	$307,175	$305,132	$345,809
Total assets	871,871	438,410	423,400	424,110	491,442
Total current liabilities	254,761	115,302	99,422	121,742	162,187
Long-term obligations	133,261	73,007	97,828	69,836	107,280
Total debt plus off-balance sheet financing facility (h)	216,138	96,120	160,557	173,292	219,083
Shareholders’ equity	434,040	231,296	214,657	227,248	218,520

(a)	Operating income and net loss include downsizing costs totaling $18,000 ($11,700 net of taxes) of which $15,650 was charged to cost of goods sold and $2,350 was charged to general and administrative expenses. See Note 2 to Notes to Consolidated Financial Statements.

(b)	Gross profit, operating income, income from continuing operations and net income include restructuring costs totaling $6,500 ($4,420 net of taxes) and downsizing costs totaling $4,000 ($2,720 net of taxes) . See Note 2 to Notes to Consolidated Financial Statements.
(c)	For 2001, cost of products sold includes a $15,650 charge and general and administrative expenses includes a $2,350 charge, both recorded in the third quarter. For 1999, cost of products sold includes a $10,500 charge recorded in the fourth quarter. See Note 2 to Notes to Consolidated Financial Statements.
(d)	For 2003, amount includes $4.7 million of a make-whole premium and $2.0 million for the write-off of capitalized debt costs. See Note 7 to Notes to Consolidated Financial Statements.
(e)	For 2003, other income includes a $2.2 million gain related to the sale of the composite utility and decorative light poles product lines. See Note 4 to Notes Consolidated Financial Statements.
(f)	For 2003, diluted shares of Common Stock outstanding include the dilutive impact of stock options and warrants and the assumed conversion of convertible subordinated debentures. See Note 14 to Notes to Consolidated Financial Statements.
(g)	For 2003, the increase in balance sheet data, including total current assets, total assets, total current liabilities, long-term obligations, total debt plus off-balance sheet financing facility and shareholders’ equity was primarily attributable to K2’s acquisition activities during 2003. See Note 7 to Notes to Consolidated Financial Statements.
(h)	Years 2001, 2000 and 1999 include debt related to an accounts receivable securitization facility that qualified for off-balance sheet treatment.

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

K2 is a premier, sporting goods company with a diverse portfolio of leading sporting goods brands and other recreational products. The Marine and Outdoor segment represented $324.0 million, or 45.1%, of K2’s 2003 consolidated net sales, the Action Sports segment represented $277.6 million, or 38.6% of 2003 net sales, and K2’s Team Sports segment had sales of $116.9 million, or 16.3% of 2003 net sales.

Overview

K2 believes that in 2003 there were two major trends in the sporting goods industry. First, the sporting goods market experienced little or no growth in wholesale sales during 2003. Second, there was a growing influence of large format sporting goods retailers and retailer buying groups as well as the consolidation of certain sporting goods retailers worldwide, all of which has resulted in a consolidation of sporting goods suppliers. Based on these market trends K2 believes that the most successful sporting goods suppliers will be those with greater financial and other resources, including those with the ability to produce or source high-quality, low cost products and deliver these products on a timely basis, to invest in product development projects and the ability to access distribution channels with a broad array of products and brands. In addition, as the influence of large sporting goods retailers grows, management believes that these retailers will prefer to rely on fewer and larger sporting goods suppliers to help them manage the supply of products and the allocation of shelf space.

As a result of these market trends, K2 has embarked upon a program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products industries. K2 intends to implement its internal growth strategy by continuing to improve operating efficiencies, extending its product offerings through new product launches and maximizing its extensive distribution channels. In addition, K2 will seek strategic acquisitions of other sporting goods companies with well-established brands and with complementary distribution channels.

During 2003, K2 made significant progress towards achieving its strategic objectives as follows:

•	K2 has completed seven strategic acquisitions during 2003, including:

•	Acquisition in a stock-for-stock exchange offer/merger transaction of Rawlings Sporting Goods Company, Inc., a leading marketer and manufacturer of baseball equipment, establishing K2’s presence in the team sports market;

•	Acquisition of all of the outstanding capital stock of Worth, Inc., a leading marketer and manufacturer of softball equipment, further establishing K2’s presence in team sports; and

•	Acquisition in a stock-for-stock exchange offer/merger transaction of Brass Eagle, Inc, a worldwide leader in the design, manufacture, marketing, and distribution of paintball products, including paintball markers, paintballs, and accessories, establishing K2’s presence in the paintball market.

•	The newly acquired brands along with K2’s existing brands has allowed K2 to aggregate its brand strength in complementary distribution channels in a consolidating industry characterized by large format sporting goods retailers and retail buying groups.

•	The newly acquired brands have helped K2 balance the seasonality of its business and strengthen its customer relationships.

•	K2 has entered several new sports markets such as baseball, softball, paintball, lacrosse and snowshoeing offering more platforms for future and organic growth opportunities.

•	K2 has continued to leverage its China manufacturing and Asian product sourcing capabilities. During 2003, K2 increased the capacity of its China operations and increased the size of its sourcing group to accommodate the product needs of its acquisitions and existing companies.

•	K2 focused on continued cost reduction initiatives by relocating the manufacturing of K2 branded products to K2’s China manufacturing facility.

•	K2 established the K2 Merchandising group to improve the marketing of K2 products and strengthen K2’s relationships with its retailers.

•	K2 completed a restructuring of its capital structure through the private placement of $25 million of convertible subordinated debentures in February 2003, the replacement of K2’s revolving credit facility with a new revolving credit facility of $205 million and a term loan of $20 million in March 2003, and the private placement of $75 million of convertible subordinated debentures in June 2003. These new sources of capital replaced higher interest borrowings and provided K2 more opportunity and flexibility to make progress towards its strategic objectives.

K2 has begun to see results from its efforts reflected in its financial performance. Net sales for 2003 improved 23.4% to $718.5 million from $582.2 million in 2002, primarily due to the acquisitions K2 completed during 2003, as well as organic growth from most of K2’s existing brands. Gross profit percentage improved from 29.3% in 2002 to 30.6% in 2003 due in part to K2’s continued cost reduction efforts. Operating income for 2003 increased to $32.1 million, or 4.5% of net sales, as compared to operating income of $27.3 million, or 4.7% of net sales, in 2002. The increase in operating income reflects higher sales volume and an improvement in gross profit percentage, partially offset by higher selling and general and administrative expenses. See Results of Operations section below for further discussion.

The increase in selling and general and administrative expenses in 2003 was attributable to K2’s acquisitions during 2003 without a corresponding full year benefit of net sales, higher pension expenses and the impact of stronger foreign currencies on translated expenses as compared to 2002.

Matters Affecting Comparability

Operating Segments.    As a result of recent acquisitions, beginning in the 2004 first quarter, K2 reclassified its business into the following three segments based on similar product types and distribution channels: Action Sports, Team Sports and Marine and Outdoor. The Action Sports segment includes skis, snowboards, snowshoes, in-line skates, paintball products and skateboard shoes and apparel. The Team Sports segment includes baseball and softball products and K2 Licensing & Promotion products. The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. All periods have been recast to reflect these changes in the segments.

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

Debt Extinguishment Costs.    K2’s operating results for 2003 include approximately $6.7 million of debt extinguishment costs in conjunction with K2’s debt refinancing activities in March 2003. K2 expensed approximately $2.0 million ($1.3 million, or $.05 per diluted share, after tax) of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.1 million, or $.11 per diluted share, after tax) was paid in cash and expensed for a make-whole premium related to the prepayment of K2’s $58.9 million of Senior Notes.

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

Consolidated Results of Operations

The following table sets forth certain financial amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001:

				2003 vs. 2002		2002 vs. 2001
				Increase / (Decrease)		Increase / (Decrease)
	2003	2002	2001	$	%	$	%
	(In thousands, except per share data)
Net sales	$718.5	$582.2	$589.5	$136.3	23.4%	$(7.30)	(1.2)%
Gross profit	219.9	170.5	160.2	49.4	29.0%	10.3	6.4%
Operating income (a)	32.1	27.3	1.3	4.8	17.6%	26.0	2000.0%
Net income (loss) (b)	11.4	12.1	(7.7)	(0.7)	(5.8)%	19.8	(257.1)%

Diluted earnings per share	$0.44	$0.67	$0.43	$(0.23)	(34.3)%	$0.24	55.8%

Expressed as a percentage of net sales:
Gross margin (c)	30.6%	29.3%	27.2%
Selling, general and administrative expense	24.8%	23.2%	24.9%
Operating margin (b)	4.5%	4.7%	0.2%

(a)	Operating income for 2001 includes a $18.0 million pre-tax charge for factory closures and downsizing activities as discussed in Note 2, Charges Against Earnings, in the Notes to Consolidated Financial Statements and in Matters Affecting Comparability above.
(b)	Net income for 2003 includes $6.7 million ($4.4 million net of taxes) for debt extinguishment costs as discussed in Note 7, Borrowings and Other Financial Instruments, in the Notes to Consolidated Financial Statements and in Matters Affecting Comparability above.
(c)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Statements of Operations.

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

During 2003, K2 also completed four smaller acquisitions, two of which are reported in the action sports segment, one of which is reported in the team sports segment and one of which is reported in the marine and outdoor segment, for a combined total purchase price value of approximately $16.0 million and the payoff of $10.5 million in permanent and seasonal debt. The results of the operations of these companies have been included in the consolidated financial statements of K2 beginning with the date of the acquisitions.

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

Net sales.    In the action sports segment, net sales for 2003 were $277.6 million as compared with $234.2 million in the prior year. The sales improvement was attributable to increased sales of snowboard products of $5.0 million, skis of $4.1 million, in-line skates of $6.3 million, skateboard shoes and apparel of $14.4 million, and the combined sales contribution of $14.7 million from K2’s acquisitions during 2003. The increase in snowboard sales resulted mainly from the popularity of the Ride brand, while ski sales benefited from the popularity of K2’s skis in the domestic and European markets. Increased in-line skate sales were the result of strong demand in the European and Asian markets. The increase in skateboard shoes and apparel reflected the strong sell through of the Adio shoe brand and an expanded retail distribution network.

In the team sports segment group, net sales for 2003 were $116.9 million as compared with $19.3 million in 2002. The increase in sales was attributable to K2’s acquisition activities during 2003 which contributed sales of $99.2 million during 2003. Sales of Hilton apparel declined by $1.6 million as the business was restructured during the year and integrated into the Rawlings operations.

In the marine and outdoor segment, net sales for 2003 totaled $324.0 million as compared with $328.7 million in 2002. The overall decline in sales was attributable to the sale of the assets of the composite utility and decorative light poles and related product lines in May 2003 partially offset by increased sales of Stearns outdoor products of $6.2 million and Shakespeare cutting line and monofilament products of $10.5 million. Increased sales of Stearns outdoor products reflected new product introductions, and higher demand for rain gear and children’s flotation products. These improvements were offset by a $2.7 million decline in sales of Shakespeare fishing tackle products due to lower sales in the European markets.

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

Costs and expenses.    Selling expenses for 2003 increased to $116.5 million, or 16.2% of net sales as compared with $86.4 million, or 14.8% of net sales, in 2002. The dollar and percentage increase in selling expenses was attributable to K2’s acquisitions during 2003, which resulted in increased volume-related selling expenses of $24.4 million without a corresponding full year benefit of net sales, and K2’s additional investment in advertising and marketing of its brands during 2003.

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

In the action sports segment, an operating profit of $5.6 million was reported in 2003 as compared with an operating loss of $7.8 million in 2002. The improvement in operating profit was attributable to the increase in sales volume (excluding the impact of acquisitions) during 2003, improved gross margins as the result of fewer close-out sales, reduced product costs from the China manufacturing facility and an increase in sales of higher margin products. The acquisitions made by K2 during 2003 in this segment did not have a significant impact on operating profit during 2003.

In the team sports segment, an operating loss of $12.1 million was reported in 2003 as compared to an operating loss of $4.4 million in 2002. The increase in the loss was attributable to a decline in corporate apparel sales as the business was restructured during 2003, and due to lower gross margins on corporate apparel sales as the result of certain inventory reduction efforts. In addition, the operating loss increased $4.5 million due to higher selling, general and administrative expenses from the newly acquired companies in the segment without the impact of the highest seasonal sell-ins and gross profits due to the timing of the acquisitions during 2003.

In the marine and outdoor segment, operating profit was $44.4 million in 2003 as compared with an operating profit of $42.8 million in 2002. The improvement in operating profit was attributable to reduced product costs from the China manufacturing facility and an increase in sales of higher margin products. The improvements in operating profit were partially offset by decreased operating profits resulting from the sale of the assets of the composite utility and decorative light poles and related product lines in May 2003. The acquisition made by K2 during 2003 in this segment did not have a significant impact on operating profit during 2003.

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

Net sales.    In the action sports segment, net sales for 2002 were $234.2 million as compared with $254.2 million in the prior year. The overall decline in sales was attributable to worldwide declines in snowboard and in-line skates sales of $11.4 and $7.0 million, respectively. The decline in snowboard sales was due to cautious ordering by retailers in the soft economy, despite growing market shares of both K2 & Ride snowboard products. Orders for in-line skates declined as retail inventories were reduced following a sharp decline in the worldwide in-line skate market. K2’s position in the market has benefited from its brand, its strength as the performance skate leader coupled with the benefits of a market consolidating around a handful of brands.

In the team sports segment, net sales for 2002 were $19.3 million as compared with $22.0 million in 2001. The sales decline resulted from lower sales of corporate apparel in continued sluggish market conditions.

In the marine and outdoor segment, net sales for 2002 totaled $328.7 million as compared with $313.3 million in 2001. The overall improvement in sales was due to increased worldwide sales of Shakespeare fishing tackle products of $10.0 million and Stearns outdoor products of $6.5 million. Shakespeare fishing tackle sales benefited from market share gains, led by higher sales of new fishing reels, Ugly Stik fishing rods, and kits and combos. Higher sales of Stearns outdoor products were the result of the increased popularity of children’s flotation devices and new applications for the U.S. Navy. These improvements were partially offset by lower sales of marine antennas of $0.8 million and monofilaments sold to the paperweaving industry of $1.0 million.

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

Operating income.    Operating income for 2002 improved $26.0 million to $27.3 million, or 4.7% of net sales, as compared to operating income of $1.3 million, or 0.2% of net sales, in 2001. The 2001 period included $18.0 million of restructuring and downsizing charges as discussed above. The improvement in earnings for the period reflects the impact of the 2001 restructuring and downsizing charges, lower selling expenses of $17.3 million and lower research and development expenses of $3.7 million partially offset by higher general and administrative expenses.

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

Segment information.    Total segment operating profit (before interest expense, corporate expenses and income taxes) for 2002 improved to $30.6 million from $4.7 million in 2001. The 2001 period included $18.0 million of restructuring and downsizing charges as discussed above of which $15.6 million was reflected in the action sports segment, $1.5 million in the team sports segment and $0.9 million in the marine and outdoor segment.

In the action sports segment, an operating loss of $7.8 million was reported in 2002 as compared with an operating loss of $23.2 million in 2001. The decrease in the loss during 2002 was attributable to the absence of $15.6 million in restructuring and downsizing costs during 2001 as discussed above and lower selling and research and development expenses as the result of K2’s cost reduction initiatives. These improvements were partially offset by increased insurance costs, higher allowances for doubtful accounts and a $1.0 million adjustment to the carrying value of the scooter inventory.

In the team sports segment, an operating loss of $4.4 million was reported in 2002 as compared with an operating loss of $5.9 million in 2001. The decrease in the 2002 loss was due to the absence of $1.5 million in restructuring and downsizing costs during 2001 discussed above.

In the marine and outdoor segment, operating profit for 2002 was $42.8 million as compared with an operating profit of $33.8 million in 2001. The 2002 improvement was attributable to the increase in sales volume and the absence of $0.9 million in restructuring and downsizing costs during 2001 discussed above.

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

Net cash used in investing activities in 2003 was $41.2 million, as compared to $9.0 million in 2002. The increase in cash used in 2003 was due to higher capital expenditures of $12.5 million and an increase in cash used for acquisition activities during 2003 of $37.8 million. These amounts were partially offset by $20.1 million of proceeds received from the sale of the composite utility and decorative light poles and related product lines during 2003. No material commitments for capital expenditures existed at year end.

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

K2’s principal long-term borrowing facility is a $205 million revolving credit facility (“Facility”), secured by all of K2’s assets in the U.S., Canada and England. Total availability under the Facility is determined by a borrowing formula based on eligible trade receivables and inventory. The Facility is expandable to $230 million and has a $75 million limit for the issuance of letters of credit. The Facility expires on March 31, 2006. At December 31, 2003, there were $92.3 million of borrowings outstanding under the Facility, $17.5 million of outstanding letter of credit issuances (consisting of $14.2 million of standby letters of credit and $3.3 million of trade letters of credit which expire over the next 12 months) and $95.1 million of available borrowing capacity. At December 31, 2003, K2 also had outstanding a $15.0 million term loan, payable in monthly equal principal payments through March 31, 2006, $25.0 million of 7.25% convertible subordinated debentures due March 2010 and $75.0 million of 5.00% convertible senior debentures due June 2010. At December 31, 2003, K2 had $10.8 million outstanding under various foreign lending arrangements.

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

K2 believes that the credit available under the Facility, together with cash flow from operations will be sufficient for K2’s business needs during 2004. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the U.S., Canada and England are subject to security interests pursuant to the Facility.

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

Environmental Matters

K2 is one of several named potentially responsible parties (“PRP”) in two Environmental Protection Agency matters involving discharge of hazardous materials at certain offsite waste disposal sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRP’s and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2003 and December 31, 2002, K2 had recorded an estimated liability of approximately $980,000 and $1,308,000, respectively, for environmental liabilities, most of which was established for the South Carolina matter mentioned above. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

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

Critical Accounting Policies

K2’s discussion and analysis of its financial condition and results of operations are based upon K2’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires K2 to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

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

Foreign Currency Translation

The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into U.S. dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the year. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from year to year have been reported in the other comprehensive income or loss account in shareholders’ equity. To the extent assets and liabilities of the foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than those related to intercompany accounts and investments deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

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

We have incurred substantial indebtedness. Borrowings under K2’s existing $205 million revolving credit facility and under its $15 million term loan, together with outstanding convertible debentures of $100 million in the aggregate, as well as potential future financings, may substantially increase K2’s current indebtedness. Our substantial indebtedness, as well as potential future financings, could, among other things:

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

The demand for K2’s products may not remain constant. The sales of leisure products are affected by changes in the economy and consumer tastes, both of which are difficult to predict. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing energy costs, declining consumer confidence and significant declines in the stock market could lead to a further reduction in discretionary spending for consumer products.

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

K2’s continued success depends on the retention, recruitment and continued contributions of K2’s key management, finance, marketing and staff personnel, many of whom would be difficult or impossible to replace. The competition for qualified personnel is intense. K2 may not be able to retain its current personnel or recruit the key personnel it requires. Specifically, Mr. Richard J. Heckmann, K2’s Chairman and Chief Executive Officer, has been fundamental to developing K2’s growth strategy and, without his services, K2’s implementation of its growth strategy might fail. In addition, K2 does not have employment agreements with most members of its senior management team. The loss of services of members of K2’s key personnel, including Mr. Heckmann, could have a material adverse effect on K2’s business, financial condition, results of operations and prospects.

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

A significant portion of K2’s production and approximately 24% of K2’s sales for the year ended December 31, 2003 are denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although K2 engages in some hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make K2 products less competitive in foreign markets, and could reduce the sales and earnings represented by foreign currencies. Additionally, such fluctuation could result in an increase in cost of products sold in foreign markets reducing margins and earnings.

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

K2 is subject to and may incur liabilities under various environmental laws and regulations.

K2 is subject to federal, state, local and foreign laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of and exposure to hazardous substances. In that regard, K2 has been and could be subject to claims and inquiries related to alleged substances in K2’s products that may be subject to notice requirements or exposure limitations, particularly in California, which may result in fines and penalties. K2 is also subject to laws and regulations that impose liability for cost and damages resulting from past disposals or other releases of hazardous substances. For example, K2 may incur liability under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar laws, some of which impose strict, and in some cases, joint and several, liability for the cleanup of contamination resulting from past disposals of waste, including disposal at off-site locations. K2 is currently aware of one matter involving off-site waste disposal liability in South Carolina and another matter involving an offsite waste disposal facility in Michigan. K2 has accrued approximately $980,000 million at December 31, 2003 for environmental, most of which is dedicated to the South Carolina matter. In addition, K2 has acquired pre-existing businesses, such as Rawlings, that have historical and ongoing operations, and K2 has limited information about the environmental condition of the properties of such companies. It is possible that soil and groundwater contamination may exist on these or other of K2’s properties resulting from current or former operations. Although K2 is not aware of any issues arising under current environmental laws that would be reasonably likely to have a material adverse effect on K2’s business, financial condition or results of operations, K2 cannot assure you that such matters will not have such an impact.

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

Sales of K2’s recreational products are strongly influenced by the weather. For example, poor snow conditions in the winter or summer conditions unfavorable to outdoor sports can adversely affect sales of important K2 products.

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

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED BALANCE SHEETS

	At December 31
	2003	2002
	(Thousands, except number of shares)
Assets
Current Assets
Cash and cash equivalents	$21,256	$11,228
Accounts receivable, net	224,818	143,062
Inventories, net	237,152	144,246
Deferred taxes	40,023	17,225
Prepaid expenses and other current assets	13,083	8,163

Total current assets	536,332	323,924
Property, Plant and Equipment
Land and land improvements	3,037	1,641
Buildings and leasehold improvements	35,289	30,786
Machinery and equipment	162,472	135,793
Construction in progress	3,940	1,717

	204,738	169,937
Less allowance for depreciation and amortization	113,716	106,574

	91,022	63,363
Other Assets
Intangibles, net	228,847	43,382
Other	15,670	7,741

Total Assets	$871,871	$438,410

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$10,751	$6,261
Accounts payable	77,304	44,915
Accrued payroll and related	33,040	17,459
Other accruals	61,540	29,815
Current portion of long-term debt	72,126	16,852

Total current liabilities	254,761	115,302
Long-term pension liabilities	11,173	12,553
Long-term debt	35,194	73,007
Deferred taxes	38,636	6,252
Convertible subordinated debentures	98,067	—
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 60,000,000 shares, issued shares - 34,146,798 in 2003 and 18,679,146 in 2002	34,147	18,679
Additional paid-in capital	313,142	143,365
Retained earnings	107,617	96,193
Employee Stock Ownership Plan and stock option loans	(1,214)	(1,380)
Treasury shares at cost, 747,234 in 2003 and 2002	(9,107)	(9,107)
Accumulated other comprehensive loss	(10,545)	(16,454)

Total Shareholders’ Equity	434,040	231,296

Total Liabilities and Shareholders’ Equity	$871,871	$438,410

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional paid-in capital	Retained earnings	Employee Stock Ownership Plan and stock option loans	Treasury shares, at cost	Accumulated other comprehensive loss	Total
	(Thousands)
Balance at December 31, 2000	18,674	$143,331	$91,827	$(1,645)	$(9,045)	$(15,894)	$227,248
Net loss for the year 2001			(7,704)				(7,704)
Translation adjustments						(5,344)	(5,344)
Net unrealized gain on derivative instruments, net of $197 in taxes						439	439

Comprehensive loss							(12,609)
Repurchase of shares					(62)		(62)
Exercise of stock options	2	15					17
Stock option loan repayments				54			54
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				9			9

Balance at December 31, 2001	18,676	143,346	84,123	(1,582)	(9,107)	(20,799)	214,657
Net income for the year 2002			12,070				12,070
Translation adjustments						9,719	9,719
Change in additional minimum pension liability, net of $2,639 in taxes						(4,904)	(4,904)
Net unrealized loss on derivative instruments, net of $253 in taxes						(470)	(470)

Comprehensive income							16,415
Exercise of stock options	3	19					22
Stock option loan repayments				53			53
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				149			149

Balance at December 31, 2002	18,679	143,365	96,193	(1,380)	(9,107)	(16,454)	231,296
Net income for the year 2003			11,424				11,424
Translation adjustments						7,947	7,947
Change in additional minimum pension liability, net of $189 in taxes						(351)	(351)
Net unrealized loss on derivative instruments, net of $908 in taxes						(1,687)	(1,687)

Comprehensive income							17,333
Shares issued in connection with acquisitions	14,250	156,284					170,534
Value of warrants issued in connection with isuance of convertible subordinated debentures		2,303					2,303
Exercise of stock options	1,218	11,190					12,408
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				166			166

Balance at December 31, 2003	34,147	$313,142	$107,617	$(1,214)	$(9,107)	$(10,545)	$434,040

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2003	2002	2001
	(Thousands)
Operating Activities
Net income (loss)	$11,424	$12,070	$(7,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of operating division	(2,222)	—	—
Depreciation of property, plant and equipment	15,518	13,237	13,525
Amortization of intangibles	1,405	688	2,397
Amortization of deferred debt and warrant costs	3,249	632	286
Deferred taxes and income taxes receivable	2,980	(2,135)	(3,298)
Increase (decrease) in long-term pension liabilities	(1,380)	8,828	(244)
Changes in operating assets and liabilities:
Accounts receivable, net	24,037	12,682	27,511
Repurchase of previously securitized receivables	—	(51,827)	(21,268)
Inventories, net	(20,348)	28,215	4,958
Prepaid expenses and other current assets	(2,579)	1,218	(2,808)
Accounts payable	3,329	432	(1,542)
Payroll and other accruals	(2,745)	(2,776)	3,820

Net cash provided by operations	32,668	21,264	15,633
Investing Activities
Property, plant and equipment expenditures	(20,759)	(8,281)	(12,604)
Disposals of property, plant and equipment	400	147	797
Purchases of businesses, net of cash acquired	(38,902)	(1,100)	(4,581)
Proceeds received from sale of operating division	20,132	—	—
Other items, net	(2,041)	230	447

Net cash used in investing activities	(41,170)	(9,004)	(15,941)
Financing Activities
Issuance of convertible subordinated debentures	100,000	—	—
Borrowings under long-term debt	523,673	65,750	158,318
Payments of long-term debt	(584,811)	(105,307)	(129,034)
Net borrowings under (payments on) accounts receivable purchase facility	(25,702)	25,702	—
Net increase (decrease) in short-term bank loans	4,490	1,245	(20,751)
Debt issuance costs	(8,257)	—	—
Exercise of stock options	8,983	22	17
Net repayments by Employee Stock Ownership Plan	154	140	—

Net cash provided by (used in) financing activities	18,530	(12,448)	8,550

Net increase (decrease) in cash and cash equivalents	10,028	(188)	8,242
Cash and cash equivalents at beginning of year	11,228	11,416	3,174

Cash and cash equivalents at end of year	$21,256	$11,228	$11,416

See notes to consolidated financial statements

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Note 1—Summary of Significant Accounting Policies

Organization

K2 is a premier, sporting goods company with a diverse portfolio of leading sporting goods brands and other recreational products. The Marine and Outdoor segment represented $324.0 million, or 45.1%, of K2’s 2003 consolidated net sales, the Action Sports segment represented $277.6 million, or 38.6% of 2003 net sales, and K2’s Team Sports segment had sales of $116.9 million, or 16.3% of 2003 net sales.

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

	December 31
	2003	2002	2001
	(Thousands, except per share data, percentages and years)
Net income (loss) as reported	$11,424	$12,070	$(7,704)
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	586	1,399	1,262

Net income (loss), adjusted	$10,838	$10,671	$(8,966)

Earnings per share:
Basic - as reported	$0.46	$0.67	$(0.43)
Basic - pro forma	$0.43	$0.59	$(0.50)
Diluted - as reported	$0.44	$0.67	$(0.43)
Diluted - pro forma	$0.42	$0.59	$(0.50)

Risk free interest rate	2.63%	3.00%	3.50%
Expected life of options	5 years	5 years	5 years
Expected volatility	50.4%	44.9%	43.6%
Expected dividend yield	—	—	—

During 2003, 2002 and 2001, stock options granted were 617,900, 40,000 and 83,000, respectively. Using the Black Scholes option pricing model and the assumptions as noted above, the options granted each had a fair value of $4.79, $4.33, and $4.94, respectively.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

	In thousands
Total purchase price, including estimated merger expenses and value of K2 stock options issued in exchange for Brass Eagle stock options outstanding (a)		$81,778
Total current assets	$51,027
Property, plant and equipment	9,916
Deferrred taxes and other assets	11,485

Net tangible assets acquired (b)	72,428
Total liabilities assumed (c)	56,016

Net assets acquired (b) – (c) = (d)		16,412

Net intangible assets acquired (a) – (d)		$65,366

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

Note 4—Sale of Operating Division

On May 27, 2003, K2 completed the sale of the assets of the composite utility and decorative light poles and related product lines (the “Division”) of its marine and outdoor segment to a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $20.1 million in cash and the assumption of certain liabilities by the buyer. The gain on sale of the Division of $2.2 million ($1.4 million, net of taxes) includes an estimate of the costs of disposal and amounts related to the retention of certain liabilities by K2.

Note 5—Inventories

Inventories consisted of the following at December 31:

	2003	2002
	(Thousands)
Finished goods	$180,379	$104,204
Work in process	10,843	10,741
Raw materials	45,930	29,301

Total inventories	$237,152	$144,246

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Note 6—Intangible Assets

The components of intangible assets consisted of the following at December 31:

	Weighted Average Useful Life	2003			2002
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Patents	8.7 years	$12,129	$1,836	$10,293	$3,110	$1,237	$1,873
Customer contracts/relationships	8.9 years	6,576	393	6,183	—	—	—
Licensing agreements	6.0 years	3,800	475	3,325	—	—	—
Tradenames/trademarks	5.1 years	335	7	328	—	—	—
Order backlog	0.5 years	277	—	277	—	—	—

		23,117	2,711	20,406	3,110	1,237	1,873

Intangibles not subject to amortization: (by segment)
Tradename
Action sports		28,794	—	28,794	—	—	—
Team sports		32,600	—	32,600	—	—	—
Goodwill
Marine and outdoor		11,396	—	11,396	8,630	—	8,630
Action sports		77,558	—	77,558	32,879	—	32,879
Team sports		58,093	—	58,093	—	—	—

		208,441	—	208,441	41,509	—	41,509
Total intangibles		$231,558	$2,711	$228,847	$44,619	$1,237	$43,382

The increase in intangibles subject to and not subject to amortization at December 31, 2003 from December 31, 2002 is due to K2’s acquisition activities during 2003 as follows:

	December 31, 2002 Net Book Value	2003 Activity					December 31, 2003 Net Book Value
		Acquisition of Rawlings	Acquisition of Worth	Acquisition of Brass Eagle	Other Acquisitions	Amortization
Intangibles subject to amortization:
Patents	$1,873	$1,600	$4,667	$1,915	$768	$(530)	$10,293
Customer contracts/relationships	—	4,200			2,376	(393)	6,183
Licensing agreements	—	3,800	—	—	—	(475)	3,325
Tradenames/trademarks	—	—	—	254	81	(7)	328
Order backlog	—	—	100	174	3	—	277

	1,873	9,600	4,767	2,343	3,228	(1,405)	20,406
Intangibles not subject to amortization: (by segment)
Tradename
Action sports	—	—	—	24,595	4,199	—	28,794
Team sports	—	21,500	11,100	—	—	—	32,600
Goodwill
Marine and outdoor	8,630	—	—	—	2,766	—	11,396
Action sports	32,879	—	—	—	44,679	—	77,558
Team sports	—	44,707	13,195	—	191	—	58,093

	41,509	66,207	24,295	24,595	51,835	—	208,441
Total intangibles	$43,382	$75,807	$29,062	$26,938	$55,063	$(1,405)	$228,847

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

Note 7—Borrowings and Other Financial Instruments

On March 25, 2003, K2 refinanced its revolving credit line, accounts receivable purchase facility and senior notes by entering a three-year, $205 million revolving Credit Facility (“Facility”) expiring on March 31, 2006 with several banks and other financial institutions. The Facility is expandable to $230 million subject to certain conditions. The Facility has a $75 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by substantially all of K2’s assets. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, but currently bear a rate equal to the prime rate plus 0.75%, or a LIBOR interest rate plus 2.75%, and the Facility has an unused commitment fee of 0.375% per year. In addition to the Facility, K2 also obtained a three-year $20 million term loan from certain banks participating in the Facility, bearing an interest rate equal to the LIBOR rate plus 4.25% per year, payable in equal monthly installments over the three year period. The Facility and term loan include various covenants, including requirements that K2 maintain a minimum debt service coverage ratio and tangible

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

net worth, as well as limiting annual capital expenditures and certain investment activities. In conjunction with the refinancing, K2 expensed approximately $2.0 million in the 2003 first quarter of capitalized debt costs related to the former revolving credit line, purchase facility and senior notes and also expensed $4.7 million for a make-whol e premium related to the prepayment of the senior notes.

At December 31, 2003, borrowings of $92.3 million were outstanding under the Facility and $15.0 million was outstanding under the term loan, bearing average interest rates of 4.16% and 5.48%, respectively. At December 31, 2003 there were also letters of credit outstanding under the Facility of $17.5 million (consisting of $14.2 million of standby letters of credit and $3.3 million of trade letters of credit expiring over the next 12 months). Pursuant to the terms of the Facilty, an additional $95.1 million was available for borrowing at December 31, 2003.

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

On June 10, 2003, K2 completed the private placement of $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The net proceeds from the sale were used to pay off the outstanding balance under the Facility with the remaining cash proceeds used for general corporate purposes and acquisitions. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

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

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are expected to be permanently reinvested. At December 31, 2003, $66.2 million of accumulated undistributed earnings of non-U.S. subsidiaries were considered permanently reinvested. At December 31, 2002, foreign subsidiaries had unused operating loss carryforwards of approximately $8.6 million, certain of which begin to expire in 2009. Since the use of these operating loss carryforwards is limited to future taxable earnings of the related foreign subsidiaries, a valuation allowance has been recognized to offset the portion of the deferred tax assets arising from such carryforwards not likely to be usable in the near future. Approximately $0.9 million of foreign net deferred tax assets for these carryforwards are not provided for with a valuation allowance and the realization of this asset is dependent upon achieving sufficient future taxable income in the foreign jurisdiction.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

For 2002, K2 recorded a $2.7 million deferred tax asset related to additional minimum pension liability included as a component of other comprehensive income. In 2003, K2 recognized a $250,000 reduction to this deferred tax asset as a component of other comprehensive income. Also, in 2003, K2 recoded a $440,000 deferred tax asset related to an additional minimum pension liability of its United Kingdom subsidiary as a component of other comprehensive income.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

K2’s pension plans weighted average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

Asset Category	Target	Allowable Ranges	Actual Pension Plan of K2 Inc.		Actual Simplex UAW Pension Plan
			2003	2002	2003	2002
Equity	60.0%	50%-70%	58.2%	47.7%	60.0%	48.5%
Fixed Income	40.0%	30%-50%	30.5%	40.0%	32.0%	42.9%
Cash	0.0%	0%-10%	5.9%	5.9%	6.4%	6.5%
Other	0.0%	0%-10%	5.4%	6.4%	1.6%	2.1%

	100.0%		100.0%	100.0%	100.0%	100.0%

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Note 12—Quarterly Operating Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(Millions, except per share and stock price figures)
2003
Net sales	$157.1	$199.6	$168.0	$193.8	$718.5
Gross profit	47.1	60.2	54.9	57.7	219.9

Net income	$0.1	$5.8	$3.3	$2.2	$11.4

Basic earnings per share
Net income	$0.01	$0.22	$0.12	$0.07	$0.46

Diluted earnings per share
Net income	$0.01	$0.19	$0.12	$0.07	$0.44

Cash dividend per share - none
Stock prices:
High	$10.06	$12.75	$18.09	$18.15	$18.15
Low	$7.72	$7.45	$12.30	$13.43	$7.45

	Quarter
	First	Second	Third	Fourth	Year
	(Millions, except per share and stock price figures)
2002
Net sales	$147.5	$157.2	$149.8	$127.7	$582.2
Gross profit	42.1	45.3	47.5	35.6	170.5
Net income	$3.8	$3.8	$3.9	$0.6	$12.1

Basic earnings per share
Net income	$0.21	$0.21	$0.22	$0.03	$0.67

Diluted earnings per share
Net income	$0.21	$0.21	$0.21	$0.03	$0.67

Cash dividend per share - none
Stock prices:
High	$7.60	$10.25	$10.00	$11.01	$11.01
Low	$6.32	$6.55	$7.50	$6.40	$6.32

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

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$2.46 - $4.87	70,200	$4.49	7.34 years	70,200	$4.49
$5.10 - $5.19	110,230	5.18	7.76 years	110,230	5.18
$7.04 - $7.13	643,387	7.12	7.37 years	643,389	7.12
$7.25 - $7.50	866,793	7.44	8.35 years	314,293	7.44
$7.75 - $8.76	384,006	8.36	4.32 years	367,756	8.34
$9.51 - $11.25	228,940	10.97	7.33 years	228,940	10.97
$12.16 - $13.90	167,386	13.41	6.31 years	167,386	13.41
$17.25 - $22.89	208,560	19.79	3.00 years	203,160	19.84
$23.00 - $29.88	184,500	24.98	5.66 years	184,500	24.98

Total	2,864,002	$9.99	6.78 years	2,289,854	$10.60

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

Note 16—Segment Data

As a result of recent acquisitions, K2 has reclassified its business into the following three segments based on similar product types and distribution channels: Marine and Outdoor, Action Sports, and Team Sports. The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Action Sports segment includes skis, snowboards, snowshoes, in-line skates, paintball products and skateboard shoes and apparel. The Team Sports segment includes baseball and softball products and K2 Licensing & Promotion products. All periods presented have been recasted to reflect these changes in the segments.

The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor and flotation products. The Action Sports segment includes skis, snowboards, snowshoes, in-line skates, bikes, paintball products including markers, paintballs and protective equipment and skateboard shoes and apparel. The Team Sports segment includes baseball and softball bats, gloves and related equipment, apparel sold through specialty sporting goods dealers, and K2 Licensing & Promotion products.

Although the sporting goods manufacturing industry is highly fragmented, many of the retail customers that purchase sporting goods are highly concentrated. Large format sporting goods retailers are important to K2’s results of operations, and one customer accounted for over 10% of the marine and outdoor segment net sales for the year ended December 31, 2003.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The information presented below is as of or for the year ended December 31.

	Net Sales to Unaffiliated Customers			Intersegment Sales			Operating Profit (Loss)
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(Millions)
Marine and Outdoor (d)	$324.0	$328.7	$313.3	$80.7	$68.6	$54.6	$44.4	$42.8	$33.8	(a)
Action Sports	277.6	234.2	254.2	1.4	1.4	2.4	5.6	(7.8)	(23.2	)(b)
Team Sports	116.9	19.3	22.0	—	—	—	(12.1)	(4.4)	(5.9	)(c)

Total segment data	$718.5	$582.2	$589.5	$82.1	$70.0	$57.0	37.9	30.6	4.7

Corporate expenses, net							(5.8)	(3.0)	(3.1)
Gain on sale of operating division							2.2	—	—
Debt extinguishment costs							(6.7)	—	—
Interest expense							(10.0)	(9.0)	(13.6)

Income (loss) before income taxes							$17.6	$18.6	$(12.0)

(a)	2001 includes a charge of $0.9 million for restructuring and downsizing costs
(b)	2001 includes a charge of $15.6 million for restructuring and downsizing costs
(c)	2001 includes a charge of $1.5 million for restructuring and downsizing costs
(d)	2003 results of the marine outdoor segment reflect the sale of the composite utility and decorative light poles and related product lines during 2003.

	Identifiable Assets			Depreciation and Amortization			Capital Expenditures
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(Millions)
Marine and outdoor	$201.3	$185.6	$157.4	$6.6	$6.7	$6.7	$8.3	$4.4	$4.5
Action sports	391.5	211.1	213.9	7.4	6.2	8.7	5.7	3.7	7.8
Team sports	243.1	16.9	22.9	2.7	0.9	0.5	2.6	0.2	0.3

Total segment data	835.9	413.6	394.2	16.7	13.8	15.9	16.6	8.3	12.6

Corporate	36.0	24.8	26.8	3.5	0.8	0.3	4.2	—	—

Total	$871.9	$438.4	$421.0	$20.2	$14.6	$16.2	$20.8	$8.3	$12.6

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

	2003	2002	2001
	(Millions)
Net sales by location
United States	$509.6	$392.7	$377.4
Canada	15.1	18.3	20.1
Europe	135.1	113.4	130.5
Asia / Pacific	58.7	57.8	61.5

Total foreign countries	208.9	189.5	212.1
Total net sales	$718.5	$582.2	$589.5

Assets
North America	$709.5	$315.6	$303.5
Europe	105.5	72.4	75.1
Asia / Pacific	56.9	44.6	42.4

Total assets	$871.9	$432.6	$421.0

Long-lived assets
North America	$290.2	$85.3	$92.6
Europe	18.1	10.3	7.4
Asia / Pacific	11.6	11.6	9.5

Total long-lived assets	$319.9	$107.2	$109.5

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

K2 INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

K2 Inc.

We have audited the accompanying consolidated balance sheets of K2 Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statements and schedule listed in the Index at Item 15(a-2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

(a-1)  Financial Statements (for the three years ended December 31, 2003 unless otherwise stated):

(a-2)  Consolidated financial statement schedule:

II-Valuation and qualifying accounts	F-1

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

(a)(iv)  Certificate of Amendment of the Certificate of Incorporation, filed as Exhibit 3.1 to Form 8-K, dated March 26, 2003 and incorporated herein by reference.

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

(1)  Form of Amended and Restated Convertible Subordinated Debenture – Exhibit A to the Securities Purchase Agreement, filed as Exhibit 4.1 and 4.2 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(2)  Form of Amended and Restated Stock Purchase Warrant – Exhibit B to the Securities Purchase Agreement, filed as Exhibit 4.3 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(3)  Stock Purchase Warrant, filed as Exhibit 4.4 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(4)  Registration Rights Agreement – gExhibit C to the Securities Purchase Agreement, filed as Item 7, Exhibit 4.4 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

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

(f)  Executive compensation plans and arrangements:

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

(g)  (1)  Asset Purchase Agreement dated February 16, 1996 among General Aquatics, Inc., KDI Sylvan Pools, Inc. as Buyer, and Anthony Industries, Inc., as Seller, filed as Item 7, Exhibit 99(A) to Form 8-K filed March 21, 1996 and incorporated herein by reference.

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

(5)  Agreement and Plan of Merger and Reorganization dated as of October 22, 2003 among K2 Inc., Brass Eagle Inc. and Cabe Acquisition Sub, Inc. dated filed as Exhibit 2.1 to Form 8-K filed October 23, 2003 and incorporated herein by reference.

(6)  Agreement and Plan of Merger and Reorganization dated as of November 25, 2003 by and among Fotoball USA, Inc., K2 Inc., and Boca Acquisition Sub, Inc. filed as Annex A to Form S-4 filed December 10, 2002 and incorporated herein by reference.

(21)  Subsidiaries

23  Consent of Registered Public Accounting Firm

31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed in the fourth quarter of 2003:

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

K2 INC.

Date: June 16, 2004	By:	/s/ RICHARD J. HECKMANN
Richard J. Heckmann Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. HECKMANN Richard J. Heckmann	Chief Executive Officer and Chairman of the Board	June 16, 2004

/s/ JOHN J. RANGEL John J. Rangel	Senior Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)	June 16, 2004

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	June 16, 2004

/s/ WILFORD D. GODBOLD, JR. Wilford D. Godbold, Jr.	Director	June 16, 2004

/s/ STEVEN J. GREEN Steven J. Green	Director	June 16, 2004

/s/ ROBIN E. HERNREICH Robin E. Hernreich	Director	June 16, 2004

/s/ LOU HOLTZ Lou Holtz	Director	June 16, 2004

/s/ STEWART M. KASEN Stewart M. Kasen	Director	June 16, 2004

/s/ ALFRED E. OSBORNE, JR. Alfred E. Osborne, Jr.	Director	June 16, 2004

/s/ DAN QUAYLE Dan Quayle	Director	June 16, 2004

/s/ EDWARD F. RYAN Edward F. Ryan	Director	June 16, 2004

K2 INC

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

		Additions	Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Amounts charged to reserve net of reinstatements	Balance at end of year
Year ended December 31, 2003
Allowance for doubtful items	$7,838	$4,804	$5,084	$7,558

	$7,838	$4,804	$5,084	$7,558

Year ended December 31, 2002
Allowance for doubtful items	$5,316	$5,391	$2,869	$7,838

	$5,316	$5,391	$2,869	$7,838

Year ended December 31, 2001
Allowance for doubtful items	$6,969	$1,149	$2,802	$5,316

	$6,969	$1,149	$2,802	$5,316