Form 10-Q
period 2004-06-30
K2 INC
filed 2004-08-09
CIK 6720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

Commission File No. 1-4290

K2 INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-2077125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2051 Palomar Airport Road Carlsbad, California	92009
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (760) 494-1000

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:

Not applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2004.

Common Stock, par value $1.00	46,651,747 Shares

FORM 10-Q QUARTERLY REPORT

PART - 1 FINANCIAL INFORMATION

Item 1. Financial Statements

STATEMENTS OF CONSOLIDATED CONDENSED INCOME

(Thousands, except per share figures)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
		(Unaudited)
Net sales	$250,987	$199,671	$528,351	$356,791
Cost of products sold	173,622	139,454	364,353	249,430

Gross profit	77,365	60,217	163,998	107,361

Selling expenses	41,566	30,444	83,613	53,614
General and administrative expenses	23,354	19,679	48,418	34,899

Operating income	12,445	10,094	31,967	18,848

Interest expense	3,210	2,814	6,512	4,608
Debt extinguishment costs	—	—	—	6,745
Other income, net	(125)	(1,604)	(178)	(1,600)

Income before income taxes	9,360	8,884	25,633	9,095

Provision for income taxes	3,182	3,110	8,715	3,184

Net income	$6,178	$5,774	$16,918	$5,911

Basic earnings per share:
Net income	$0.18	$0.22	$0.48	$0.27

Diluted earnings per share:
Net income	$0.16	$0.19	$0.43	$0.26

Basic shares outstanding	35,273	26,832	34,894	21,954
Diluted shares outstanding	44,019	30,733	43,659	23,034

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands, except number of shares)

	June 30 2004	December 31 2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$18,173	$21,256
Accounts receivable, net	217,741	224,818
Inventories, net	212,534	237,152
Deferred taxes and income taxes receivable	34,678	40,023
Prepaid expenses and other current assets	16,862	13,083

Total current assets	499,988	536,332

Property, plant and equipment	221,775	204,738
Less allowance for depreciation and amortization	125,224	113,716

	96,551	91,022

Goodwill	189,431	147,047
Intangible assets, net	82,409	81,800
Other	19,243	15,670

Total Assets	$887,622	$871,871

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$7,225	$10,751
Accounts payable	52,452	77,304
Accrued payroll and related	31,626	33,040
Other accrued liabilities	70,417	61,540
Current portion of long-term debt	36,215	72,126

Total current liabilities	197,935	254,761

Long-term pension liabilities	11,173	11,173
Long-term debt	59,034	35,194
Deferred taxes	38,636	38,636

Convertible subordinated debentures	98,301	98,067

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
Common Stock, $1 par value, authorized 110,000,000 shares in 2004 and 60,000,000 in 2003, issued and outstanding shares 36,327,121 in 2004 and 34,146,798 in 2003	36,327	34,147
Additional paid-in capital	342,123	313,142
Retained earnings	124,535	107,617
Employee Stock Ownership Plan and stock option loans	(1,160)	(1,214)
Treasury shares at cost, 747,234 shares in 2004 and 2003	(9,107)	(9,107)
Accumulated other comprehensive loss	(10,175)	(10,545)

Total Shareholders’ Equity	482,543	434,040

Total Liabilities and Shareholders’ Equity	$887,622	$871,871

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)

	Six months ended June 30
	2004	2003
Operating Activities
Net income	$16,918	$5,911
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operating division	—	(1,504)
Depreciation and amortization	12,743	10,095
Deferred taxes	6,782	559
Changes in current assets and current liabilities	20,517	48,180

Net cash provided by operating activities	56,960	63,241

Investing Activities
Property, plant & equipment expenditures	(14,258)	(7,948)
Disposals of property, plant & equipment	406	(11)
Purchase of businesses, net of cash acquired	(28,672)	(3,002)
Proceeds received from sale of operating division	—	19,000
Other items, net	(5,291)	(49)

Net cash provided by (used in) investing activities	(47,815)	7,990

Financing Activities
Issuance of convertible subordinated debentures	—	100,000
Borrowings under long-term debt	379,149	338,007
Payments of long-term debt	(391,942)	(448,849)
Net payments on accounts receivable purchase facility	—	(25,702)
Net decrease in short-term bank loans	(3,526)	(137)
Debt issuance costs	—	(7,491)
Proceeds received from exercise of stock options	4,091	2,589

Net cash used in financing activities	(12,228)	(41,583)

Net increase (decrease) in cash and cash equivalents	(3,083)	29,648

Cash and cash equivalents at beginning of year	21,256	11,228

Cash and cash equivalents at end of period	$18,173	$40,876

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2004

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

K2 reports its financial statements using a 13 week quarter ending on the last Sunday of March, June, September and December. For purposes of the consolidated financial statements, the end of each quarter is stated as of March 31, June 30, September 30 and December 31, respectively.

The interim financial statements should be read in connection with the financial statements in K2 Inc.’s (“K2’s”) Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 - Summary of Significant Accounting Policies

Accounts Receivable and Allowances

Accounts receivable are net of allowances for doubtful accounts of $8,728,000 at June 30, 2004 and $7,558,000 at December 31, 2003.

Inventories

The components of inventories consisted of the following:

	June 30, 2004	December 31, 2003
	(Thousands)
Finished goods	$147,480	$180,379
Work in process	13,060	10,843
Raw materials	51,994	45,930

	$212,534	$237,152

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

The following activity related to product warranty liabilities:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands)	2004	2003	2004	2003
Beginning Balance	$5,520	$3,477	$5,526	$2,954

Charged to costs and expenses	1,586	1,066	3,117	2,109
Increase to reserve resulting from acquisitions	325	—	325	420
Amounts charged to reserve	(966)	(736)	(2,503)	(1,676)

Ending Balance	$6,465	$3,807	$6,465	$3,807

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 2 - Summary of Significant Accounting Policies (Continued)

The following table provides the components of benefit costs for the three and six months ended June 30:

	For the three months ended June 30		For the six months ended June 30
(Thousands)	2004	2003	2004	2003
Service cost	$450	$420	$900	$840
Interest cost	1,030	1,030	2,060	2,060
Expected return on assets	(910)	(890)	(1,820)	(1,780)
Amortization of:
Prior service cost	15	20	30	40
Actuarial loss	135	260	270	520
Curtailment/settlement loss recognized	—	10	—	20

Total net periodic benefit cost	$720	$850	$1,440	$1,700

K2’s expected cash contribution to its pension plans in 2004 is $4,000,000. During the three and six months ended June 30, 2004, K2 made contributions totaling approximately $507,000 to the pension plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 3 – Stock Based Compensation

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

	For the three months ended June 30		For the six months ended June 30
	2004	2003	2004	2003
	(Thousands, except per share data, percentage data and expected life)
Net income as reported	$6,178	$5,774	$16,918	$5,911
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	384	95	768	190

Net income, adjusted	$5,794	$5,679	$16,150	$5,721

Earnings per share:
Basic - as reported	$0.18	$0.22	$0.48	$0.27
Basic - pro forma	$0.16	$0.21	$0.46	$0.26
Diluted - as reported	$0.16	$0.19	$0.43	$0.26
Diluted - pro forma	$0.15	$0.18	$0.41	$0.25

Risk free interest rate	3.60%	2.71%	3.60%	2.71%
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	43.2%	49.8%	43.2%	49.8%
Expected dividend yield	—	—	—	—

On May 13, 2004, K2’s shareholders approved the K2 Inc. 2004 Long-Term Incentive Plan (the “Plan”), which authorizes the Board of Directors, or a committee thereof, to grant stock options, stock appreciation rights, restricted shares, restricted stock units, and other stock-based or performance awards. All employees, non-employee directors, officers, manager and key employees of K2 and its subsidiaries are eligible to participate in the Plan. The number of shares authorized for grant under the Plan is 2,000,000, with 500,000 permitted to be in the form of restricted stock, restricted stock units, other stock-based awards or performance awards. At June 30, 2004, 913,000 shares were available for future grants.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

Note 4 - Acquisitions

2004 First Quarter Acquisition Activity:

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc., (“Fotoball”), a marketer and manufacturer of souvenir and promotional products, principally for team sports, in a stock-for-stock exchange offer/merger transaction. Under the terms of the merger, each outstanding share of Fotoball common stock was converted into 0.2757 shares of common stock of K2 for a total of approximately 1.0 million shares of K2’s common stock. The transaction was valued at approximately $16.9 million plus estimated merger costs of approximately $1.1 million. The purchase price included fully vested K2 stock options issued in exchange for Fotoball stock options outstanding at the time of the acquisition with a value of approximately $1.5 million. The value of the K2 stock options issued in exchange for the Fotoball stock options outstanding was based on a Black-Scholes estimate using the following assumptions: risk free interest rate of 3.00%, volatility of K2 stock of 0.478 and expected life of 4.00 years. The results of the operations of Fotoball were included in the consolidated financial statements of K2 beginning with the date of the merger. Subsequent to the completion of the merger, K2 changed the name of Fotoball to K2 Licensing & Promotions, Inc.

This transaction has been accounted for under the purchase method of accounting, and accordingly the purchased assets and assumed liabilities are recorded at their estimated fair values at the date of the merger. The purchase price allocation resulted in an excess of the purchase price over net tangible assets acquired of $11.1 million. Based on an independent third party valuation completed during the 2004 second quarter, this excess amount was allocated to intangible assets/(liabilities) with definite and indefinite lives including: customer relationships of $1.5 million with an average life of 6.9 years; licensing agreements of ($1.0) million with an average life of 2.3 years; non-compete agreements of $0.1 million with an average life of 2.5 years; trademarks with an indefinite life not subject to amortization of $0.9 million; and goodwill not subject to amortization of $9.6 million.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

Note 4-Acquisitions (Continued)

2004 Second Quarter Acquisition Activity:

On April 19, 2004, K2 completed the acquisition of substantially all of the assets of Worr Game Products, Inc., and All-Cad Manufacturing, Inc., (collectively, “Worr Games”), businesses engaged in the design, manufacturing, selling and distribution of premium paintball markers. The purchase price for these assets was paid in a combination of cash and the issuance of 304,340 shares of K2 common stock. The results of the operations of Worr Games were included in the consolidated financial statements of K2 beginning with the date of the acquisition.

Also, on April 19, 2004, K2 completed the acquisition of substantially all of the assets of IPI Innovations, Inc., (“IPI”), a business engaged in the design, manufacturing, selling and distribution of rack mounting systems, and other products and accessories for all-terrain vehicles. The purchase price for these assets was paid in a combination of cash and the issuance of 326,101 shares of K2 common stock. The results of the operations of IPI were included in the consolidated financial statements of K2 beginning with the date of the acquisition.

On May 12, 2004, K2 completed the acquisition of substantially all of the assets of Ex Officio, a leader in the design and manufacture, sale and distribution of men and women’s apparel for the outdoor and adventure travel apparel for men and women, in an all cash transaction. Ex Officio’s products are characterized by technical features, performance fabrics, and outdoor styles, and are used in a variety of activities including fishing, kayaking, trekking, exploring, and other leisure activities. Ex Officio also markets a line of insect repellent clothing under the Buzz Off® brand. The results of the operations of Ex Officio were included in the consolidated financial statements of K2 beginning with the date of the acquisition.

The three transactions completed during the 2004 second quarter were accounted for under the purchase method of accounting, and accordingly the purchased assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The combined preliminary purchase price allocation for the three acquisitions resulted in an excess of the purchase price over net tangible assets acquired of $30.7 million. These preliminary allocations assume the excess purchase price of the acquisitions will be allocated to goodwill, and is thus not amortized. The final allocations, however, could include identifiable intangible assets with finite and indefinite lives separate from goodwill. Should there be assets with finite lives, those assets will be subject to amortization resulting in additional amortization expense. The final allocations of the purchase price will be completed during the 2004 year based on K2’s final evaluation of such assets and liabilities.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

Note 4-Acquisitions (Continued)

During 2003, K2 completed seven acquisitions, including the acquisitions of Rawlings Sporting Goods Company, Inc. (“Rawlings”), on March 26, 2003, Worth, Inc. (“Worth”), on September 16, 2003 and Brass Eagle, Inc. (“Brass Eagle”), on December 8, 2003 as well as four smaller acquisitions.

The consolidated condensed statements of income for the quarter and six months ended June 30, 2004 includes the operating results of each of the businesses acquired in 2003 and of the businesses acquired in 2004 since their respective acquisitions dates, however the consolidated condensed statements of income for the quarter and six months ended June 30, 2003 includes only the results of Rawlings since the acquisition of Rawlings was completed on March 26, 2003, and all other acquisitions mentioned above were completed subsequent to June 30, 2003.

The purchase price of one of the smaller acquisitions made during 2003 is subject to earn out provisions which is currently estimated to result in an additional all cash payment of approximately $7.1 million to the selling shareholders in cash in the third quarter of 2004.

The following presents the summarized unaudited pro forma results of operations of K2 with Rawlings, Worth and Brass Eagle as if these acquisitions had occurred as of the beginning of the respective periods presented. Pro forma results of the additional acquisitions completed during 2003 and 2004 have not been presented because the effects of these additional acquisitions were not material on either an individual basis or aggregate basis to K2’s consolidated results of operations. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

Pro Forma Information (Unaudited)

(Thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net sales	$250,987	$236,663	$528,351	$490,907
Operating income	12,445	10,293	31,967	29,770
Net income	6,178	5,515	16,918	12,316
Diluted earnings per share	$0.16	$0.15	$0.43	$0.37

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

Note 4-Acquisitions (Continued)

During 2003 and 2004, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” during 2003 and 2004, K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $5.1 million and $0.3 million, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2003 or 2004.

The following table summarizes the activity in 2003 and 2004:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Reserves established in conjunction with 2003 acquisitions	$2,951	$916	$3,867	$1,203	$5,070

Utilized in 2003:	(640)	—	(640)	—	(640)

Balance December 31, 2003	$2,311	$916	$3,227	$1,203	$4,430

Reserves established in conjunction with 2004 acquisitions	75	—	75	250	325

Utilized in 2004:	(335)	(90)	(425)	(308)	(733)

Balance June 30, 2004	$2,051	$826	$2,877	$1,145	$4,022

K2 believes that the remaining reserves for restructuring are adequate to complete its restructuring and exit plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 5 –Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following:

	Weighted	June 30, 2004			December 31, 2003
	Average	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Useful Life	Amount	Amortization	Value	Amount	Amortization	Value
	(Thousands)
Intangibles subject to amortization:
Patents	8.7 years	$12,428	$2,297	$10,131	$12,129	$1,836	$10,293
Customer contracts/relationships	8.5years	8,072	913	7,159	6,576	393	6,183
Licensing agreements	5.2 years	2,849	622	2,227	3,800	475	3,325
Tradenames/trademarks	5.2 years	335	39	296	335	7	328
Other miscellaneous	1.1 years	362	17	345	277	—	277

		24,046	3,888	20,158	23,117	2,711	20,406

Intangibles not subject to amortization:
(by segment)
Tradename
Action sports		28,794	—	28,794	28,794	—	28,794
Team sports		33,457	—	33,457	32,600	—	32,600

		62,251	—	62,251	61,394	—	61,394

Total intangibles		86,297	3,888	82,409	84,511	2,711	81,800

Goodwill
Marine and outdoor		20,071	—	20,071	11,396	—	11,396
Action sports		101,870	—	101,870	77,558	—	77,558
Team sports		67,490	—	67,490	58,093	—	58,093

		189,431	—	189,431	147,047	—	147,047
Total intangibles and goodwill		$275,728	$3,888	$271,840	$231,558	$2,711	$228,847

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 5 – Intangible Assets and Goodwill (Continued)

The increase in intangibles subject to and not subject to amortization and goodwill at June 30, 2004 from December 31, 2003 is primarily due to K2’s acquisition activities during 2004 as follows:

	December 31, 2003	2004 Activity				June 30, 2004
	Net Book	Acquisition of	Other	Other		Net Book
	Value	Fotoball	Acquisitions	Activity	Amortization	Value
	(Thousands)
Intangibles subject to amortization:
Patents	$10,293	—	—	366	$(528)	$10,131
Customer contracts/relationships	6,183	1,496	—	—	(520)	7,159
Licensing agreements	3,325	(951)	—	—	(147)	2,227
Tradenames/trademarks	328	—	—	—	(32)	296
Other miscellaneous	277	85	—	—	(17)	345

	20,406	630	—	366	(1,244)	20,158

Intangibles not subject to amortization: (by segment)
Tradename
Action sports	28,794	—	—	—	—	28,794
Team sports	32,600	857	—	—	—	33,457

	61,394	857	—	—	—	62,251

Total intangibles	81,800	1,487	—	366	(1,244)	82,409

Goodwill
Marine and outdoor	11,396	—	7,912	763	—	20,071
Action sports	77,558	—	22,783	1,529	—	101,870
Team sports	58,093	9,615	—	(218)	—	67,490

	147,047	9,615	30,695	2,074	—	189,431
Total intangibles and goodwill	$228,847	$11,102	$30,695	$2,440	$(1,244)	$271,840

Amortization expense for intangibles subject to amortization was approximately $0.6 million and $1.2 million for the quarter and six months ended June 30, 2004, respectively. Amortization expense of purchased intangible assets subject to amortization is estimated to be approximately $2.9 million during fiscal years ending 2004 through 2008. These estimates are based on the preliminary allocation of the excess purchase price for K2’s second quarter acquisitions being allocated to goodwill. Should the final allocation include identifiable intangible assets with finite lives, those assets would be subject to amortization resulting in increased amortization expense.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 5 – Intangible Assets (Continued)

Based on the results of the annual impairment tests, K2 determined that no impairment of goodwill existed as of December 31, 2003 and no indicators of impairment were present during the quarter and six months ended June 30, 2004. However, future goodwill impairment tests could result in a charge to earnings. K2 will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

NOTE 6 – Borrowings and Other Financial Instruments

At June 30, 2004 K2’s principal long-term borrowing facility was a three-year, $205 million revolving Credit Facility (“Facility”) expiring on March 31, 2006 with several banks and other financial institutions. The Facility was expandable to $230 million subject to certain conditions. The Facility had a $75 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, but as of June 30, 2004 bear a rate equal to the prime rate plus 0.50%, or a LIBOR interest rate plus 2.50%, and the Facility had an unused commitment fee of 0.375% per year. In addition to the Facility, K2 also had an $11.7 million term loan, expiring March 31, 2006, from certain banks participating in the Facility, bearing an interest rate equal to the LIBOR rate plus 4.00% per year, payable in equal monthly installments over the remaining term. The Facility and term loan include various covenants, including requirements that K2 maintain a minimum debt service coverage ratio and tangible net worth, as well as limiting annual capital expenditures and certain investment activities.

At June 30, 2004, borrowings of $83.5 million were outstanding under the Facility and $11.7 million was outstanding under the term loan, bearing average interest rates of 4.30% and 5.18%, respectively. At June 30, 2004 there were also letters of credit outstanding under the Facility of $19.4 million (consisting of $11.4 million of standby letters of credit and $8.0 million of trade letters of credit expiring over the next 12 months). Pursuant to the terms of the Facility, an additional $79.7 million was available for borrowing at June 30, 2004.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 6 – Borrowings and Other Financial Instruments (Continued)

On July 1, 2004, K2 entered into an Amended and Restated Credit Agreement (“Amended Facility”) to amend and restate the terms and conditions of the Facility. Many of the terms and conditions of the Facility remain unchanged, however, under the Amended Facility the amount of the revolving aggregate commitment from the banks increased to $250 million (and may be increased to $350 million under certain conditions), the expiration date was extended to July 1, 2009, the limit for letters of credit increased to $100 million, the interest rate grid reflected more favorable terms and certain covenants were modified. The Amended Facility’s covenants include requirements that K2 maintain a minimum debt service coverage ratio, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

On July 1, 2004, in conjunction with the Amended Facility, K2 repaid the $11.7 million term loan outstanding under the Facility. There is no term loan under the Amended Facility.

The Facility is subject to a “Material Adverse Effect” clause and the cash received from receivable collections is subject to the control of the lenders via a lock-box arrangement, if average excess availability, as defined, under the Facility falls below $50 million. K2 does not currently expect average excess availability, as defined, to be less than $50 million in the next twelve months. In accordance with the provisions of EITF 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” and FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements,” K2 has classified approximately $29.5 million of seasonal borrowings outstanding under the Facility at June 30, 2004 as current and the remaining balance of approximately $54.0 million as long-term debt. The Amended Facility does not have a “Material Adverse Effect clause.

At June 30, 2004, K2 also had $25.0 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the noteholders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.14 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (the “Warrants”). K2 assigned a total fair market value of $2,303,000 to the Warrants. At June 30, 2004, the aggregate unamortized fair market value of $1,699,000 is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 6 – Borrowings and Other Financial Instruments (Continued)

At June 30, 2004, K2 also had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At June 30, 2004, K2 also had $7.2 million outstanding under foreign lines of credit.

On July 1, 2004, K2 completed the sale of $200 million in 7.375% senior, unsecured notes (“Senior Notes”) due July 1, 2014. Interest is payable semi-annually on July 1 and January 1, commencing January 1, 2005. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets. See Note 11, Subsequent Events, for additional information.

NOTE 7 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2003	$(3,133)	$(5,255)	$(2,157)	$(10,545)
Currency translation adjustment	(1,080)	—	—	(1,080)
Reclassification adjustment for amounts recognized in cost of sales	—	—	1,275	1,275
Change in fair value of derivatives, net of $90 in taxes	—	—	175	175

Balance at June 30, 2004	$(4,213)	$(5,255)	$(707)	$(10,175)

Total comprehensive income was $6.5 million and $7.1 million for the three months ended June 30, 2004 and 2003, respectively. Total comprehensive income was $17.3 million and $8.0 million for the six months ended June 30, 2004 and 2003, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 8- Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options and warrants, using the treasury stock method, and of the 5% and 7.25% Debentures using the “if converted” method. The following represents a reconciliation from basic shares to fully diluted shares for the respective periods. Options to purchase 4,356,473 and 3,593,250 shares of common stock were outstanding at June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, shares of common stock issuable upon conversion of the 5% and 7.25% Debentures, which in the aggregate is $100 million outstanding, totaling 7,803,742 and warrants to purchase 767,589 shares of common stock were outstanding. For the three and six month periods ended June 30, 2004, 424,283 and 418,046 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the three and six month periods ended June 30, 2003, 806,943 and 828,952 stock options, respectively, were excluded since their inclusion would have been antidilutive. For both the three and six month periods ended June 30, 2003, 767,589 warrants were also excluded since their inclusion would have been antidilutive. The EPS calculation for six months ended June 30, 2003 also excluded 2,097,282 shares from the issuance of the 7.25% Debentures because their inclusion would have also been antidilutive.

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted EPS as well as the calculation of diluted EPS for the periods presented:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	35,273	26,832	34,894	21,954
Assumed conversion of dilutive stock options and warrants	943	536	962	446
Assumed conversion of subordinated debentures	7,803	3,365	7,803	634

Diluted average common shares outstanding (a)	44,019	30,733	43,659	23,034

Calculation of diluted earnings per share:
Net income	$6,178	$5,774	$16,918	$5,911
Add: interest component on assumed conversion of subordinated debentures, net of taxes	918	215	1,836	193

Net income, adjusted (b)	$7,096	$5,989	$18,754	$6,104

Diluted earnings per share (b/a)	$0.16	$0.19	$0.43	$0.26

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 9- Segment Information

As a result of recent acquisitions, beginning in the 2004 first quarter, K2 reclassified its business into the following three segments based on similar product types and distribution channels: Marine and Outdoor, Action Sports and Team Sports.

The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Action Sports segment includes skis, snowboards, snowshoes, in-line skates, paintball products and skateboard shoes and apparel. The Team Sports segment includes baseball and softball products and K2 Licensing & Promotion products.

The 2003 periods have been restated to reflect these reclassifications.

The segment information presented below is for the three months ended June 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2004 (b)	2003 (a)	2004 (b)	2003 (a)	2004 (b)	2003 (a)
			(Millions)
Marine and Outdoor	$107.4	$103.4	$28.9	$22.4	$16.4	$15.0
Action Sports	81.8	55.4	0.0	0.1	0.6	(2.4)
Team Sports	61.8	40.9	—	—	(0.7)	(0.1)

Total segment data	$251.0	$199.7	$28.9	$22.5	16.3	12.5

Corporate expenses, net					(3.7)	(2.3)

Gain on sale of operating division					—	1.5

Interest expense					(3.2)	(2.8)

Income before provision for income taxes					$9.4	$8.9

(a)	Results for the three months ended June 30, 2003 do not include the operating results of any of K2’s acquisitions completed during 2003 and 2004 other than for Rawlings, since these other acquisitions were completed subsequent to the June 30, 2003.
(b)	Results for the three months ended June 30, 2004 do not include the sales or operating profit of the composite utility and light pole product lines. K2 sold these product lines in May 2003, and net sales and operating profit for this business in the 2003 second quarter through the date of divestiture were $5.1 million and $9,000, respectively.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 9- Segment Information (Continued)

The segment information presented below is for the six months ended June 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2004 (b)	2003 (a)	2004 (b)	2003 (a)	2004 (b)	2003 (a)
			(Millions)
Marine and Outdoor	$206.6	$201.8	$49.3	$36.7	$31.7	$30.5
Action Sports	165.9	109.8	0.4	0.8	(3.5)	(7.1)
Team Sports	155.9	45.2	—	—	10.3	(0.6)

Total segment data	$528.4	$356.8	$49.7	$37.5	38.5	22.8

Corporate expenses, net					(6.4)	(3.8)

Gain on sale of operating division					—	1.5

Debt extinguishment costs					—	(6.7)

Interest expense					(6.5)	(4.7)

Income before provision for income taxes					$25.6	$9.1

(a)	Results for the six months ended June 30, 2003 do not include the operating results of any of K2’s acquisitions completed during 2003 and 2004, other than for Rawlings, since these other acquisitions were completed subsequent to June 30, 2003. Results for the six months ended June 30, 2003, only include the results of Rawlings for the three months ended June 30, 2003 as Rawlings was acquired by K2 Inc. on March 26, 2003.
(b)	Results for the six months ended June 30, 2004 do not include the sales or operating profit of the composite utility and light pole product lines. K2 sold these product lines in May 2003, and net sales and operating profit for this business in the 2003 first six months through the date of divestiture were $12.6 million and $0.9 million, respectively.

Total assets by operating segment were as follows:

	June 30, 2004	December 31, 2003
	(Millions)
Marine and Outdoor	$249.0	$201.3
Action Sports	342.3	391.5
Team Sports	254.9	243.1

Total segment data	846.2	835.9

Corporate	41.4	36.0

Total	$887.6	$871.9

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 10 – Contingencies

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At June 30, 2004 and December 31, 2003, K2 had recorded an estimated liability of approximately $838,000 and $980,000, respectively, for environmental liabilities with no insurance recovery expected. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

K2 is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of product liability, patent, commercial, employment and environmental matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” K2 makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. K2 believes that it has adequate provisions for such matters. K2 reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular legal matter. Litigation is inherently unpredictable. However, K2 believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 11 – Subsequent Events

Acquisitions

On June 30, 2004, K2 completed the acquisition of Marmot Mountain Ltd. (“Marmot”). Marmot, founded in 1971, is a leader in the premium technical outdoor apparel and equipment market. Marmot’s product lines include performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags. The purchase price was approximately $85.5 million plus the repayment of permanent and seasonal working capital debt. The transaction consideration consisted of $42.7 million in cash, the issuance of 2,840,123 shares of K2 Inc. common stock and the assumption of debt. The Marmot acquisition is not reflected in K2’s June 30, 2004 balance sheet in this filing on Form 10-Q.

On July 7, 2004, K2 completed the acquisitions of Völkl Sports Holding AG (“Völkl”) and The CT Sports Holding AG (“Marker”). Founded in 1889, Völkl is a well established and recognized brand in the worldwide alpine ski market. Marker was founded in 1952, and has gained worldwide recognition for its patented ski-bindings. The purchase price was approximately $91.3 million plus the assumption of seasonal working capital debt. The transaction consideration consisted of $63.9 million in cash, the issuance of 1,821,073 shares of K2 Inc. common stock and the assumption of debt.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 11 – Subsequent Events (Continued)

These transactions will be accounted for under the purchase method of accounting and, accordingly, the purchased assets and assumed liabilities will be recorded at their estimated fair values at the date of the acquisition. The purchase transactions are estimated to result in an excess of cost over net tangible assets acquired. The preliminary purchase price allocation pf these transactions assumes the excess of cost over net tangible assets acquired will be allocated to goodwill, and is thus not amortized. The final allocations, however, could include identifiable intangible assets with finite and indefinite lives separate from goodwill. Should there be assets with definite lives, those assets would be subject to amortization resulting in additional amortization expense. The final allocations of the purchase price will be completed by the end of 2004. The results of the operations of Marmot, Völkl and Marker will be included in the consolidated financial statements of K2 beginning with the date of the acquisitions.

Financing and Equity Activities

On July 1, 2004, K2 entered into the Amended Facility to amend and restate the terms and conditions of the Facility. Many of the terms and conditions of the Amended Facility remain unchanged, however, under the Amended Facility the amount of the revolving aggregate commitment from the banks increased to $250 million (and may be increased to $350 million under certain conditions), the expiration date was extended to July 1, 2009, the limit for letters of credit increased to $100 million, the interest rate grid reflected more favorable terms and certain covenants were modified. The Amended Facility’s covenants include requirements that K2 maintain a minimum debt service coverage ratio, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

On July 1, 2004, K2 completed the sale of 6.4 million shares of its common stock at $15.50 per share. The net proceeds to K2 from the offering were approximately $94.0 million and were used to repay borrowings under the Amended Facility.

On July 1, 2004, K2 completed the sale of $200 million in 7.375% senior, unsecured notes (“Senior Notes”) due July 1, 2014. Interest is payable semi-annually on July 1 and January 1, commencing January 1, 2005. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 11 – Subsequent Events (Continued)

The net cash proceeds from the offering of the Senior Notes were approximately $194.5 million. This amount was initially funded into an escrow account pending the consummation of the acquisitions of Völkl and Marker. On July 7, 2004, the acquisitions of Völkl and Marker were completed and the net cash proceeds were released from the escrow account to K2. A portion of the net cash proceeds were used to fund the Völkl and Marker acquisitions and to repay all of the borrowings outstanding under K2’s Amended Facility. The remaining cash proceeds are to be used for working capital and general corporate purposes, including acquisitions.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of the factors discussed below under the Statement Regarding Forward-Looking Disclosure section and elsewhere in this quarterly report on Form 10-Q.

K2 is a premier, sporting goods company with a diverse portfolio of leading sporting goods brands. The Marine and Outdoor segment represented $206.6 million, or 39.1%, of K2’s 2004 first six months consolidated net sales; Action Sports represented $165.9 million, or 31.4% of 2004 first six months consolidated net sales; and K2’s Team Sports segment had net sales of $155.9 million, or 29.5% of 2004 first six months consolidated net sales.

Matters Affecting Comparability

Acquisitions. K2’s operating results for the 2004 second quarter and six months include the operating results of each of the businesses acquired in 2003 and of the businesses acquired in 2004 since their respective acquisitions dates, however the consolidated condensed statements of income for the quarter and six months ended June 30, 2003 includes only the results of Rawlings since the acquisition of Rawlings was completed on March 26, 2003, and all of the other acquisitions mentioned above were completed subsequent to June 30, 2003. The entire $51.3 million increase in net sales, when compared to the 2003 second quarter, is attributable to K2’s acquisitions during the second half of 2003 and 2004. Approximately $171.2 million of the $171.6 million increase in net sales, when compared to the 2003 first six months, is attributable to K2’s acquisitions during 2003 and 2004. For further discussion of K2’s acquisition activities during 2003 and 2004, see Note 4 to Notes to Consolidated Condensed Financial Statements.

Divestiture. On May 27, 2003, K2 completed the sale of the assets of its composite utility and decorative light poles and related product lines (the “Division”) of its Marine and Outdoor products segment. The division had $12.6 million of net sales in the 2003 first six months through the date of divestiture. The 2003 second quarter and six months included a gain on the sale of the Division of $1.5 million ($1.0 million, net of taxes).

Debt Extinguishment Costs. K2’s operating results for the 2003 first six months include approximately $6.7 million of debt extinguishment costs in conjunction with K2’s debt refinancing activities in March 2003. K2 expensed approximately $2.0 million of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million was paid in cash and expensed for a make-whole premium related to the prepayment of senior notes.

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Statements of Consolidated Condensed Income for the quarter and six months ended June 30:

	For the three months ended June 30				For the six months ended June 30
			Increase /(Decrease)				Increase
(In millions, except per share data)	2004	2003	$	%	2004	2003	$	%
Net sales	$251.0	$199.7	$51.3	25.7%	$528.4	$356.8	$171.6	48.1%
Gross profit	77.4	60.2	17.2	28.6%	164.0	107.4	56.6	52.7%
Operating income	12.4	10.1	2.3	22.8%	32.0	18.8	13.2	70.2%
Net income (a)	6.2	5.8	0.4	6.9%	16.9	5.9	11.0	186.4%

Diluted earnings per share	$0.16	$0.19	$(0.03)	(15.8)%	$0.43	$0.26	$0.17	65.4%

Expressed as a percentage of net sales:
Gross margin (b)	30.8%	30.1%			31.0%	30.1%
Selling, general and administrative expense	25.9%	25.1%			25.0%	24.8%
Operating margin (a)	4.9%	5.1%			6.1%	5.3%

(a)	Net income for the 2003 six months includes $6.7 million ($4.4 million net of taxes) for debt extinguishment costs as discussed in Matters Affecting Comparability above.
(b)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Condensed Statements of income.

Acquisitions

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc., (“Fotoball”), a marketer and manufacturer of souvenir and promotional products, principally for team sports, in a stock-for-stock exchange offer/merger transaction. Subsequent to the completion of the merger, K2 changed the name of Fotoball to K2 Licensing & Promotions, Inc.

On April 19, 2004, K2 completed the acquisition of substantially all of the assets of Worr Game Products, Inc., and All-Cad Manufacturing, Inc., (collectively, “Worr Games”), businesses engaged in the design, manufacturing, selling and distribution of paintball markers and paintball-related products and accessories.

Also, on April 19, 2004, K2 completed the acquisition of substantially all of the assets of IPI Innovations, Inc. (“IPI”), a business engaged in the design, manufacturing, selling and distribution of gun and bow mounting systems, and other products and accessories for all-terrain vehicles.

On May 12, 2004, K2 also completed the acquisition of substantially all of the assets of Ex Officio, a leader in the design and manufacture of men and women’s apparel for the outdoor and adventure travel markets, in an all cash transaction. Ex Officio’s products are characterized by technical features, performance fabrics, and outdoor styles, and are used in a variety of activities including fishing, kayaking, trekking, exploring, and other leisure activities. Ex Officio also markets a line of insect repellent clothing under the Buzz Off® brand.

During 2003, K2 also completed seven acquisitions, including the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), on March 26, 2003, Worth, Inc. (“Worth”), on September 16, 2003 and Brass Eagle, Inc. (“Brass Eagle”), on December 8, 2003 as well as four smaller acquisitions.

The statements of consolidated condensed income for the quarter and six months ended June 30, 2004 includes the operating results of each of the acquired businesses in 2003 and of the acquired businesses in 2004 since their respective acquisitions dates, however the statement of consolidated condensed income for the quarter and six months ended June 30, 2003 does not include the operating results of the business acquired during 2003 or 2004 other than for Rawlings, since the acquisitions of each of these other businesses were completed subsequent to June 30, 2003. The statement of consolidated condensed income for the three months ended June 30, 2003 does include the results of Rawlings as the acquisition of Rawlings was completed on March 26, 2003.

For further discussion of K2’s acquisition activities, see Note 4 to Notes to Consolidated Condensed Financial Statements.

Downsizing and Restructuring Activities

Pursuant to the acquisitions made by K2 during 2003 and 2004, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” during 2003 and 2004, K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $5.1 million and $0.3 million, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2003 or 2004.

Comparative Second Quarter Results of Operations

Net sales of K2 for the three months ended June 30, 2004 were $251.0 million as compared with $199.7 million in the year-earlier period. Net income for the second quarter of 2004 was $6.2 million, or $.16 per diluted share, as compared with $5.8 million, or $.19 per diluted share, in the second quarter of 2003.

As a result of recent acquisitions, beginning in the 2004 first quarter, K2 has reclassified its business into the following three segments based on similar product types and distribution channels: Marine and Outdoor, Team Sports, and Action Sports.

Net Sales. In the Marine and Outdoor segment, net sales totaled $107.4 million in the 2004 second quarter as compared with $103.4 million in the prior year’s second quarter. The 2003 second quarter included $5.1 million of net sales related to Shakespeare’s® composite utility and decorative light poles and related product lines (the “Division”). K2 sold the assets of the Division in May 2003. The overall improvement in net sales during 2004 (excluding the 2003 first quarter net sales of the Division), resulted mainly from increased sales of Shakespeare® fishing tackle products of $5.3 million and Stearns® outdoor products of $1.9 million, as well as new sales of ATV accessory products of $1.2 million resulting from K2’s acquisition of IPI during the second quarter of 2004. Sales of Shakespeare® fishing tackle products improved, reflecting growth in sales of Ugly Stik® rods, Pflueger® reels, kits and combos and marine antennas. Increased sales of Stearns® outdoor products reflected higher demand for children’s flotation products.

In the Action Sports segment, net sales increased to $81.8 million as compared to $55.4 million in the prior year’s second quarter. The increase is the result of $32.2 million in net sales of paintball products and technical apparel (companies acquired after the 2003 second quarter), and from higher sales of skateboard shoes of $3.6 million, snowboard products of $2.3 million and skis of $1.8 million. Partially offsetting these improvements was a decline in sales of in-line skates of $15.8 million. The increase in sales of skateboard shoes reflects the strong sell through of the Adio® shoe brand and an expanded retail distribution network. The increase in snowboard sales resulted mainly from the popularity of the Ride® brand, while ski sales benefited from the popularity of K2® skis in the domestic and European markets. The decline in in-line skates sales is the result of sluggish worldwide retail sales for the industry, caused by soft consumer demand.

Net sales of the Team Sports segment were $61.8 million for the 2004 second quarter as compared to $40.9 million in the prior year’s second quarter. The increase from 2003 is the result of the acquisition of Worth at the end of the 2003 third quarter and K2 Licensing & Promotions in January 2004.

K2’s international operations (operating locations outside of the United States) represented $54.7 million, or 21.8% of K2’s consolidated net sales for the three months ended June 30, 2004 as compared to $48.1 million, or 24.1% of K2’s consolidated net sales for the three months ended June 30, 2003. The increase in net sales for the international operations was due to improved ski and snowboard sales of $2.7 million, as well as $2.8 million of higher sales of Shakespeare® monofilament products in Europe. These increases were partially offset by lower international sales of in-line skates of $13.0 million.

Gross profit. Gross profits for the second quarter of 2004 increased 28.6% to $77.4 million, or 30.8% of net sales, as compared with $60.2 million, or 30.1% of net sales, in the year ago quarter. The improvement in gross profit dollars for the quarter was attributable to the increase in second quarter sales volume and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was due to a more favorable product mix as compared to 2003 resulting from K2’s recent acquisitions, fewer close-out sales in the current year’s quarter as compared to the prior year, as well as continued reduced products costs associated with the China manufacturing facility. These improvements were partially offset by increased raw material costs.

Costs and Expenses. Selling expenses for the 2004 second quarter were $41.6 million, or 16.6% of net sales, as compared with $30.4 million, or 15.2% of net sales, in the prior year’s second quarter. General and administrative expenses for the 2004 second quarter were $23.4 million, or 9.3% of net sales, as compared with $19.7 million, or 9.9% of net sales, in the prior year’s second quarter. The increase in selling expenses in dollars and as a percentage of net sales was attributable to the increase in sales volume for the 2004 second quarter as compared to the prior year and recent acquisitions made by K2 which resulted in additional selling expenses of $7.7 million. The increase in general and administrative expenses in dollars for the 2004 second quarter was primarily attributable to higher sales volume during the 2004 period and recent acquisitions made by K2 which resulted in additional general and administrative expenses of $5.6 million. As a percentage of net sales, general and administrative expenses declined due to the enhanced leveraging of expenses over higher sales volume.

Operating Income. Operating income for the 2004 second quarter improved to $12.4 million, or 4.9% of net sales, as compared to operating income of $10.1 million, or 5.1% of net sales, a year ago. The improvement in operating income was due to the increase in sales volume and gross profit percentage in the 2004 second quarter as compared to the prior year.

K2’s international operations (for operating locations outside of the United States) had $0.3 million of operating income for the three months ended June 30, 2004 as compared to $3.2 million, or 31.7% of K2’s operating income for the three months ended June 30, 2003. The decrease in operating income during 2004 was attributable to increased raw material costs and the decline in in-line skate sales.

Income Taxes. During the 2004 period, the effective income tax rate was 34% as compared to 35% during the 2003 period. The decline in the effective tax rate in 2004 was due to the impact of K2’s divestiture of the composite utility and decorative light poles and related product lines of its Marine and Outdoor products segment during 2003.

Interest Expense. Interest expense was $3.2 million in the 2004 second quarter as compared to $2.8 million in the year-earlier period. The increase in interest expense for 2004 was primarily attributable to higher average borrowing levels during the quarter resulting from K2’s acquisitions during 2003 and 2004.

Comparative Six-Month Results of Operations

Net sales of K2 for the six months ended June 30, 2004 were $528.4 million as compared with $356.8 million in the year-earlier period. Net income for the first six months of 2004 was $16.9 million, or $.43 per diluted share, as compared with $5.9 million, or $.26 per diluted share, in the first six months of 2003.

As a result of recent acquisitions, beginning in the 2004 first quarter, K2 has reclassified its business into the following three segments based on similar product types and distribution channels: Marine and Outdoor, Team Sports and Action Sports.

Net Sales. In the Marine and Outdoor segment, net sales totaled $206.6 million in the 2004 six months as compared with $201.8 million in the prior year’s six months. The 2003 six months included $12.6 million of net sales related to Shakespeare’s® composite utility and decorative light poles and related product lines (the “Division”). K2 sold the assets of the Division in May 2003. The overall improvement in net sales during 2004 (excluding the 2003 first six months net sales of the Division), resulted from increased sales of Shakespeare® fishing tackle products of $8.0 million, Stearns® outdoor products of $6.5 million and Shakespeare® monofilament products of $2.9 million. Sales of Shakespeare® fishing tackle products improved, reflecting growth in sales of Pflueger® reels, kits and combos and marine antennas. Increased sales of Stearns® outdoor products reflected higher demand for rain gear and children’s flotation products. Increased sales of Shakespeare monofilament products reflected higher demand in the European markets.

In the Action Sports segment, net sales for the 2004 first six months increased to $165.9 million as compared to $109.8 million in the prior year’s six months. The increase is the result of $57.4 million in net sales of paintball products, snowshoes and technical apparel (companies acquired after the 2003 second quarter), and from higher sales of skateboard shoes of $7.1 million, snowboard products of $2.8 million and skis of $2.8 million. Partially offsetting these improvements was a decline in sales of in-line skates of $15.6 million. The increase in sales of skateboard shoes reflects the strong sell through of the Adio® shoe brand and an expanded retail distribution network. The increase in snowboard sales resulted mainly from the popularity of the Ride® brand, while ski sales benefited from the popularity of K2® skis in the domestic and European markets. The decline in in-line skates sales is the result of sluggish worldwide retail sales for the industry, caused by soft consumer demand.

Net sales of the Team Sports segment were $155.9 million for the 2004 first six months as compared to $45.2 million in the prior year’s first six months. The increase from 2003 is the result of the acquisitions of Rawlings in March 2003, Worth in September 2003 and K2 Licensing & Promotions in January 2004.

K2’s international operations (operating locations outside of the United States) represented $116.0 million, or 22.0% of K2’s consolidated net sales for the six months ended June 30, 2004 as compared to $104.0 million, or 29.1% of K2’s consolidated net sales for the six months ended June 30, 2003. The increase in net sales for the international operations was due to improved ski and snowboard sales of $4.8 million as well as $5.4 million of higher sales of Shakespeare® monofilament products in Europe. These increases were partially offset by lower international sales of in-line skates of $12.3 million.

Gross profit. Gross profits for the first half of 2004 increased 52.7% to $164.0 million, or 31.0% of net sales, as compared with $107.4 million, or 30.1% of net sales, in the year ago first six months. The improvement in gross profit dollars was attributable to the increase in 2004 first half sales volume and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was due to a more favorable product mix as compared to 2003 resulting from K2’s recent acquisitions, fewer close-out sales in the current year’s quarter as compared to the prior year, as well as continued reduced products costs associated with the China manufacturing facility. These improvements were partially offset by increased raw material costs.

Costs and Expenses. Selling expenses for the 2004 first six months were $83.6 million, or 15.8% of net sales, as compared with $53.6 million, or 15.0% of net sales, in the prior year’s first six months. General and administrative expenses for the 2004 first six months were $48.4 million, or 9.2% of net sales, as compared with $34.9 million, or 9.8% of net sales, in the prior year’s first six months. The increase in selling expenses in dollars and as a percentage of net sales was attributable to the increase in sales volume for the 2004 six months as compared to the prior year, recent acquisitions made by K2 which resulted in additional selling expenses of $23.9 million, and higher translated expenses of $2.2 million as the result of stronger foreign currencies relative to the U.S. dollar as compared to 2003. The increase in general and administrative expenses in dollars for the 2004 first six months was primarily attributable to higher sales volume during the 2004 period, recent acquisitions made by K2 which resulted in additional general and administrative expenses of $12.6 million, and higher translated expenses of $0.9 million for the 2004 first six months as the result of stronger foreign currencies relative to the U.S. dollar as compared to 2003. As a percentage of net sales, general and administrative expenses declined due to the enhanced leveraging of expenses over higher sales volume.

Operating Income. Operating income for the 2004 first six months improved to $32.0 million, or 6.1% of net sales, as compared to operating income of $18.8 million, or 5.3% of net sales, a year ago. The improvement in operating income was due to the increase in sales volume and gross profit percentage in the first six months of 2004 as compared to the prior year.

K2’s international operations (for operating locations outside of the United States) represented $4.7 million, or 14.7% of K2’s operating income for the six months ended June 30, 2004 as compared to $7.7 million, or 41.0% of K2’s operating income for the six months ended June 30, 2003. The decrease in operating income during 2004 was attributable to increased raw material costs and the decline in in-line skate sales.

Interest Expense. Interest expense was $6.5 million in the 2004 first six months as compared to $4.6 million in the year-earlier period. The increase in interest expense for 2004 was primarily attributable to higher average borrowing levels during the period resulting from K2’s acquisitions during 2003 and 2004.

Debt Extinguishment Costs In conjunction with K2’s debt refinancing activities in March 2003, K2 expensed approximately $2.0 million ($1.4 million, or $.06 per diluted share, after tax) in the 2003 first six months of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.0 million, or $.13 per diluted share, after tax) was paid in cash and expensed for a make-whole premium related to the prepayment of senior notes.

Income Taxes. During the 2004 period, the effective income tax rate was 34% as compared to 35% during the 2003 period. The decline in the effective tax rate in 2004 was due to the impact of K2’s divestiture of the composite utility and decorative light poles and related product lines of its Marine and Outdoor products segment during 2003.

Liquidity and Capital Resources

Cash Flow Activity

K2’s operating activities provided $57.0 million of cash in the current year’s first six months as compared to $63.2 million in the 2003 first six months. The decline in cash from operations during 2003 was primarily attributable to a smaller decline in accounts receivable during the 2004 period of $19.9 million and a decrease in accounts payable of $27.4 million during the 2004 period as compared to the prior year’s increase of $3.7 million. These declines were partially offset by higher net income in 2004 of $11.0 million as compared to 2003 and a larger decline in inventories during 2004 as compared to 2003 of $32.6 million. The improvement in net income for 2004 was attributable to K2’s higher sales volume and higher gross margins. In addition, during 2003, K2 incurred $6.7 million of debt extinguishment costs related to its debt refinancing activities in the 2003 first six months.

Net cash used for investing activities was $47.8 million in the current year’s first six months, as compared to $8.0 million of cash provided by investing activities in the prior year. The increase in cash used in investing activities was due to an increase in capital expenditures of $6.3 million, and an increase in cash used to acquire new businesses of $25.7 million. In addition the 2003 period had $19.0 million of cash proceeds from the sale of an operating division. There were no material commitments for capital expenditures at June 30, 2004.

Net cash used in financing activities was $12.2 million in the 2004 first six months as compared with $41.6 million in the corresponding year-ago period. The decrease in cash used in financing activities during the 2004 period was due to lower net payments of debt in the 2004 period of $20.4 million and no monies spent on debt issuance costs during the 2004 period as compared to $7.5 million spent during the 2003 period.

Capital Structure and Resources

At June 30, 2004, K2’s principal long-term borrowing facility was a three-year $205 million revolving credit facility (the “Facility”) expiring on March 31, 2006, secured by all of K2’s assets in the United States, Canada and England. Total availability under the Facility was determined by a borrowing formula based on eligible trade receivables and inventory. The Facility was expandable to $230 million and had a $75 million limit for the issuance of letters of credit. At June 30, 2004, there were $83.5 million of borrowings outstanding under the Facility, $19.4 million of outstanding letter of credit issuances (consisting of $11.4 million of standby letters of credit and $8.0 million of trade letters of credit which expire over the next 12 months) and $79.7 million of available borrowing capacity. At June 30, 2004, K2 also had outstanding a $11.7 million term loan, payable in equal monthly principal payments through March 31, 2006, $25.0 million of 7.25% convertible subordinated debentures due March 2010 and $75.0 million of 5.00% convertible senior debentures due June 2010. At June 30, 2004, K2 had $7.2 million outstanding under various foreign lending arrangements.

The Facility was subject to a “Material Adverse Effect” clause and the cash received from receivable collections is subject to the control of the lenders via a lock-box arrangement, if average excess availability, as defined, under the Facility falls below $50 million. K2 does not currently expect average excess availability, as defined, to be less than $50 million in the next twelve months. In accordance with the provisions of EITF 95-22, “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement” and FASB Technical Bulletin 79-3, “Subjective Acceleration Clauses in Long-Term Debt Agreements,” K2 has classified approximately $29.5 million of seasonal borrowings outstanding under the Facility at June 30, 2004 as current and the remaining balance of approximately $54.0 million as long-term debt.

The Facility limits K2’s ability to pay cash dividends and make stock repurchases to $1,000,000 per each fiscal year, of which the full amount was available as of June 30, 2004.

On July 1, 2004, K2 entered into an Amended and Restated Credit Agreement (“Amended Facility”) to amend and restate the terms and conditions of the Facility. Many of the terms and conditions of the Amended Facility are unchanged, however, under the Amended Facility the amount of the revolving aggregate commitment from the banks increased to $250 million (expandable to $350 million), the expiration date was extended to July 1, 2009, the limit for letters of credit increased to $100 million, the interest rate grid reflects more favorable terms and certain covenants were modified. The Amended Facility’s covenants include requirements that K2 maintain a minimum debt service coverage ratio, limits on capital expenditures, indebtedness, dividends and certain investment activities.

On July 1, 2004, in conjunction with the Amended Facility, K2 repaid the $11.7 million term loan outstanding under the Facility. There is no term loan under the Amended Facility.

On July 1, 2004 K2 also completed the sale of 6.4 million shares of its common stock at $15.50 per share. The net proceeds to K2 from the offering were approximately $94.0 million and were used to repay borrowings under the Amended Facility.

On July 1, 2004, K2 completed the sale of $200 million in 7.375% senior unsecured notes (“Senior Notes”) due July 1, 2014. The net cash proceeds from the offering of the Senior Notes was $194.5 million. A portion of the net cash proceeds were used to fund the Völkl and Marker acquisitions and to repay all of the borrowings outstanding under K2’s Amended Facility. The remaining cash proceeds are to be used for general corporate purposes.

K2 believes that the remaining cash proceeds available for general corporate purposes from the Senior Notes, credit available under the Amended Facility, together with cash flow from operations will be sufficient for K2’s business needs through June 30, 2005. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Amended Facility.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at June 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

			Due in
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt	$193,550	$36,215	$59,034	$—	$98,301
Operating leases	32,061	7,621	11,417	7,952	5,071
Contingent acquisition consideration	7,100	7,100	—	—	—

Total contractual cash obligations	$232,711	$50,936	$70,451	$7,952	$103,372

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” K2 assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. K2 determined there were no indicators of impairment of long-lived assets as of June 30, 2004.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements and tradenames/trademarks which have weighted average useful lives of approximately 9 years, 8 years, 7 years and 5 years, respectively.

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

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the pension plans exceeded the fair value of the plan assets by $15.6 million at December 31, 2003. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholder’s equity, of $6.8 million ($4.4 million, net of taxes) at December 31, 2003. Based on this amount recorded, K2 had $15.2 of net pension liabilities as of December 31, 2003, consisting of $15.6 in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.4 million. As of June 30, 2004 and December 31, 2003, K2 treated $3.5 million and $4.0 million, respectively, of the pension liability as current and $11.2 million as long-term. For the quarter and six months ended June 30, 2004, K2 made approximately $0.5 million of contributions to the pension plans. K2 estimates $4.0 million of total contributions to the pension plans during the twelve months ended December 31, 2004.

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

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk

Fluctuations in foreign currency exchange rates can affect K2’s earnings and cash flows. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over quarterly time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At June 30, 2004, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $35.3 million.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected third quarter 2004 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

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

As of June 30, 2004, K2 had $100.0 million in principal amount of fixed rate debt represented by the convertible subordinated debentures and $102.4 million of variable rate debt represented by borrowings under the revolving credit facility, term loan and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of June 30, 2004, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.0 million on an annual basis. At June 30, 2004, up to $79.7 million of variable rate borrowings were available under K2’s $205 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. At June 30, 2004, K2 had no such derivative financial instruments outstanding.

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

An evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that K2’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

In addition, the Chief Executive Officer and the Chief Financial Officer have concluded that there have been no changes to K2’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter, that has materially affected, or are reasonably likely to materially affect, K2’s internal control over financial reporting.

Rawlings®, Worth®, Shakespeare®, Pflueger®, Brass Eagle®, Stearns®, K2®, Volkl®, Ride®, Marmot®, Marker®, Planet Earth®, Adio®, Hawk® skateboard shoes, Tubbs®, Atlas®, JT®, Worr Games®, and Dana Designs® are trademarks or registered trademarks of K2 Inc. or its subsidiaries in the United States or other countries.

PART II - OTHER INFORMATION

ITEM 4	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Stockholders of K2 held May 13, 2004, the following actions were taken:

	(1)	Two directors were elected:

Wilford D. Godbold, Jr. – 28,585,532 votes for and 2,712,399 votes withheld;

Lou L. Holtz – 28,854,881 votes for and 2,554,050 votes withheld;

The following directors term in office as a director continued after the meeting:

Richard J. Heckmann
Jerry E. Goldress
Robin E. Hernreich
Stewart M. Kasen
Alfred E. Osborne, Jr.
Dan Quayle
Edward F. Ryan

	(2)	The selection by the Board of Directors of Ernst & Young LLP as K2’s independent auditors for the year 2004 was ratified as follows:

30,954,048 votes for, 401,850 votes against and 53,025 votes abstained.

	(3)	The approval of the K2 Inc. 2004 Long-Term Incentive Plan as follows:

19,939,796 votes for, 3,497,625 votes against and 133,263 votes abstained.

	(4)	The approval of an amendment to K2’s certificate of incorporation to increase the authorized common stock of K2 from 60,000,000 to 110,000,000 shares as follows:

26,597,825 votes for, 4,736,427 votes against and 74,679 votes abstained.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

4	K2 Inc. 2004 Long-Term Incentive Plan, as approved by stockholders on May 13, 2004 and amended on June 30, 2004.

10	Amendment No. 1 to Reimbursement Agreement dated as of July 6, 2004 between Richard J. Heckmann and K2 Inc.

31.1	Certification of Chief Executive Officer Pursuant Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

(b)	Reports on Form 8-K filed in the three months ended June 30, 2004.

Report on Form 8-K pursuant to Item 5 filed on April 20, 2004, relating to K2’s purchase of substantially all of the assets of Worr Game Products, Inc., All-Cad Manufacturing, Inc., IPI Innovations, Inc., IPI ATV, Corp., IPI Marketing, LLC and HHH Enterprises, LLC.

Report on Form 8-K pursuant to Item 5 filed on June 16, 2004 relating to the commencement of an offering of $150 million in aggregate principal Senior Notes due 2014.

Report on Form 8-K pursuant to Items 2, 5 and 7 filed on June 16, 2004 relating to (1) K2’s execution of Stock and Loan Purchase Agreements to acquire all of the outstanding shares of Völkl Sports Holding AG and CT Sports Holding AG; (2) entering into an Agreement and Plan of Merger to merge Marmot Mountain Ltd., into a wholly-owned subsidiary of the K2; (3) K2’s previously announced acquisitions of Worr Game Products, Inc. and Innovative Products; (4) K2’s completion of the purchase of Ex Officio; (5) K2’s intent to amend and restate its existing revolving credit facility; and (6) the unaudited pro forma condensed combined financial data for K2, Völkl and Marker, as well as audited financial statements for Völkl and Marker. The report on Form 8-K included the required information under Item 7.

Report on Form 8-K pursuant to Items 2, 5 and 7 filed on June 28, 2004, relating to K2’s pricing of the private placement of its senior notes and public offering of its common stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)

Date: August 9, 2004	/s/ JOHN J. RANGEL
John J. Rangel
Senior Vice President and Chief Financial Officer