Form 10-Q
period 2004-09-30
K2 INC
filed 2004-11-09
CIK 6720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2004.

Common Stock, par value $1.00	46,685,505 Shares

FORM 10-Q QUARTERLY REPORT

PART - 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

STATEMENTS OF CONSOLIDATED CONDENSED INCOME

(Thousands, except per share figures)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
		(Unaudited)
Net sales	$333,460	$167,963	$861,811	$524,754
Cost of products sold	214,274	113,094	578,627	362,524

Gross profit	119,186	54,869	283,184	162,230
Selling expenses	56,736	29,500	140,349	83,114
General and administrative expenses	34,877	17,614	83,295	52,513

Operating income	27,573	7,755	59,540	26,603
Interest expense	7,299	2,640	13,811	7,248
Debt extinguishment costs	—	—	—	6,745
Other income, net	(426)	(54)	(604)	(1,654)

Income before income taxes	20,700	5,169	46,333	14,264
Provision for income taxes	7,502	1,808	16,217	4,992

Net income	$13,198	$3,361	$30,116	$9,272

Basic earnings per share:
Net income	$0.28	$0.12	$0.78	$0.39

Diluted earnings per share:
Net income	$0.26	$0.12	$0.69	$0.38

Basic shares outstanding	46,472	27,274	38,753	23,576
Diluted shares outstanding	55,148	34,487	47,503	26,623

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands, except number of shares)

	September 30 2004	December 31 2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$37,196	$21,256
Accounts receivable, less allowances for doubtful accounts of $12,832 (2004) and $7,558 (2003)	334,650	224,818
Inventories, net	307,140	237,152
Deferred taxes and income taxes receivable	30,758	40,023
Prepaid expenses and other current assets	27,250	13,083

Total current assets	736,994	536,332
Property, plant and equipment	259,717	204,738
Less allowance for depreciation and amortization	127,841	113,716

	131,876	91,022
Goodwill	360,600	147,047
Intangible assets, net	89,442	81,800
Other	25,128	15,670

Total Assets	$1,344,040	$871,871

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$48,065	$10,751
Accounts payable	95,300	77,304
Accrued payroll and related	44,262	33,040
Other accrued liabilities	101,628	61,540
Current portion of long-term debt	18,596	72,126

Total current liabilities	307,851	254,761
Long-term pension liabilities	11,173	11,173
Long-term debt	218,093	35,194
Deferred taxes	42,169	38,636
Convertible subordinated debentures	98,418	98,067
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued
Common Stock, $1 par value, authorized 110,000,000 shares in 2004 and 60,000,000 in 2003, issued and outstanding shares 47,402,981 in 2004 and 34,146,798 in 2003	47,403	34,147
Additional paid-in capital	498,921	313,142
Retained earnings	137,733	107,617
Employee Stock Ownership Plan and stock option loans	(1,131)	(1,214)
Treasury shares at cost, 747,234 shares in 2004 and 2003	(9,107)	(9,107)
Accumulated other comprehensive loss	(7,483)	(10,545)

Total Shareholders’ Equity	666,336	434,040

Total Liabilities and Shareholders’ Equity	$1,344,040	$871,871

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)

	Nine months ended September 30
	2004	2003
Operating Activities
Net income	$30,116	$9,272
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operating division	—	(1,504)
Depreciation and amortization	19,879	14,275
Deferred taxes	13,343	—
Changes in current assets and current liabilities	(46,066)	27,522

Net cash provided by operating activities	17,272	49,565
Investing Activities
Property, plant & equipment expenditures	(24,242)	(15,067)
Disposals of property, plant & equipment	381	21
Purchase of businesses, net of cash acquired	(113,467)	(16,300)
Proceeds received from sale of operating division	—	20,132
Other items, net	(1,474)	(2,365)

Net cash used in investing activities	(138,802)	(13,579)
Financing Activities
Issuance of senior notes	200,000	—
Issuance of convertible subordinated debentures	—	100,000
Borrowings under long-term debt	479,015	388,507
Payments of long-term debt	(615,069)	(492,844)
Net payments on accounts receivable purchase facility	—	(25,702)
Net increase (decrease) in short-term bank loans	(15,956)	1,855
Net proceeds from equity issuance	93,740	—
Debt issuance costs	(8,353)	(7,917)
Proceeds received from exercise of stock options	4,093	3,502

Net cash provided by (used in) financing activities	137,470	(32,599)

Net increase in cash and cash equivalents	15,940	3,387
Cash and cash equivalents at beginning of year	21,256	11,228

Cash and cash equivalents at end of period	$37,196	$14,615

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2004

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2 – Newly Adopted Accounting Standards

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

During 2003, the FASB revised SFAS 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits”: This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It requires disclosures beyond those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 2 – Newly Adopted Accounting Standards (Continued)

In addition, the revised statement requires interim-period disclosures regarding the amount of net periodic benefit cost recognized and the total amount of the employers’ contributions paid and expected to be paid during the current fiscal year. It does not change the measurement or recognition of those plans.

The following table provides the components of benefit costs for the three and nine months ended September 30:

	For the three months ended September 30		For the nine months ended September 30
(Thousands)	2004	2003	2004	2003
Service cost	$428	$420	$1,328	$1,260
Interest cost	1,278	1,030	3,338	3,090
Expected return on assets	(1,017)	(890)	(2,837)	(2,670)
Amortization of:
Prior service cost	16	20	46	60
Actuarial loss	462	260	732	780
Curtailment/settlement loss recognized	353	10	353	30

Total net periodic benefit cost	$1,520	$850	$2,960	$2,550

Effective August 31, 2004, K2 froze its pension plans (the “plans”). This resulted in active participants no longer accruing benefits under the plans. Participants will remain eligible to receive benefits they have earned under the plans through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plans. The impact of this plan change on K2’s benefit costs is a one-time recognized curtailment loss of $353,000 in the 2004 third quarter. The impact on future benefit costs is the elimination of the service cost and a reduction of the projected benefit obligation for future pay increases. This plan change has further resulted in an estimated reduction in benefit costs for the 2005 year of $3.2 million.

K2’s expected cash contribution to its plans in 2004 is $3.5 million. During the three and nine months ended September 30, 2004, K2 made contributions totaling approximately $3.0 million and $3.5 million, respectively to the plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 3 – Stock Based Compensation

K2 currently applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. K2 has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation cost been determined based upon the fair value at the grant date for K2’s stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	For the three months ended September 30		For the nine months ended September 30
	2004	2003	2004	2003
	(Thousands, except per share data, percentage data and expected life)
Net income as reported	$13,198	$3,361	$30,116	$9,272
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	529	147	1,616	440

Net income, adjusted	$12,669	$3,214	$28,500	$8,832

Earnings per share:
Basic - as reported	$0.28	$0.12	$0.78	$0.39
Basic - pro forma	$0.27	$0.12	$0.74	$0.37
Diluted - as reported	$0.26	$0.12	$0.69	$0.38
Diluted - pro forma	$0.25	$0.11	$0.66	$0.36
Risk free interest rate	3.55%	2.71%	3.55%	2.71%
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	43.3%	49.8%	43.3%	49.8%
Expected dividend yield	—	—	—	—

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 3 – Stock Based Compensation (Continued)

On March 31, 2004, the FASB issued a proposed Exposure Draft to amend SFAS 123, Accounting for Stock-Based Compensation. The proposed statement would eliminate the choice of accounting for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby expense is not recorded for most stock options, and instead would require that such transactions be accounted for using a fair-value-based method, whereby expense is recorded for stock options. It would also prohibit application by restating prior periods and would require that expense ultimately be recognized only for those options that actually vest. A final statement is expected to be issued in the fourth quarter of 2004 and be effective July 1, 2005. The impact of the adoption of this amendment to current and prior year earnings is reflected in the table above.

The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net income and earnings per share for future periods since options vest over several years and additional awards are made each year.

NOTE 4 – Inventories

Inventories

The components of inventories consisted of the following:

	September 30, 2004	December 31, 2003
	(Thousands)
Finished goods	$217,706	$180,379
Work in process	15,997	10,843
Raw materials	73,437	45,930

	$307,140	$237,152

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 5 – Acquisitions

2004 Third Quarter Acquisition Activity:

On June 30, 2004, K2 completed the acquisition of Marmot Mountain Ltd. (“Marmot”). Marmot, founded in 1971, is a leader in the premium technical outdoor apparel and equipment market. Marmot’s product lines include performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags. The aggregate purchase price of the transaction was valued at approximately $85.1 million (excluding merger costs of approximately $3.3 million) plus the repayment of permanent and seasonal working capital debt. The transaction consideration consisted of $38.2 million in cash and the issuance of 2,840,123 shares of K2 Inc. common stock. In connection with the acquisition, K2 paid off Marmot’s long-term debt of approximately $2 million. The results of the operations of Marmot were included in the consolidated financial statements of K2 beginning with the date of the merger.

The Marmot transaction was accounted for under the purchase method of accounting, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The following table summarizes the total preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed:

	In thousands
Total purchase price, including estimated merger expenses (a)		$88,408
Total current assets	$29,064
Property, plant and equipment	2,430
Deferred taxes and other assets	983

Net tangible assets acquired (b)	32,477
Total liabilities assumed (c)	23,957

Net assets acquired (b) - (c) = (d)		8,520

Net intangible assets acquired (a) - (d)		$79,888

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 5 – Acquisitions (Continued)

On July 7, 2004, K2 completed the acquisitions of Völkl Sports Holding AG (“Völkl”) and The CT Sports Holding AG (“Marker”). Founded in 1889, Völkl is a well established and recognized brand in the worldwide alpine ski market. Marker was founded in 1952, and has gained worldwide recognition for its patented ski-bindings. The aggregate purchase price of the transaction was valued at approximately $97.5 million (excluding merger costs of approximately $3.7 million). The transaction consideration consisted of $68.6 million in cash and the issuance of 1,821,073 shares of K2 Inc. common stock. The results of the operations of Völkl and Marker were included in the consolidated financial statements of K2 beginning with the date of the merger.

The Völkl and Marker transaction was accounted for under the purchase method of accounting, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The following table summarizes the total preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed:

	In thousands
Total purchase price, including estimated merger expenses (a)		$101,219
Total current assets	$96,067
Property, plant and equipment	29,367
Deferred taxes and other assets	1,779

Net tangible assets acquired (b)	127,213
Total liabilities assumed (c)	113,903

Net assets acquired (b) - (c) = (d)		13,310

Net intangible assets acquired (a) - (d)		$87,909

These preliminary allocations assume the excess purchase price of each transaction will be allocated to goodwill, and is thus not amortized. The final allocations, however, could include identifiable assets with finite and indefinite lives separate from goodwill. Should there be assets with finite lives, those assets would be subject to amortization resulting in additional amortization expense. The final allocations of each transaction will be completed during the 2004 fourth quarter based on K2’s final evaluation of such assets and liabilities.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 5 – Acquisitions (Continued)

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

The three transactions completed during the 2004 second quarter were accounted for under the purchase method of accounting, and accordingly the purchased assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The combined preliminary purchase price allocation for the three acquisitions resulted in an excess of the purchase price over net tangible assets acquired of $34.3 million.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 5 – Acquisitions (Continued)

Based on preliminary independent third party valuations obtained during the 2004 third quarter, the excess amounts of the Worr Games and IPI transactions were preliminarily allocated to intangible assets/(liabilities) with definite and indefinite lives including: patents of $1.1 million with an average life of 6.2 years; trademarks of $0.6 million with an average life of 8.2 years; customer relationships of $3.6 million with an average life of 5.0 years; supply agreements of ($0.7) million with an average life of 1.0 year; non-compete agreements of $1.0 million with an average life of 5.0 years; trademarks with an indefinite life not subject to amortization of $2.2 million; and goodwill not subject to amortization of $13.5 million.

The preliminary allocation of the Ex Officio transaction assumes the excess purchase price of the acquisition will be allocated to goodwill, and is thus not amortized. The final allocation, however, could include identifiable intangible assets with finite and indefinite lives separate from goodwill. Should there be assets with finite lives, those assets will be subject to amortization resulting in additional amortization expense.

The final allocations of the purchase price of these three transactions will be completed during the 2004 fourth quarter based on K2’s final evaluation of such assets and liabilities.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 5 – Acquisitions (Continued)

The Fotoball acquisition was accounted for under the purchase method of accounting, and accordingly the purchased assets and assumed liabilities are recorded at their estimated fair values at the date of the merger. The purchase price allocation resulted in an excess of the purchase price over net tangible assets acquired of $11.6 million. Based on an independent third party valuation finalized during the 2004 third quarter, this excess amount was allocated to intangible assets/(liabilities) with definite and indefinite lives including: customer relationships of $1.2 million with an average life of 5.8 years; licensing agreements of ($1.0) million with an average life of 6.2 years; non-compete agreements of $0.1 million with an average life of 2.5 years; trademarks with an indefinite life not subject to amortization of $0.9 million; and goodwill not subject to amortization of $10.3 million.

During 2003, K2 completed seven acquisitions, including the acquisitions of Rawlings Sporting Goods Company, Inc. (“Rawlings”), on March 26, 2003, Worth, Inc. (“Worth”), on September 16, 2003 and Brass Eagle, Inc. (“Brass Eagle”), on December 8, 2003 as well as four smaller acquisitions.

The consolidated condensed statements of income for the quarter and nine months ended September 30, 2004 includes the operating results of each of the businesses acquired in 2003 and of the businesses acquired in 2004 since their respective acquisitions dates, however the consolidated condensed statements of income for the quarter and nine months ended September 30, 2003 includes only the quarter and six month results of Rawlings since the acquisition of Rawlings was completed on March 26, 2003, and less than two weeks of results of Worth, which was acquired on September 16, 2003. All other acquisitions mentioned above were completed subsequent to September 30, 2003.

The purchase price of one of the smaller acquisitions made during 2003 was subject to earn out provisions which resulted in an additional all cash payment of approximately $7.4 million to the selling shareholders in the third quarter of 2004.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 5 – Acquisitions (Continued)

The following presents the summarized unaudited pro forma results of operations of K2 with Rawlings, Brass Eagle and Völkl and Marker as if these acquisitions had occurred as of the beginning of the respective periods presented. Pro forma results of the additional acquisitions completed during 2003 and 2004 have not been presented because the effects of these additional acquisitions were not material on either an individual basis or aggregate basis to K2’s consolidated results of operations. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future:

Pro Forma Information (Unaudited)

(Thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net sales	$333,460	$278,719	$931,338	$777,655
Operating income	27,573	27,289	48,826	44,946
Net income	13,198	12,502	21,462	10,692
Diluted earnings per share	$0.26	$0.27	$0.50	$0.25

During 2003 and 2004, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” during 2003 and 2004, K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $5.1 million and $0.5 million, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2003 or 2004.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 5 – Acquisitions (Continued)

The following table summarizes the activity in 2003 and 2004:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Reserves established in conjunction with 2003 acquisitions	$2,951	$916	$3,867	$1,203	$5,070
Utilized in 2003:	(640)	—	(640)	—	(640)

Balance at December 31, 2003	$2,311	$916	$3,227	$1,203	$4,430

Reserves established in conjunction with 2004 acquisitions	22	124	146	352	498
Utilized in 2004:	(679)	(339)	(1,018)	(387)	(1,405)

Balance at September 30, 2004	$1,654	$701	$2,355	$1,168	$3,523

K2 believes that the remaining reserves for restructuring are adequate to complete its restructuring and exit plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 6 – Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following:

	Weighted Average Useful Life	September 30, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
				(Thousands)
Intangibles subject to amortization:
Patents	8.7 years	$13,854	$2,745	$11,109	$12,129	$1,836	$10,293
Customer contracts/relationships	7.3 years	11,384	1,486	9,898	6,576	393	6,183
Licensing agreements	5.2 years	2,795	741	2,054	3,800	475	3,325
Tradenames/trademarks	7.1 years	955	92	863	335	7	328
Vendor supply agreement	1.0 years	(737)	(307)	(430)	—	—	—
Other miscellaneous	4.0 years	1,394	115	1,279	277	—	277

		29,645	4,872	24,773	23,117	2,711	20,406
Intangibles not subject to amortization:
(by segment)
Tradename
Marine and outdoor		352	—	352	—	—	—
Team sports		33,687	—	33,687	32,600	—	32,600
Action sports		30,630	—	30,630	28,794	—	28,794

		64,669	—	64,669	61,394	—	61,394

Total intangibles		94,314	4,872	89,442	84,511	2,711	81,800
Goodwill
Marine and outdoor		17,844	—	17,844	11,396	—	11,396
Team sports		68,178	—	68,178	58,093	—	58,093
Action sports		180,820	—	180,820	76,603	—	76,603
Apparel and footwear		93,758	—	93,758	955	—	955

		360,600	—	360,600	147,047	—	147,047
Total intangibles and goodwill		$454,914	$4,872	$450,042	$231,558	$2,711	$228,847

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 6 – Intangible Assets and Goodwill (Continued)

The increase in intangibles subject to and not subject to amortization and goodwill at September 30, 2004 from December 31, 2003 is primarily due to K2’s acquisition activities during 2004 as follows:

	December 31, 2003 Net Book Value	For the nine months ended September 30, 2004						September 30, 2004 Net Book Value
		Acquisition of Fotoball	Acquisition of Marmot	Acquisition of Völkl and Marker	Other Acquisitions	Other Activity	Amortization
	(Thousands)
Intangibles subject to amortization:
Patents	$10,293	—	—	—	1,106	686	$(976)	$11,109
Customer contracts/relationships	6,183	1,189	—	—	3,619	—	(1,093)	9,898
Licensing agreements	3,325	(1,005)	—	—	—	—	(266)	2,054
Tradenames/trademarks	328	—	—	—	620	—	(85)	863
Vendor supply agreement	—	—	—	—	(737)	—	307	(430)
Other miscellaneous	277	85	—	—	1,032	—	(115)	1,279

	20,406	269	—	—	5,640	686	(2,228)	24,773
Intangibles not subject to amortization: (by segment)
Tradename
Marine and outdoor	—	—	—	—	352	—	—	352
Team sports	32,600	1,087	—	—	—	—	—	33,687
Action sports	28,794	—	—	—	1,836	—	—	30,630

	61,394	1,087	—	—	2,188	—	—	64,669
Total intangibles	81,800	1,356	—	—	7,828	686	(2,228)	89,442
Goodwill
Marine and outdoor	11,396	—	—	—	5,719	729	—	17,844
Team sports	58,093	10,101	—	—	11	(27)	—	68,178
Action sports	76,603	—	—	87,909	7,986	8,322	—	180,820
Apparel and footwear	955	—	79,888	—	12,910	5	—	93,758

	147,047	10,101	79,888	87,909	26,626	9,029	—	360,600
Total intangibles and goodwill	$228,847	$11,457	$79,888	$87,909	$34,454	$9,715	$(2,228)	$450,042

Amortization expense for intangibles subject to amortization was approximately $1.0 million and $2.2 million for the quarter and nine months ended September 30, 2004, respectively. Amortization expense of purchased intangible assets subject to amortization is estimated to be approximately $3.1 million during fiscal year ending 2004, $3.5 million during fiscal year ending 2005 and $4.0 million for fiscal years ending 2006 through 2008. These estimates are based on the preliminary allocation of the excess purchase price for certain of K2’s 2004 acquisitions being allocated to goodwill. Should the final allocation include identifiable intangible assets with finite lives, those assets would be subject to amortization resulting in increased amortization expense.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 6 – Intangible Assets (Continued)

Based on the results of the annual impairment tests, K2 determined that no impairment of goodwill existed as of December 31, 2003 and no indicators of impairment were present during the quarter and nine months ended September 30, 2004. However, future goodwill impairment tests could result in a charge to earnings. K2 will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

NOTE 7 – Warranties

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

The following activity related to product warranty liabilities:

	Three Months Ended September 30		Nine Months Ended September 30
(Thousands)	2004	2003	2004	2003
Beginning Balance	$6,465	$3,807	$5,526	$2,954
Charged to costs and expenses	2,312	1,101	5,429	3,210
Increase to reserve resulting from acquisitions	2,008	226	2,333	646
Amounts charged to reserve	(2,033)	(1,992)	(4,536)	(3,668)

Ending Balance	$8,752	$3,142	$8,752	$3,142

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 8 – Borrowings and Other Financial Instruments

At September 30, 2004 K2’s principal long-term borrowing facility was a five-year, $250 million revolving Credit Facility (“Facility”) expiring on July 1, 2009 with several banks and other financial institutions. The Facility is expandable to $350 million subject to certain conditions. The Facility has a $100 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, but as of September 30, 2004 bear a rate equal to the prime rate, or a LIBOR interest rate plus 2.00%, and the Facility had an unused commitment fee of 0.375% per year. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

At September 30, 2004, borrowings of $9.2 million were outstanding under the Facility bearing an average interest rate of 4.75%. At September 30, 2004 there were also letters credit outstanding under the Facility of $21.8 million (consisting of $13.8 million of standby letters of credit and $8.0 million of trade letters of credit expiring over the next 12 months). K2 has classified the entire $9.2 million of seasonal borrowings outstanding under the Facility at September 30, 2004 as current. Pursuant to the terms of the Facility, an additional $181.8 million was available for borrowing at September 30, 2004.

At September 30, 2004, K2 also had $25.0 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the noteholders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.14 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (the “Warrants”). K2 assigned a total fair market value of $2,303,000 to the Warrants. At September 30, 2004, the aggregate unamortized fair market value of $1,582,000 is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

At September 30, 2004, K2 also had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 8 – Borrowings and Other Financial Instruments (Continued)

At September 30, 2004, K2 also had $73.5 million outstanding under various foreign lending arrangements.

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

The net cash proceeds from the offering of the Senior Notes were approximately $194.5 million. This amount was initially funded into an escrow account pending the consummation of the acquisitions of Völkl and Marker. On July 7, 2004, the acquisitions of Völkl and Marker were completed and the net cash proceeds were released from the escrow account to K2. A portion of the net cash proceeds were used to fund the Völkl and Marker acquisitions and to repay borrowings outstanding under K2’s Facility. The remaining cash proceeds were used for working capital and general corporate purposes.

NOTE 9 – Shareholders’ Equity

On July 1, 2004, K2 completed the sale of 6.4 million shares of its common stock at $15.50 per share. The net proceeds to K2 from the offering were approximately $93.7 million and were used to repay borrowings under K2’s Facility.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 10 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2003	$(3,133)	$(5,255)	$(2,157)	$(10,545)
Currency translation adjustment	1,419	—	—	1,419
Reclassification adjustment for amounts recognized in cost of sales	—	—	1,583	1,583
Change in fair value of derivatives, net of $32 in taxes	—	—	60	60

Balance at September 30, 2004	$(1,714)	$(5,255)	$(514)	$(7,483)

Total comprehensive income was $15.9 million and $7.1 million for the three months ended September 30, 2004 and 2003, respectively. Total comprehensive income was $33.2 million and $15.1 million for the nine months ended September 30, 2004 and 2003, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 11 – Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options and warrants, using the treasury stock method, and of the 5% and 7.25% Debentures using the “if converted” method. The following represents a reconciliation from basic shares to fully diluted shares for the respective periods. Options to purchase 4,596,928 and 3,249,084 shares of common stock were outstanding at September 30, 2004 and 2003, respectively. At September 30, 2004 and 2003, shares of common stock issuable upon conversion of the 5% and 7.25% Debentures, which in the aggregate is $100 million outstanding, totaling 7,803,742 and warrants to purchase 767,589 shares of common stock were outstanding. For the three and nine month periods ended September 30, 2004, 448,051 and 428,181 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the three and nine month periods ended September 30, 2003, 433,500 and 994,001 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the nine month period ended September 30, 2003, 767,589 warrants were also excluded since their inclusion would have been antidilutive. The EPS calculation for three and nine month periods ended September 30, 2003 also excluded 2,097,282 shares from the issuance of the 7.25% Debentures because their inclusion would have also been antidilutive.

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted EPS as well as the calculation of diluted EPS for the periods presented:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	46,472	27,274	38,753	23,576
Assumed conversion of dilutive stock options and warrants	873	1,507	947	722
Assumed conversion of subordinated debentures	7,803	5,706	7,803	2,325

Diluted average common shares outstanding (a)	55,148	34,487	47,503	26,623

Calculation of diluted earnings per share:
Net income	$13,198	$3,361	$30,116	$9,272
Add: interest component on assumed conversion of subordinated debentures, net of taxes	887	609	2,712	745

Net income, adjusted (b)	$14,085	$3,970	$32,828	$10,017
Diluted earnings per share (b/a)	$0.26	$0.12	$0.69	$0.38

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 12 – Segment Information

As a result of recent acquisitions, beginning in the third quarter of 2004, K2 reclassified its business into the following four segments based on similar product types and distribution channels: Marine and Outdoor, Team Sports, Action Sports and Footwear and Apparel.

The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Team Sports segment includes baseball and softball products and K2 Licensing & Promotion products. The Action Sports segment includes skis, snowboards, snowshoes, in-line skates and paintball products. The Apparel and Footwear segment includes Marmot and Ex Officio products as well as skateboard shoes and related apparel.

The segment information for the 2003 periods have been restated to reflect these reclassifications.

The segment information presented below is for the three months ended September 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2004	2003 (a)	2004	2003 (a)	2004	2003 (a)
	(Millions)
Marine and Outdoor	$68.2	$61.7	$38.7	$23.0	$6.7	$7.1
Team Sports	40.1	24.2	—	—	(5.2)	(4.9)
Action Sports	180.1	71.3	2.9	—	23.2	6.8
Apparel and Footwear	45.1	10.8	0.5	0.4	6.1	0.8

Total segment data	$333.5	$168.0	$42.1	$23.4	30.8	9.8

Corporate expenses, net					(2.8)	(2.0)
Interest expense					(7.3)	(2.6)

Income before provision for income taxes					$20.7	$5.2

(a)	Results for the quarter ended September 30, 2003 do not include the results of Atlas and Tubbs, Brass Eagle, K2 Licensing & Promotions, Ex Officio, Marmot, Völkl and Marker or K2’s other acquisitions during 2004 since these companies were acquired by K2 subsequent to the quarter ended September 30, 2003. In addition, these results only include less than two weeks of results of Worth, which was acquired on September 16, 2003.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 12 – Segment Information (Continued)

The segment information presented below is for the nine months ended September 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2004 (b)	2003 (a)	2004 (b)	2003 (a)	2004 (b)	2003 (a)
	(Millions)
Marine and Outdoor	$274.8	$263.5	$88.0	$59.7	$38.4	$37.6
Team Sports	195.9	69.3	—	—	5.1	(5.5)
Action Sports	324.3	169.5	2.9	—	17.6	(0.1)
Apparel and Footwear	66.8	22.5	0.9	1.2	8.2	0.6

Total segment data	$861.8	$524.8	$91.8	$60.9	69.3	32.6

Corporate expenses, net					(9.2)	(5.8)
Gain on sale of operating division					—	1.5
Debt extinguishment costs					—	(6.7)
Interest expense					(13.8)	(7.3)

Income before provision for income taxes					$46.3	$14.3

(a)	Results for the nine months ended September 30, 2003 do not include the results of Atlas and Tubbs, Brass Eagle, K2 Licensing & Promotions, Ex Officio, Marmot, Völkl and Marker or K2’s acquisitions during 2004 since these companies were acquired by K2 subsequent to September 30, 2003. In addition, these results only include approximately six months and less than two weeks of results of Rawlings and Worth, which were acquired on March 26, 2003 and September 16, 2003, respectively.

(b)	Results for the nine months ended September 30, 2004 do not include the sales or operating profit of the composite utility and light pole product lines. K2 sold these product lines in May 2003, and net sales and operating profit for this business in the 2003 nine months through the date of divestiture were $12.6 million and $0.9 million, respectively.

Total assets by operating segment were as follows:

	September 30 2004	December 31, 2003
	(Millions)
Marine and Outdoor	$236.8	$201.3
Team Sports	224.3	243.1
Action Sports	649.0	382.5
Apparel and Footwear	157.3	9.0

Total segment data	1,267.4	835.9
Corporate	76.6	36.0

Total	$1,344.0	$871.9

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 13 – Contingencies

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At September 30, 2004 and December 31, 2003, K2 had recorded an estimated liability of approximately $802,000 and $980,000, respectively, for environmental liabilities with no insurance recovery expected. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 14 – Supplemental Guarantor Information

Obligations to pay principal and interest on K2’s Senior Notes are guaranteed fully and unconditionally by certain of K2’s existing and future wholly-owned U.S. subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by K2 and guarantees are full, unconditional, and joint and several. The non-guarantor subsidiaries are K2’s consolidated non-U.S. subsidiaries. Supplemental condensed consolidating financial information of the K2’s guarantors is presented below.

Condensed Consolidating Statements of Income

(Thousands)

	For the three months ended September 30, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$211,392	$164,179	$(42,111)	$333,460
Cost of products sold	—	138,863	116,634	(41,223)	214,274

Gross profit	—	72,529	47,545	(888)	119,186
Selling expenses	581	36,818	19,392	(55)	56,736
General and administrative expenses	6,578	19,527	9,128	(356)	34,877

Operating income (loss)	(7,159)	16,184	19,025	(477)	27,573
Interest expense	5,923	59	1,310	7	7,299
Other (income) expense, net	—	(1,162)	433	303	(426)

Income before income taxes	(13,082)	17,287	17,282	(787)	20,700
Provision (benefit) for income taxes	(4,050)	7,284	4,268	—	7,502

Net income (loss)	$(9,032)	$10,003	$13,014	$(787)	$13,198

	For the nine months ended September 30, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$640,638	$313,011	$(91,838)	$861,811
Cost of products sold	—	435,047	234,541	(90,961)	578,627

Gross profit	—	205,591	78,470	(877)	283,184
Selling expenses	1,184	101,965	37,344	(144)	140,349
General and administrative expenses	16,977	52,294	16,747	(2,723)	83,295

Operating income (loss)	(18,161)	51,332	24,379	1,990	59,540
Other (income) expense, net	—	(3,764)	117	3,043	(604)
Interest expense	12,210	142	1,453	6	13,811

Income (loss) before income taxes	(30,371)	54,954	22,809	(1,059)	46,333
Provision (benefit) for income taxes	(12,547)	23,188	5,576	—	16,217

Net income (loss)	$(17,824)	$31,766	$17,233	$(1,059)	$30,116

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Income

(Thousands)

	For the three months ended September 30, 2003
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$1,584	$123,321	$66,478	$(23,420)	$167,963
Cost of products sold	1,584	84,616	49,887	(22,993)	113,094

Gross profit	—	38,705	16,591	(427)	54,869
Selling expenses	—	21,663	7,836	1	29,500
General and administrative expenses	4,148	10,332	3,852	(718)	17,614

Operating income (loss)	(4,148)	6,710	4,903	290	7,755
Interest (income) expense	4,868	(2,072)	33	(189)	2,640
Other (income) expense, net	—	(108)	(508)	562	(54)

Income before income taxes	(9,016)	8,890	5,378	(83)	5,169
Provision (benefit) for income taxes	(766)	1,036	1,538	—	1,808

Net income (loss)	$(8,250)	$7,854	$3,840	$(83)	$3,361

	For the nine months ended September 30, 2003
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$2,536	$376,347	$206,806	$(60,935)	$524,754
Cost of products sold	2,536	260,909	158,778	(59,699)	362,524

Gross profit	—	115,438	48,028	(1,236)	162,230
Selling expenses	—	60,227	23,096	(209)	83,114
General and administrative expenses	10,891	31,187	11,892	(1,457)	52,513

Operating income (loss)	(10,891)	24,024	13,040	430	26,603
Interest expense	6,443	486	310	9	7,248
Debt extinguishment costs	6,745	—	—	—	6,745
Other (income) expense, net	(1,505)	(355)	(1,060)	1,266	(1,654)

Income before income taxes	(22,574)	23,893	13,790	(845)	14,264
Provision (benefit) for income taxes	(285)	1,486	3,791	—	4,992

Net income (loss)	$(22,289)	$22,407	$9,999	$(845)	$9,272

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets

(Thousands)

	September 30, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$15,801	$2,445	$13,181	$5,769	$37,196
Accounts receivable, net	56,072	214,800	174,289	(110,511)	334,650
Inventories, net	3,793	190,440	119,461	(6,554)	307,140
Deferred taxes and income taxes receivable	17,151	—	1,594	12,013	30,758
Prepaid expenses and other current assets	836	6,105	20,329	(20)	27,250

Total current assets	93,653	413,790	328,854	(99,303)	736,994
Property, plant and equipment	5,340	154,970	99,615	(208)	259,717
Less allowance for depreciation and amortization	484	94,411	32,946	—	127,841

	4,856	60,559	66,669	(208)	131,876
Investment in affiliates	551,505	58,251	1	(609,757)	—
Advances to affiliates	—	509,145	2,071	(511,216)	—
Intangible assets, net	436,290	13,375	5,377	(5,000)	450,042
Other	20,373	2,774	1,851	130	25,128

Total Assets	$1,106,677	$1,057,894	$404,823	$(1,225,354)	$1,344,040

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$48,065	$—	$48,065
Accounts payable	286	80,842	68,051	(53,879)	95,300
Accrued liabilities	45,101	70,658	47,979	(17,848)	145,890
Current portion of long-term debt	9,220	724	8,652	—	18,596

Total current liabilities	54,607	152,224	172,747	(71,727)	307,851
Long-term pension liabilities	11,173	—	—	—	11,173
Long-term debt	200,000	1,349	16,744	—	218,093
Deferred taxes	11,460	5,874	—	24,835	42,169
Advances from affiliates	140,270	439,549	87,831	(667,650)	—
Convertible subordinated debentures	98,418	—	—	—	98,418
Shareholders’ Equity	590,749	458,898	127,501	(510,812)	666,336

Total Liabilities and Shareholders’ Equity	$1,106,677	$1,057,894	$404,823	$(1,225,354)	$1,344,040

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets - Continued

(Thousands)

	December 31, 2003
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$2,683	$1,608	$16,375	$590	$21,256
Accounts receivable, net	52,883	160,964	93,282	(82,311)	224,818
Inventories, net	4,566	160,095	63,491	9,000	237,152
Deferred taxes and income taxes receivable	15,904	403	1,567	22,149	40,023
Prepaid expenses and other current assets	495	4,615	7,597	376	13,083

Total current assets	76,531	327,685	182,312	(50,196)	536,332
Property, plant and equipment	4,450	135,523	55,242	9,523	204,738
Less allowance for depreciation and amortization	125	85,748	27,612	231	113,716

	4,325	49,775	27,630	9,292	91,022
Investment in affiliates	474,567	58,259	1	(532,827)	—
Advances to affiliates	—	502,889	2,812	(505,701)	—
Intangible assets, net	221,470	12,137	5,180	(9,940)	228,847
Other	11,197	3,902	1,094	(523)	15,670

Total Assets	$788,090	$954,647	$219,029	$(1,089,895)	$871,871

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$13	$10,836	$—	$10,849
Accounts payable	—	87,717	48,974	(59,485)	77,206
Accrued liabilities	41,857	35,283	18,636	(1,196)	94,580
Current portion of long-term debt	72,126	—	—	—	72,126

Total current liabilities	113,983	123,013	78,446	(60,681)	254,761
Long-term pension liabilities	11,173	—	—	—	11,173
Long-term debt	35,194	—	—	—	35,194
Deferred taxes	8,081	6,538	—	24,017	38,636
Advances from affiliates	142,287	463,972	6,110	(612,369)	—
Convertible subordinated debentures	98,067	—	—	—	98,067
Shareholders’ Equity	379,305	361,124	134,473	(440,862)	434,040

Total Liabilities and Shareholders’ Equity	$788,090	$954,647	$219,029	$(1,089,895)	$871,871

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows

(Thousands)

	For the nine months ended September 30, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(21,164)	$52,600	$(261)	$(1,059)	$30,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,283	11,131	4,465	—	19,879
Deferred taxes	2,132	(1,672)	1,929	10,954	13,343
Changes in current assets and current liabilities	773	(47,981)	(40,946)	42,088	(46,066)

Net cash provided by (used in) operating activities	(13,976)	14,078	(34,813)	51,983	17,272
Investing Activities
Property, plant & equipment expenditures	(890)	(9,195)	(15,641)	1,484	(24,242)
Disposals of property, plant & equipment	—	1,753	112	(1,484)	381
Purchase of businesses, net of cash acquired	(113,467)	—	—	—	(113,467)
Other items, net	28,677	9,418	18,306	(57,875)	(1,474)

Net cash provided by (used in) investing activities	(85,680)	1,976	2,777	(57,875)	(138,802)
Financing Activities					—
Issuance of senior notes	200,000	—	—	—	200,000
Borrowings (payments) under long-term debt, net	(97,749)	(910)	(37,408)	13	(136,054)
Net increase (decrease) in short-term bank loans	—	—	(16,041)	85	(15,956)
Net proceeds from equity issuance	93,740	—	—	—	93,740
Debt issuance costs	(8,353)	—	—	—	(8,353)
Proceeds received from exercise of stock options	4,093	—	—	—	4,093

Net cash provided by (used in) financing activities	191,731	(910)	(53,449)	98	137,470
(Increase) decrease in investment in subsidiaries	(76,938)	8	—	76,930	—
Advances (to) from affiliates	(2,017)	(15,078)	82,462	(65,367)	—

Net increase (decrease) in cash and cash equivalents	13,120	74	(3,023)	5,769	15,940
Cash and cash equivalents at beginning of year	2,681	2,371	16,204	—	21,256

Cash and cash equivalents at end of period	$15,801	$2,445	$13,181	$5,769	$37,196

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows - Continued

(Thousands)

	For the nine months ended September 30, 2003
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(22,289)	$22,407	$9,999	$(845)	$9,272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of operating division	(1,504)	—	—	—	(1,504)
Depreciation and amortization	3,677	7,739	2,859	—	14,275
Deferred taxes	(22,325)	8,726	(803)	14,402	—
Changes in current assets and current liabilities	54,590	19,139	(6,520)	(39,687)	27,522

Net cash provided by (used in) operating activities	12,149	58,011	5,535	(26,130)	49,565
Investing Activities
Property, plant & equipment expenditures	(4,210)	(6,421)	(5,207)	771	(15,067)
Disposals of property, plant & equipment	—	(42)	63	—	21
Purchase of businesses, net of cash acquired	(16,300)	—	—	—	(16,300)
Proceeds received from sale of operating division	20,132	—	—	—	20,132
Other items, net	(43,942)	51,598	(3,250)	(6,771)	(2,365)

Net cash provided by (used in) investing activities	(44,320)	45,135	(8,394)	(6,000)	(13,579)
Financing Activities					—
Issuance of convertible subordinated debentures	100,000	—	—	—	100,000
Borrowings under long-term debt	(17,148)	(79,885)	(5,255)	(2,079)	(104,367)
Net payments on accounts receivable purchase facility	(25,702)	—	—	—	(25,702)
Net increase (decrease) in short-term bank loans	—	43	1,816	26	1,885
Debt issuance costs	(7,917)	—	—	—	(7,917)
Proceeds received from exercise of stock options	3,502	—	—	—	3,502

Net cash provided by (used in) financing activities	52,735	(79,842)	(3,439)	(2,053)	(32,599)
(Increase) decrease in investment in subsidiaries	36,970	1,579	1,577	(40,126)	—
Advances (to) from affiliates	(58,009)	(25,027)	8,658	74,378	—

Net increase (decrease) in cash and cash equivalents	(475)	(144)	3,937	69	3,387
Cash and cash equivalents at beginning of year	1,343	1,762	8,192	(69)	11,228

Cash and cash equivalents at end of period	$868	$1,618	$12,129	$—	$14,615

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

K2 is a premier, sporting goods company with a diverse portfolio of leading sporting goods brands. The Marine and Outdoor segment represented $274.8 million, or 31.9%, of K2’s 2004 nine months consolidated net sales; Team Sports represented $195.9 million, or 22.7% of nine months consolidated net sales; Action Sports represented $324.3 million, or 37.6% of 2004 nine months consolidated net sales; and K2’s Apparel and Footwear segment had net sales of $66.8 million, or 7.8% of 2004 nine months consolidated net sales.

Matters Affecting Comparability

Acquisitions. K2’s operating results for the 2004 third quarter and nine months include the operating results of each of the businesses acquired in 2003 and of the businesses acquired in 2004 since their respective acquisitions dates, however the consolidated condensed statements of income for the quarter and nine months ended September 30, 2003 includes only the quarter and six month results of Rawlings since the acquisition of Rawlings was completed on March 26, 2003, and less than two weeks of results of Worth, which was acquired on September 16, 2003. All other acquisitions mentioned above were completed subsequent to September 30, 2003. Approximately $144.8 million of the $165.5 million increase in net sales, when compared to the 2003 third quarter, is attributable to the acquisition of Worth in September 2003, and K2’s acquisitions during the 2003 fourth quarter and during 2004. Approximately $280.5 million of the $337.1 million increase in net sales, when compared to the 2003 nine months, is attributable to K2’s acquisitions during 2003 and 2004. For further discussion of K2’s acquisition activities during 2003 and 2004, see Note 5 to Notes to Consolidated Condensed Financial Statements.

Divestiture. On May 27, 2003, K2 completed the sale of the assets of its composite utility and decorative light poles and related product lines (the “Division”) of its Marine and Outdoor products segment. The division had $12.6 million of net sales in the 2003 nine months through the date of divestiture. The 2003 nine months included a gain on the sale of the Division of $1.5 million ($1.0 million, net of taxes).

Debt Extinguishment Costs. K2’s operating results for the 2003 nine months include approximately $6.7 million of debt extinguishment costs in conjunction with K2’s debt refinancing activities in March 2003. K2 expensed approximately $2.0 million of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million was paid in cash and expensed for a make-whole premium related to the prepayment of senior notes.

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Statements of Consolidated Condensed Income for the quarter and nine months ended September 30:

	For the three months ended September 30				For the nine months ended September 30
			Increase				Increase
(In millions, except per share data)	2004	2003	$	%	2004	2003	$	%
Net sales	$333.5	$168.0	$165.5	98.5%	$861.8	$524.8	$337.0	64.2%
Gross profit	119.2	54.9	64.3	117.1%	283.2	162.2	121.0	74.6%
Operating income	27.6	7.8	19.8	253.8%	59.5	26.6	32.9	123.7%
Net income (a)	13.2	3.4	9.8	288.2%	30.1	9.3	20.8	223.7%

Diluted earnings per share	$0.26	$0.12	$0.14	116.7%	$0.69	$0.38	$0.31	81.6%

Expressed as a percentage of net sales:
Gross margin (b)	35.7%	32.7%			32.9%	30.9%
Selling, general and administrative expense	27.5%	28.1%			26.0%	25.8%
Operating margin	8.3%	4.6%			6.9%	5.1%

(a)	Net income for the 2003 nine months includes $6.7 million ($4.4 million net of taxes) for debt extinguishment costs as discussed in Matters Affecting Comparability above.

(b)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Condensed Statements of Income.

Acquisitions

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc., (“Fotoball”), a marketer and manufacturer of souvenir and promotional products, principally for team sports, in a stock-for-stock exchange offer/merger transaction. Subsequent to the completion of the merger, K2 changed the name of Fotoball to K2 Licensing & Promotions, Inc.

On April 19, 2004, K2 completed the acquisition of substantially all of the assets of Worr Game Products, Inc., and All-Cad Manufacturing, Inc., (collectively, “Worr Games”), businesses engaged in the design, manufacturing, selling and distribution of paintball markers and paintball-related products and accessories. The transaction consideration consisted of cash and the issuance of shares of K2 Inc. common stock.

Also, on April 19, 2004, K2 completed the acquisition of substantially all of the assets of IPI Innovations, Inc. (“IPI”), a business engaged in the design, manufacturing, selling and distribution of gun and bow mounting systems, and other products and accessories for all-terrain vehicles. The transaction consideration consisted of cash and the issuance of shares of K2 Inc. common stock.

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

On June 30, 2004, K2 completed the acquisition of Marmot Mountain Ltd. (“Marmot”). Marmot, founded in 1971, is a leader in the premium technical outdoor apparel and equipment market. Marmot’s product lines include performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags. The transaction consideration consisted of cash and the issuance of shares of K2 Inc. common stock.

On July 7, 2004, K2 completed the acquisitions of Völkl Sports Holding AG (“Völkl”) and The CT Sports Holding AG (“Marker”). Founded in 1889, Völkl is a well established and recognized brand in the worldwide alpine ski market. Marker was founded in 1952, and has gained worldwide recognition for its patented ski-bindings. The transaction consideration consisted of cash and the issuance shares of K2 Inc. common stock.

During 2003, K2 also completed seven acquisitions, including the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), on March 26, 2003, Worth, Inc. (“Worth”), on September 16, 2003 and Brass Eagle, Inc. (“Brass Eagle”), on December 8, 2003 as well as four smaller acquisitions.

Downsizing and Restructuring Activities

Pursuant to the acquisitions made by K2 during 2003 and 2004, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” during 2003 and 2004, K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $5.1 million and $0.5 million, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2003 or 2004.

Comparative Third Quarter Results of Operations

Net sales of K2 for the three months ended September 30, 2004 were $333.5 million as compared with $168.0 million in the year-earlier period. Net income for the third quarter of 2004 was $13.2 million, or $.26 per diluted share, as compared with $3.4 million, or $.12 per diluted share, in the third quarter of 2003.

As a result of recent acquisitions, beginning in the third quarter of 2004, K2 has reclassified its business into the following four segments based on similar product types and distribution channels: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear.

Net Sales. In the Marine and Outdoor segment, net sales totaled $68.2 million in the 2004 third quarter as compared with $61.7 million in the prior year’s third quarter. The overall improvement in net sales during 2004 resulted mainly from increased sales of Shakespeare® fishing tackle products of $1.2 million, new sales of ATV accessory products of $2.2 million resulting from K2’s acquisition of IPI during the second quarter of 2004, and increased sales of Shakespeare® monofilament products of $2.2 million. Sales of Shakespeare® fishing tackle products improved, reflecting growth in sales of Pflueger® reels, marine antennas and the addition of All-Star® rods in the current period. Sales of monofilament products improved, reflecting demand for new products in the European market.

Net sales of the Team Sports segment were $40.1 million for the 2004 third quarter as compared to $24.2 million in the prior year’s third quarter. The increase from 2003 is due to the acquisitions of Worth at the end of the 2003 third quarter and K2 Licensing & Promotions in January 2004, resulting in additional net sales of $6.5 million and $6.8 million, respectively.

In the Action Sports segment, net sales increased to $180.1 million as compared to $71.3 million in the prior year’s third quarter. The increase is the result of $23.3 million and $4.4 million in net sales of paintball products and snowshoes, respectively, (companies acquired after the 2003 second quarter), $73.5 million in net sales resulting from the acquisitions of Völkl®and Marker® in the current period, and from higher sales of snowboard products of $8.6 million and K2® skis of $5.9 million. Partially offsetting these increases was a decline in sales of in-line skates of $4.2 million. The increase in snowboard sales resulted mainly from the popularity of the Ride® brand, while ski sales benefited from the popularity of K2® skis in the domestic and European markets. The decline in in-line skates sales is the result of sluggish worldwide retail sales for the industry, caused by soft consumer demand.

Net sales of the Apparel and Footwear segment were $45.1 million for the 2004 third quarter as compared to $10.8 million in the prior year’s third quarter. The increase in net sales from 2003 is the result of the acquisitions of Ex Officio and Marmot in 2004 which had combined sales of $30.3 million in the current period as well as higher sales of skateboard shoes and apparel of $4.0 million. The increase in sales of skateboard shoes and apparel reflects the strong sell through of the Adio® shoe brand and an expanded retail distribution network.

K2’s international operations (operating locations outside of the United States) represented $106.4 million, or 31.9% of K2’s consolidated net sales for the three months ended September 30, 2004 as compared to $43.9 million, or 26.1% of K2’s consolidated net sales for the three months ended September 30, 2003. The increase in net sales from international operations was due to the acquisitions of Völkl®and Marker® in the current period which had net sales from international operations of $54.2 million, improved ski and snowboard sales of $6.6 million, as well as $1.9 million of higher sales of Shakespeare® monofilament products in Europe.

Gross profit. Gross profits for the third quarter of 2004 increased 117.1% to $119.2 million, or 35.7% of net sales, as compared with $54.9 million, or 32.7% of net sales, in the year ago quarter. The improvement in gross profit dollars for the quarter was attributable to the increase in third quarter sales volume and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was due to a more favorable product mix as compared to 2003 resulting from K2’s recent acquisitions, fewer close-out sales in the current year’s quarter as compared to the prior year, as well as continued reduced products costs associated with the China manufacturing facility. These improvements were partially offset by increased raw material costs.

Costs and Expenses. Selling expenses for the 2004 third quarter were $56.7 million, or 17.0% of net sales, as compared with $29.5 million, or 17.6% of net sales, in the prior year’s third quarter. General and administrative expenses for the 2004 third quarter were $34.9 million, or 10.5% of net sales, as compared with $17.6 million, or 10.5% of net sales, in the prior year’s third quarter. The increase in selling expenses in dollars was attributable to the increase in sales volume for the 2004 third quarter as compared to the prior year and recent acquisitions made by K2 which resulted in additional selling expenses of $21.1 million. The increase in general and administrative expenses in dollars for the 2004 third quarter was primarily attributable to higher sales volume during the 2004 period and recent acquisitions made by K2 which resulted in additional general and administrative expenses of $12.7 million. In addition, K2 incurred higher amortization costs on intangible assets of $0.6 million as the result of K2’s acquisition activities in 2003 and 2004, and $0.8 million in higher professional fees related to K2’s compliance with section 404 of the Sarbanes-Oxley Act. As a percentage of net sales, selling expenses declined due to the enhanced leveraging of expenses over higher sales volume.

Operating Income. Operating income for the 2004 third quarter improved to $27.6 million, or 8.3% of net sales, as compared to operating income of $7.8 million, or 4.6% of net sales, a year ago. The improvement in operating income was due to the improvements in sales volume, gross profit percentage and selling expenses as a percentage of net sales in the 2004 third quarter as compared to the prior year.

K2’s international operations (for operating locations outside of the United States) represented $16.2 million, or 58.7% of K2’s operating income, for the three months ended September 30, 2004 as compared with $4.1 million, or 52.6% of K2’s operating income, in the year ago quarter. The increase in operating income from international operations during 2004 was attributable to the acquisitions of Völkl®and Marker® in the current period, and improved sales of skis and snowboards, partially offset by lower sales of in-line skates.

Interest Expense. Interest expense was $7.3 million in the 2004 third quarter as compared to $2.6 million in the year-earlier period. The increase in interest expense for 2004 was primarily attributable to higher average borrowing levels during the quarter resulting from K2’s acquisitions during 2003 and 2004.

Income Taxes. During the 2004 period, the effective income tax rate was 36.2% as compared to 35% during the 2003 period. The increase in the effective tax rate in 2004 was the result of certain foreign income being subject to United States taxation in the 2004 third quarter.

Comparative Nine-Month Results of Operations

Net sales of K2 for the nine months ended September 30, 2004 were $861.8 million as compared with $524.8 million in the year-earlier period. Net income for the nine months of 2004 was $30.1 million, or $.69 per diluted share, as compared with $9.3 million, or $.36 per diluted share, in the nine months of 2003.

As a result of recent acquisitions, beginning in the third quarter of 2004, K2 has reclassified its business into the following four segments based on similar product types and distribution channels: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear.

Net Sales. In the Marine and Outdoor segment, net sales totaled $274.8 million in the 2004 nine months as compared with $263.5 million in the prior year’s nine months. The 2003 nine months included $12.6 million of net sales related to Shakespeare’s® composite utility and decorative light poles and related product lines (the “Division”). K2 sold the assets of the Division in May 2003. The overall improvement in net sales during 2004 (excluding the 2003 nine months net sales of the Division), resulted from increased sales of Shakespeare® fishing tackle products of $9.2 million, Stearns® outdoor products of $6.1 million, new sales of ATV accessory products of $3.4 million resulting from K2’s acquisition of IPI during the second quarter of 2004 and Shakespeare® monofilament products of $5.1 million. Sales of Shakespeare® fishing tackle products improved, reflecting growth in sales of Pflueger® reels, kits and combos and marine antennas. Increased sales of Stearns® outdoor products reflected higher demand for rain gear and children’s flotation products. Increased sales of Shakespeare monofilament products reflected higher demand in the European markets.

Net sales of the Team Sports segment were $195.9 million for the 2004 nine months as compared to $69.3 million in the prior year’s nine months. The increase from 2003 is due to the acquisitions of Rawlings in March 2003, Worth in September 2003 and K2 Licensing & Promotions in January 2004, resulting in additional net sales of $62.6 million, $48.4 million and $22.5 million, respectively.

In the Action Sports segment, net sales for the 2004 nine months increased to $324.3 million as compared to $169.5 million in the prior year’s nine months. The increase is the result of $73.8 million and $8.3 million in net sales of paintball products and snowshoes, respectively, (companies acquired after the 2003 second quarter), $73.5 million in net sales resulting from the acquisitions of Völkl®and Marker® in the current period, and from higher sales of snowboard products of $11.4 million and K2® skis of $8.8 million. Partially offsetting these improvements was a decline in sales of in-line skates of $19.8 million. The increase in snowboard sales resulted mainly from the popularity of the Ride® brand, while ski sales benefited from the popularity of K2® skis in the domestic and European markets. The decline in in-line skates sales is the result of sluggish worldwide retail sales for the industry, caused by soft consumer demand.

Net sales of the Apparel and Footwear segment were $66.8 million for the 2004 nine months as compared to $22.5 million in the prior year’s nine months. The increase in net sales from 2003 is the result of the acquisitions of Ex Officio and Marmot in 2004 which had combined sales of

$33.3 million in the current period as well as higher sales of skateboard shoes and apparel of $11.1 million. The increase in sales of skateboard shoes and apparel reflects the strong sell through of the Adio® shoe brand and an expanded retail distribution network.

K2’s international operations (operating locations outside of the United States) represented $206.3 million, or 23.9% of K2’s consolidated net sales for the nine months ended September 30, 2004 as compared to $147.9 million, or 28.2% of K2’s consolidated net sales for the nine months ended September 30, 2003. The increase in net sales from international operations was due to the acquisitions of Völkl®and Marker® in the current period which had net sales from international operations of $54.2 million, improved ski and snowboard sales of $11.3 million, as well as $7.3 million of higher sales of Shakespeare® monofilament products in Europe. These increases were partially offset by lower international sales of in-line skates of $15.2 million.

Gross profit. Gross profits for the nine months of 2004 increased 74.6% to $283.2 million, or 32.9% of net sales, as compared with $162.2 million, or 30.9% of net sales, in the year ago nine months. The improvement in gross profit dollars was attributable to the increase in 2004 nine month sales volume and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was due to a more favorable product mix as compared to 2003 resulting from K2’s recent acquisitions, fewer close-out sales in the current year’s quarter as compared to the prior year, as well as continued reduced products costs associated with the China manufacturing facility. These improvements were partially offset by increased raw material costs.

Costs and Expenses. Selling expenses for the 2004 nine months were $140.3 million, or 16.3% of net sales, as compared with $83.1 million, or 15.8% of net sales, in the prior year’s nine months. General and administrative expenses for the 2004 nine months were $83.3 million, or 9.7% of net sales, as compared with $52.5 million, or 10.0% of net sales, in the prior year’s nine months. The increase in selling expenses in dollars and as a percentage of net sales was attributable to the increase in sales volume for the 2004 nine months as compared to the prior year, recent acquisitions made by K2 which resulted in additional selling expenses of $45.7 million, and higher translated expenses of $2.3 million as the result of stronger foreign currencies relative to the U.S. dollar as compared to 2003. The increase in general and administrative expenses in dollars for the 2004 nine months was primarily attributable to higher sales volume during the 2004 period, recent acquisitions made by K2 which resulted in additional general and administrative expenses of $26.4 million, and higher translated expenses of $0.9 million for the 2004 first nine months as the result of stronger foreign currencies relative to the U.S. dollar as compared to 2003. In addition, K2 incurred higher amortization costs on intangible assets of $1.5 million as the result of K2’s acquisition activities in 2003 and 2004, and $1.1 million in higher professional fees related to K2’s compliance with section 404 of the Sarbanes-Oxley Act. As a percentage of net sales, general and administrative expenses declined due to the enhanced leveraging of expenses over higher sales volume.

Operating Income. Operating income for the 2004 nine months improved to $59.5 million, or 6.9% of net sales, as compared to operating income of $26.6 million, or 5.1% of net sales, a year ago. The improvement in operating income was due to the increase in sales volume and gross profit percentage in the nine months of 2004 as compared to the prior year.

K2’s international operations (for operating locations outside of the United States) represented $20.8 million, or 35.0% of K2’s operating income for the nine months ended September 30, 2004 as compared to $11.7 million, or 44.0% of K2’s operating income for the nine months ended September 30, 2003. The increase in operating income from international operations during 2004 was attributable to the acquisitions of Völkl®and Marker® in the current period, and improved sales of skis and snowboards, partially offset by lower sales of in-line skates. The seasonality of the Völkl®and Marker® businesses typically produce operating losses in the first and second quarters and operating income in the third and fourth quarters.

Interest Expense. Interest expense was $13.8 million in the 2004 nine months as compared to $7.2 million in the year-earlier period. The increase in interest expense for 2004 was primarily attributable to higher average borrowing levels during the period resulting from K2’s acquisitions during 2003 and 2004.

Debt Extinguishment Costs In conjunction with K2’s debt refinancing activities in March 2003, K2 expensed approximately $2.0 million ($1.4 million, or $.05 per diluted share, after tax) in the 2003 nine months of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.0 million, or $.11 per diluted share, after tax) was paid in cash and expensed for a make-whole premium related to the prepayment of senior notes.

Income Taxes. During the 2004 period, the effective income tax rate was 35% as compared to 35% during the 2003 period.

Liquidity and Capital Resources

Cash Flow Activity

K2’s operating activities provided $17.3 million of cash in the current year’s nine months as compared to $49.6 million in the 2003 nine months. The decline in cash from operations during 2004 was primarily attributable to an increase in accounts receivable during the 2004 period of $70.9 million as compared to a prior year’s decrease of $33.0 million, partially offset by higher net income in 2004 of $20.8 million as compared to 2003, and a decrease in inventories during 2004 of $22.2 million as compared to an increase in 2003 of $7.1 million. The improvement in net income for 2004 was primarily attributable to K2’s higher sales volume and higher gross margins. The increase in accounts receivable and reduction in inventories in the current year’s nine months was attributable to the seasonal working capital requirements of the businesses acquired by K2 during 2004.

Net cash used for investing activities was $138.8 million in the current year’s nine months, as compared to $13.6 million of cash used by investing activities in the prior year. The increase in cash used in investing activities was due to an increase in capital expenditures of $9.2 million, and an increase in cash used to acquire new businesses of $97.2 million. In addition the 2003 period had $20.1 million of cash proceeds from the sale of an operating division. There were no material commitments for capital expenditures at September 30, 2004.

Net cash provided by financing activities was $137.5 million in the 2004 nine months as compared with $32.6 million used in the corresponding year-ago period. The increase in cash provided by financing activities during the 2004 period was due to $200.0 million of proceeds received from the issuance of senior notes, $93.7 million of net proceeds received from the issuance of equity partially offset by higher net payments of debt in the 2004 period of $23.8 million and the issuance of $100.0 million in convertible subordinated debentures in the 2003 period.

Capital Structure and Resources

At September 30, 2004 K2’s principal long-term borrowing facility was a five-year, $250 million revolving Credit Facility (“Facility”) expiring on July 1, 2009 with several banks and other financial institutions. The Facility is expandable to $350 million subject to certain conditions. The Facility has a $100 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. At September 30, 2004, there were $9.2 million of borrowings outstanding under the Facility, $21.8 million of outstanding letter of credit issuances (consisting of $13.8 million of standby letters of credit and $8.0 million of trade letters of credit which expire over the next 12 months) and $181.8 million of available borrowing capacity. At September 30, 2004, K2 also had outstanding $25.0 million of 7.25% convertible subordinated debentures due March 2010, $75.0 million of 5.00% convertible senior debentures due June 2010 and $200.0 million of senior notes due July 2014. At September 30, 2004, K2 had $73.5 million outstanding under various foreign lending arrangements.

K2 believes that the credit available under the Facility, together with cash flow from operations will be sufficient for K2’s business needs through September 30, 2005. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Facility.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at September 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

			Due in
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt	$335,107	$18,596	$7,550	$1,356	$307,605
Operating leases	46,383	11,756	24,310	8,951	1,366

Total contractual cash obligations	$381,490	$30,352	$31,860	$10,307	$308,971

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

Revenue Recognition

K2 generally recognizes revenue from product sales upon shipment to its customers, which is at the point in time risk of loss is transferred to the customer, net of reserves for estimated returns. As a general matter, customers have no right of return, however returns do occur from time to time for a variety of reasons, including local business practices in one of the foreign countries in which K2 does business. Reserves for estimated returns are established based upon historical return rates and recorded as reductions of sales.

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

Accounts Receivable and Allowances

Accounts receivable are the result of K2’s worldwide sales activities. Although K2’s credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses and with certain customers as the result of K2’s acquisition activities. K2 generally does not require collateral but does performs periodic credit evaluations to manage its credit risk.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” K2 assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. K2 determined there were no indicators of impairment of long-lived assets as of September 30, 2004.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements and tradenames/trademarks which have weighted average useful lives of approximately 9 years, 7 years, 5 years and 7 years, respectively.

Indefinite Lived Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. As required by the new standards, the impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a K2 reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

Due to the lower discount rate and declines in the stock market during 2001 and 2002, actual asset returns on K2’s pension assets did not meet K2’s assumption of 2002 and 2003 expected returns. For the 2003 year, market conditions improved which resulted in asset returns on pension assets exceeding expectations. These asset returns were estimated to result in a decrease in 2004 pension expense of approximately $700,000. However, the decrease in the discount rate from 6.75% to 6.25% was estimated to result in an increase in 2004 pension expense of approximately $100,000. In addition, the decrease in the expected return on assets assumption from 8.50% to 8.25% was estimated to result in an additional increase to 2004 pension expense of approximately $100,000.

Effective August 31, 2004, K2 froze its pension plans (the “plans”). This resulted in active participants no longer accruing benefits under the plans. Participants will remain eligible to receive benefits they have earned under the plans through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plans. The impact of this plan change on K2’s benefit costs is a one-time recognized curtailment loss of $353,000 in the 2004 third quarter. The impact on future benefit costs is the elimination of the service cost and a reduction of the projected benefit obligation for future pay increases. This plan change has further resulted in an estimated reduction in benefit costs for the 2005 year of $3.2 million.

K2’s expected cash contribution to its plans in 2004 is $3,500,000. During the three and nine months ended September 30, 2004, K2 made contributions totaling approximately $3,008,000 and $3,515,000, respectively to the plans.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the pension plans exceeded the fair value of the plan assets by $15.6 million at December 31, 2003. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholder’s equity, of $6.8 million ($4.4 million, net of taxes) at December 31, 2003. Based on this amount recorded, K2 had $15.2 of net pension liabilities as of December 31, 2003, consisting of $15.6 in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.4 million. As of September 30, 2004 and December 31, 2003, K2 treated $0.5 million and $4.0 million, respectively, of the pension liability as current and $11.2 million as long-term.

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

Other Matters

K2’s independent auditor, Ernst & Young LLP (“E&Y”), has advised the Securities and Exchange Commission, the Public Company Accounting Oversight Board, management of K2 and the Audit Committee of K2’s Board of Directors that certain non-audit work performed by E&Y’s China and Korea member firms has raised questions regarding E&Y’s independence with respect to its performance of audit services. In 2001 through July 2004, E&Y’s member firms in China and Korea, respectively, held employment tax related funds of a de minimis amount at the request of K2 in order to transfer such funds to the applicable tax authorities for specific income tax liabilities on certain expatriate and foreign employees of a Chinese and a Korean subsidiary of K2. During this time period, E&Y’s affiliates held in the aggregate approximately $264,240 for payment (all of which was transferred to the applicable tax authorities or returned to K2) to the applicable taxing authority on behalf of these K2 employees (subject to applicable tax equalization policies of K2), and E&Y’s member firms were paid tax preparation fees in the aggregate of approximately $24,230. Custody of the assets of an audit client are not permitted under the applicable accounting rules governing auditor independence promulgated by the American Institute of Certified Public Accountants and auditor independence rules set forth in Regulation S-X promulgated by the SEC. E&Y has confirmed that it no longer provides these services to K2 or any of its subsidiaries.

K2’s Audit Committee and E&Y have discussed E&Y’s independence with respect to K2 in light of the foregoing facts. E&Y has informed the Audit Committee that it does not believe that the holding and paying of these funds impaired E&Y’s independence with respect to K2. K2 is unaware, and E&Y has informed the Audit Committee that it is unaware, of any similar instance in which E&Y has held custody of K2 funds in a manner raising questions regarding E&Y’s independence.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of K2 and its consolidated subsidiaries (“K2”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry rankings relating to products; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, weather conditions, consumer spending, continued success of manufacturing in the People’s Republic of China, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items described from time to time in K2’s Securities and Exchange reports including K2’s Annual Report for the year ended December 31, 2003. K2 cautions that the foregoing list of important factors is not exclusive, any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and K2 assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Fluctuations in foreign currency exchange rates can affect K2’s earnings and cash flows. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over quarterly time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At September 30, 2004, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $44.9 million.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected fourth quarter 2004 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

K2 is also exposed to interest rate risk in connection with its borrowings under the revolving bank credit facility which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For the convertible subordinated debentures and senior notes, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of September 30, 2004, K2 had $300.0 million in principal amount of fixed rate debt represented by the convertible subordinated debentures and senior notes and $83.2 million of variable rate debt represented by borrowings under the revolving credit facilities and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of September 30, 2004, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $0.8 million on an annual basis. At September 30, 2004, up to $181.8 million of variable rate borrowings were available under K2’s $250 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. At September 30, 2004, K2 had no such derivative financial instruments outstanding.

ITEM 4	Controls and Procedures

K2 maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in K2’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to K2’s management, including K2’s Chief Executive Officer and Senior Vice President—Finance, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer and Senior Vice President—Finance, K2’s principal financial officer, of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President—Finance have concluded that K2’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

In addition, the Chief Executive Officer and the Senior Vice President—Finance have concluded that there have been no changes to K2’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter, that has materially affected, or are reasonably likely to materially affect, K2’s internal control over financial reporting.

Rawlings®, Worth®, Shakespeare®, Pflueger®, Brass Eagle®, Stearns®, K2®, Völkl ®, Ride®, Marmot®, Marker®, Planet Earth®, Adio®, Hawk® skateboard shoes, Tubbs®, Atlas®, JT®, Worr Games®, and Dana Designs® are trademarks or registered trademarks of K2 Inc. or its subsidiaries in the United States or other countries.

PART II - OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President - Finance Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Senior Vice President - Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This document is being furnished in accordance with Securities and Exchange Commission Release Nos. 33-8212 and 34-47551.

(b)	Reports on Form 8-K filed in the three months ended September 30, 2004.

Report on Form 8-K pursuant to Items 2, 5 and 7 filed on July 1, 2004 relating to (1) K2’s announcement of its acquisition of Marmot Mountain, Ltd.; (2) K2’s announcement of the consummation of its private placement of its senior notes, its offering of its common stock and its amendment and restatement of its credit facility.

Report on Form 8-K pursuant to Items 2 and 7 filed on July 7, 2004 relating to (1) K2’s announcement of its acquisition of Völkl Sports Holding AG and The Marker Group.; and (2) the announcement of the net proceeds from the recently completed $200 million offering of 7 3/8% senior notes having been released from escrow.

Report on Form 8-K dated July 21, 2004, furnished by the Company, under Item 12, Disclosure of Results of Operations and Financial Condition, containing the Company’s press release dated July 21, 2004 announcing the Company’s 2004 second quarter results.

Report on Form 8-K dated July 21, 2004, furnished by the Company, under Item 9, Regulation FD Disclosure containing certain statements made by the Company in connection with the Company’s 2004 second quarter conference call and furnishing of its earnings release dated July 21, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)

Date: November 9, 2004	/s/ THOMAS R. HILLEBRANDT
Thomas R. Hillebrandt Corporate Controller (Chief Accounting Officer)