Form 10-K
period 2004-12-31
K2 INC
filed 2005-03-16
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

Commission File No. 1-4290

K2 INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2077125
(State of Incorporation)	(I.R.S. Employer Identification No.)

5818 El Camino Real Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

(760) 494-1000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange Pacific Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange

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

The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $603,353,732 as of June 30, 2004.

47,544,140 shares of common stock outstanding as of February 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 12, 2005 are incorporated by reference in Part III.

K2 INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.     BUSINESS:

General

K2 Inc. is a premier, branded consumer products company with a portfolio of leading brands including Shakespeare, Pflueger and Stearns in the Marine and Outdoor segment; Rawlings, Worth and K2 Licensing & Promotions in the Team Sports segment; K2, Völkl, Marker, Ride and Brass Eagle in the Action Sports segment; and Adio, Marmot and Ex Officio in the Footwear and Apparel segment. K2’s diversified mix of products is used primarily in team and individual sports activities such as fishing, watersports activities, baseball, softball, alpine skiing, snowboarding, in-line skating and mountain biking. Among K2’s other branded products are Miken softball bats, Tubbs and Atlas snowshoes, JT and Worr Games paintball products, Planet Earth apparel, Hawk skateboard shoes, and Dana Design backpacks. Founded in 1946, K2 has grown to approximately $1.2 billion in 2004 annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic information, see Note 14, Segment Data, in the Notes to consolidated financial statements.

K2 has expanded its presence in several sporting goods markets in the U.S., Europe and Japan, including skateboard shoes, fishing tackle reels and kits and combos, outdoor marine accessories, hunting accessories, outdoor apparel, ski accessories paintball products, baseball and softball bats and ATV accessories. Management believes its products have benefited from the brand strength, reputation, distribution, and the market share positions of other K2 products, several of which are now among the top brands in their respective markets. K2’s product portfolio contains some of the most widely recognized brands in their respective market segments. K2 believes it has leading market positions with many of our branded products based on revenue or unit sales as follows:

Product	Brand	Ranking
Alpine skis	K2 and Völkl	#1
Alpine ski bindings	Marker	#1
Snowboards	K2, Ride, Liquid, Morrow and 5150	#2
Snowboard bindings	K2, Ride, Liquid, Morrow and 5150	#2
Snowshoes	TUBBS and Atlas	#1
Paintball products	Brass Eagle, JT, Viewloader and Worr Games	#1
Baseballs and gloves	Rawlings	#1
Softballs	Worth	#1
Fishing kits and combos	Shakespeare	#1
Fishing rods	Shakespeare and Ugly Stik	#1
Personal Flotation Devices	Stearns	#1

In order to implement its strategy for growth, K2 has embarked upon a program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products. K2 intends to implement its internal growth strategy by continuing to improve operating efficiencies, extending its product offerings through new product launches and maximizing its extensive distribution channels. In addition, K2 will seek strategic acquisitions of other sporting goods companies with well-established brands and with complementary distribution channels. K2 believes that the growing influence of large format sporting goods retailers and retailer buying groups as well as the consolidation of certain sporting goods retailers worldwide is leading to a consolidation of sporting goods suppliers. K2 also believes that the most successful sporting goods suppliers will be those with greater financial and other resources, including those with the ability to produce or source high-quality, low cost products and deliver these products on a timely basis, to invest in product development projects and to access distribution channels with a broad array of products and brands. In addition, as the influence of large sporting goods retailers grows, K2 believes these retailers will prefer to rely on fewer and larger sporting goods suppliers to help them manage the supply of products and the allocation of shelf space.

K2’s common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: KTO).

2004 Acquisitions

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc. (“Fotoball”), a marketer and manufacturer of souvenir and promotional products, principally for team sports, in a stock-for-stock exchange offer/merger transaction. Subsequent to the completion of the merger, K2 changed the name of Fotoball to K2 Licensing & Promotions, Inc. K2 Licensing & Promotions, Inc. is included in K2’s Team Sports segment.

On April 19, 2004, K2 completed the acquisition of substantially all of the assets of Worr Game Products, Inc. and All-Cad Manufacturing, Inc. (collectively, “Worr Games”), businesses engaged in the design, manufacturing, selling and distribution of paintball markers and paintball-related products and accessories. The transaction consideration consisted of cash and the issuance of shares of K2 Inc. common stock. Worr Games is included in K2’s Action Sports segment.

Also, on April 19, 2004, K2 completed the acquisition of substantially all of the assets of IPI Innovations, Inc. (“IPI”), a business engaged in the design, manufacturing, selling and distribution of gun and bow mounting systems, and other products and accessories for all-terrain vehicles. The transaction consideration consisted of cash and the issuance of shares of K2 Inc. common stock. IPI is included in K2’s Marine and Outdoor segment.

On May 12, 2004, K2 also completed the acquisition of substantially all of the assets of Ex Officio, a leader in the design and manufacture of men and women’s apparel for the outdoor and adventure travel markets, in an all cash transaction. Ex Officio’s products are characterized by technical features, performance fabrics and outdoor styles, and are used in a variety of activities including fishing, kayaking, trekking, exploring, and other leisure activities. Ex Officio also markets a line of insect repellent clothing under the Buzz Off brand. Ex Officio is included in K2’s Footwear and Apparel segment.

On June 30, 2004, K2 completed the acquisition of Marmot Mountain Ltd. (“Marmot”). Marmot, founded in 1971, is a leader in the premium technical outdoor apparel and equipment market. Marmot’s product lines include performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags. The transaction consideration consisted of cash and the issuance of shares of K2 Inc. common stock. Marmot is included in K2’s Footwear and Apparel segment.

On July 7, 2004, K2 completed the acquisitions of Völkl Sports Holding AG (“Völkl”) and The CT Sports Holding AG (“Marker”). Founded in 1889, Völkl is a well established and recognized brand in the worldwide alpine ski market. Marker was founded in 1952 and has gained worldwide recognition for its patented ski-bindings. The transaction consideration consisted of cash and the issuance of shares of K2’s common stock. Völkl and Marker are included in K2’s Action Sports segment.

During 2004, K2 also completed three smaller acquisitions. Two of these acquisitions are reported within the Marine and Outdoor segment, and one within the Team Sports segment.

2003 Acquisitions

On March 26, 2003, K2 completed the acquisition of Rawlings Sporting Goods Company, Inc. (“Rawlings”), in a stock-for-stock exchange offer/merger transaction. Rawlings is a leading manufacturer and marketer of baseball equipment. Rawlings was founded in 1887 and has since become a tradition in team sports equipment and uniforms. Under the Rawlings brand name, K2 provides competitive team sports equipment; apparel and accessories for baseball, basketball, football, soccer and volleyball; and licensed Major League Baseball, Minor League Baseball, NCAA baseball and National Federation of State High School Association retail products.

On September 16, 2003, K2 completed the acquisition of all of the outstanding capital stock of Worth, Inc. (“Worth”) in exchange for cash and K2 common stock. With our Worth brand, K2 is a leading supplier of softball products with leading market positions in aluminum bats and softballs. Worth is included in K2’s Team Sports segment.

On December 16, 2003, K2 completed the acquisition of Brass Eagle, Inc. (“Brass Eagle”) in a stock-for-stock exchange offer/merger transaction. Brass Eagle is a worldwide leader in the design, manufacture, marketing and distribution of paintball products, including paintball markers, paintballs and accessories. Brass Eagle is included in K2’s Action Sports segment.

During 2003, K2 also completed four smaller acquisitions. One of these acquisitions is reported within the Marine and Outdoor segment, two in the Action Sports segment and one within the Team Sports segment.

For additional information on these acquisitions see note 2 to Notes to Consolidated Financial Statements.

As a result of recent acquisitions, K2 has reclassified its business into the following four segments based on similar product types and distribution channels: Marine and Outdoor, Action Sports, Team Sports and Footwear and Apparel. The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Action Sports segment includes skis, bindings, snowboards, snowshoes, in-line skates and paintball products. The Team Sports segment includes baseball and softball products and K2 Licensing & Promotion products. The Footwear and Apparel segment includes skateboard shoes and apparel, technical apparel and equipment and outdoor and adventure travel apparel. All periods presented have been recasted to reflect these changes in the segments.

Marine and Outdoor

Net sales for the Marine and Outdoor segment were $336.9 million in 2004, $324.0 million in 2003 and $328.7 million in 2002. The following table lists K2’s principal Marine and Outdoor products and the brand names under which they are sold.

Product	Brand Name
Fishing rods, reels and fishing kits and combos	Shakespeare, Ugly Stik, All Star and Pflueger
Active water and outdoor sports products, ATV accessories	Stearns, Mad Dog and Sospenders
Monofilament line	Shakespeare
Marine and military radio antennas	Shakespeare

Fishing rods, reels and fishing kits and combos.    K2 sells fishing rods, reels and fishing kits and combos throughout the world. K2 believes Shakespeare’s Ugly Stik models have been the best selling fishing rods in the U.S. over the past 20 years. The success of these fishing rods has allowed K2 to establish a strong position with retailers and mass merchandisers, thereby increasing sales of new rods, reels and kits and combos and allowing K2 to introduce new products such as the expansion of its Pflueger product line, licensed children’s kits and combos and premium fishing rods using the All Star brand name. K2’s rods and reels are manufactured principally in China. Shakespeare products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the U.S., Europe and Australia and through independent and company-owned distributors in Europe and Australia.

Active water and outdoor sports products.    K2 sells Stearns and Sospenders flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products, wet suits, waders, outdoor products, rainwear and inflatable and towable water products and Mad Dog hunting and ATV accessories in the U.S. and in certain foreign countries. In the U.S., occupants of boats are required by law either to wear or have available personal flotation devices meeting U.S. Coast Guard standards. Stearns and Sospenders personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories, an independent not-for-profit, product-safety testing and certifying organization. K2 manufactures most of its personal flotation devices in the U.S., manufactures certain components in China and sources its other products from Asia. Stearns, Sospenders and Mad Dog products are sold principally through an in-house sales department and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

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

Marine and military radio antennas.    K2 manufactures fiberglass radio antennas in the U.S. and in China for marine, citizen band and military application under the Shakespeare name. The products are sold primarily in the U.S. K2 also distributes marine accessories under the Shakespeare name that are manufactured in Asia to K2’s specifications. An in-house sales department and independent sales representatives sell the antennas, radios and other marine accessories to specialty marine dealers.

During 2004, one customer accounted for more than 10% of the net sales of the Marine and Outdoor segment. The loss of this customer could have a material adverse affect on the Marine and Outdoor segment.

Action Sports

Net sales for Action Sports products were $502.7 million in 2004, $247.0 million in 2003 and $217.9 million in 2002. The following table lists K2’s principal Action Sports products and brand names under which they are sold.

Product	Brand Name
Alpine skis	K2, Völkl and Olin
Alpine ski bindings	Marker
Snowboards and accessories	K2, Ride, Morrow, 5150, Liquid and Nitro
Snowshoes and accessories	TUBBS, Atlas and Little Bear
In-line skates	K2
Mountain and BMX bikes	K2
Paintball markers, paintballs and accessories	Brass Eagle, Viewloader, JT, Worr Games and Autococker

Alpine skis and bindings.    K2 sells its alpine skis under the names K2, Völkl and Olin and its alpine ski bindings under the name Marker in the three major ski markets of the world—the U.S., Europe and Japan. K2 believes that participation rates for alpine skiing have been relatively flat in Europe and the U.S., but have been declining in Japan over the last several years. K2 believes that industry retail sales have in general mirrored these participation trends in the worldwide market during the same period. K2 believes that participation rates, together with the impact of the weather conditions, the high cost of skiing, the opportunity to participate in alternative activities such as snowboarding, the increased use of rental or demo skis and general economic conditions all have an impact on retail sales of alpine ski equipment. K2 skis, however, have benefited from their increasing popularity among retail purchasers, resulting from growing market acceptance of K2’s women’s ski line, positioning at popular price points and from attractive graphics and creative marketing. Völkl has benefited, principally in the U.S. and Europe, from its positioning as a premium-priced, highly innovative producer of well-engineered, high quality skis with a well-respected race program. Each brand is also benefiting from exclusive integrated bindings and systems developed exclusively with Marker bindings.

K2 and Olin skis are manufactured by K2 primarily in its facility in China. Völkl skis are manufactured by K2 primarily in its facility in Germany. Marker bindings are manufactured by K2 primarily in its facility in the Czech Republic. The skis, bindings and accessories, including helmets and ski poles, are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. K2, Völkl and Olin alpine skis are marketed to skiers ranging from beginners to top racers to meet the performance, usage and terrain requirements of the particular consumer.

From a pricing perspective, K2 positions the K2 brand in the mid-level and higher price points, and positions the Völkl brand at generally higher price points reflecting the quality of materials used in construction, the continual incorporation of technological innovations and the type of skiing it is intended for. To assist in its marketing efforts, K2 sponsors mainly freestyle skiers while Völkl sponsors primarily well-known professional and amateur race-oriented skiers.

Snowboards and accessories.    K2 sells snowboards, boots, bindings and snowboard outerwear under the K2, Ride, Nitro, Morrow, 5150 and Liquid brands. Accessories, including backpacks for carrying snowboards and other gear when hiking into the back country and snowboard apparel are being marketed under the K2 and Ride brands. Growth in retail sales in the snowboard market has slowed, resulting in fewer, larger, better capitalized brands. K2 manufactures most of its own snowboards in its manufacturing facility in China. K2 believes its manufacturing capability and ability to innovate provide it a competitive advantage. Like its alpine skis, K2 and Ride snowboards are of high quality and have innovative features.

K2’s snowboard brands are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and Company-owned distributors. Like K2 skis, K2, Ride, Nitro, Morrow, 5150 and Liquid snowboard products are marketed using youthful and energetic advertising, and K2 sponsors well-known professional and amateur snowboarders.

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

Paintball products.    Brass Eagle designs and distributes throughout the world a full line of paintball markers with a variety of performance characteristics. There are three primary classifications of paintball markers: pump action, semi-automatic and ultra high performance paintball markers. Brass Eagle currently offers all three types of paintball markers under its Brass Eagle, JT, Worr Games Products, Autococker and Viewloader brand names to the mass merchant, sporting goods and specialty markets, as appropriate. To assist in its marketing efforts, Brass Eagle , JT and Worr Games Products sponsor key professional paintball teams. Paintball markers are generally sourced by Brass Eagle in Asia from third party suppliers, while the ultra high performance markers, such as the Autococker brand, are machined and assembled at the Worr Games Products facility in Corona, California. Brass Eagle, JT, Worr Games Products and Viewloader products are sold directly by Brass Eagle and through independent sales representatives to mass merchandisers, sporting goods retailers and to specialty shops and paintball venues in North America, as well as through independent distributors in Europe, and to other customers around the world.

Paintballs are made of a gelatinous material: the paint is non-toxic, biodegradable and washable. Paintballs are manufactured using an encapsulation process principally in K2’s manufacturing facilities in the U.S., requiring special equipment and certain technical knowledge. Brass Eagle sells its paintballs in multiple colors in packages ranging in size from 100 to 2,000 balls.

Brass Eagle markets a broad product line of paintball accessories complementary to its paintball markers and paintballs. These accessory products include goggle systems, paintball loaders, cleaning squeegees and refillable CO2 tanks. Goggle systems, a requirement for safe paintball play, are a primary component of Brass Eagle’s accessory product line. The goggle systems are designed to provide full face, eye and ear protection.

During 2004, one customer accounted for more than 10% of the net sales of the Action Sports segment. The loss of this customer could have a material adverse affect on the Action Sports segment.

Team Sports

Net sales for Team Sports products were $250.4 million in 2004, $116.9 million in 2003 and $19.3 million in 2002. The following table lists K2’s principal Team Sports products and brand names under which they are sold.

Product	Brand Name
Baseballs, softballs, bats, gloves, softballs, basketballs, footballs, soccer balls, volleyballs, team sports apparel and accessories	Rawlings, Worth and Miken
Corporate casuals	Hilton

Baseball and softball.    K2 believes that Rawlings is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum and wood baseball bats, batters’ gloves and miscellaneous accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball, Minor League Baseball and NCAA, as well as the official helmet supplier to Major League Baseball. In addition, Rawlings’ products are endorsed by college coaches, sports organizations and numerous athletes, including more than 350 Major League Baseball players. Rawlings products are manufactured principally in Asia and Costa Rica. Our marketing efforts are supported by endorsements from several major professional athletes, including Álex Rodríguez, Randy Johnson, Tracy McGrady and Michael Vick.

Worth and Miken are leading suppliers of softball products with market leading positions in collegiate and amateur slow pitch and fast pitch softball. Worth products are widely used in NCAA Division I fast pitch softball programs. Worth is the official softball of all Canadian major associations and the official softball and softball bat of the U.S. Specialty Sports Association. Worth and Miken products include aluminum, exterior shell technology and 100% composite softball bats, softballs, softball gloves and miscellaneous accessories. Worth and Miken products are manufactured principally in the U.S.

Rawlings, Worth and Miken products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the U.S. as well as through independent distributors in Europe and Japan.

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

Team sports apparel.    Rawlings has been selling team uniforms for approximately 100 years. Rawlings believes it has growth opportunities in its current team apparel business.

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

K2 Licensing & Promotions manufactures and markets souvenir and promotional products to national and regional retailers; professional sports franchises and concessionaires across the nation; and entertainment destinations such as theme parks, resorts and restaurants. The Company currently holds several sports and entertainment licenses including Major League Baseball (“MLB”), the National Football League (“NFL”), over a hundred National Collegiate Athletic Association (“NCAA”) colleges and universities and Marvel’s “Spider-Man.”

During 2004, one customer accounted for more than 10% of the net sales of the Team Sports segment. The loss of this customer could have a material adverse affect on the Team Sports segment.

Footwear and Apparel

Following the 2004 acquisitions of Marmot and Ex Officio, K2 created a new footwear and apparel segment consisting of the Marmot, Ex Officio, Adio, Hawk and Planet Earth product lines. The years ended 2002 and 2003 reflect the operations of the Adio, Hawk and Planet Earth product lines.

Net sales for footwear and apparel products were $110.7 million in 2004, $30.6 million in 2003 and $16.3 million in 2002. The following table lists K2’s principal footwear and apparel products and the brand names under which they are sold.

Product	Brand Name
Technical apparel and equipment	Marmot
Outdoor and adventure travel apparel	Ex Officio and Buzz Off
Skateboard shoes	Adio and Hawk
Skateboard apparel	Adio and Planet Earth
Snowboard apparel	Planet Earth and Holden

Marmot.    On June 30, 2004, K2 completed the acquisition of Marmot. Marmot, founded in 1971, is a leader in the premium technical outdoor apparel and equipment market. Marmot’s product lines include performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags. Marmot, a leading company in premium-priced, high performance outdoor apparel and equipment, designs, manufactures, markets and distributes technical apparel and equipment including outerwear, rainwear, skiwear, gloves, sleeping bags, backpacks, tents and related accessories sold under the Marmot brand name. Outdoor professionals and enthusiasts associate the Marmot brand with high-performance, high-technology apparel and equipment. Marmot has been the gear of choice on thousands of the most challenging expeditions and pursuits, including numerous treks to the highest summits on all seven continents. Marmot has continued to strengthen its brand image by heavily investing in product development, which has produced a steady stream of new and innovative products. Marmot products are sold to specialty retail shops and sporting goods chains in the U.S., Canada and Europe by independent sales representatives and elsewhere through independent distributors. Marmot products are manufactured to its specifications by third party vendors in Asia.

Ex Officio.    On May 12, 2004, K2 completed the acquisition of substantially all of the assets of Ex Officio, a leader in the design, manufacture, sale and distribution of men and women’s apparel for the outdoor and adventure travel apparel for men and women. Ex Officio’s products are characterized by technical features, performance fabrics, and outdoor styles, and are used in a variety of activities including fishing, kayaking, trekking, exploring, and other leisure activities. Ex Officio products include the only EPA-approved line of insect-repellent clothing, which are sold in conjunction with Buzz Off brand insect repellent under a licensing agreement. Ex Officio products are sold to specialty sporting goods chains in the U.S. by independent sales representatives and in Europe and elsewhere through independent distributors. Ex Officio products are also sold via the internet. Ex Officio products are manufactured to its specifications by third-party vendors in Asia.

Skateboard and snowboard apparel and skateboard shoes.    Skateboard and snowboard apparel and skateboard shoes are sold to specialty retailers in the U.S., Canada, Europe and Japan. Suppliers, primarily located in Asia, manufacture these products to K2’s specifications. Independent sales representatives sell the products to retailers in the U.S. and Canadian markets and through Company-owned and independent distributors in Europe and Asia. K2’s skateboard shoes are designed with significant assistance from a group of well-known professional skateboarders. With favorable demographic trends, skateboarding has been enjoying a significant resurgence in popularity, principally among pre-teen and early teen boys. Skateboard shoes are marketed under the Adio and Hawk brand names, and models are named after the specific skateboarder who aided in the design. The Hawk brand of shoes has been designed and introduced in cooperation with Tony Hawk, the best known professional skateboarder in the world.

During 2004, two customers each accounted for more than 10% of the net sales of the Footwear and Apparel segment. The loss of one or both of these customers could have a material adverse affect on the Footwear and Apparel segment.

Competition

K2’s competition varies among its business lines. The sporting goods products, recreational products, footwear and apparel markets are generally highly competitive, with competition centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than for active wear) consists of a relatively small number of large producers, some of whom have greater financial and other resources than K2. A relatively large number of companies compete for sales of active wear. While K2 believes its well-recognized brand names, low cost China manufacturing and sourcing base, established distribution channels and reputation for developing and introducing innovative products have been key factors in the successful introduction and growth of its sporting goods and other recreational products, there are no significant technological or capital barriers to entry into the markets for many sporting goods, recreational products, footwear and apparel. These markets face competition from other leisure activities, and sales of leisure products are affected by economic conditions, weather patterns and changes in consumer tastes, which are difficult to accurately predict.

K2 believes certain of its marine and outdoor products compete based on product quality, service and delivery, however, certain of K2’s marine and outdoor products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products. Certain industrial competitors have greater financial and other resources than K2.

Manufacturing, Foreign Sourcing and Raw Materials

K2 believes that, for the products within its core categories, it is of strategic importance for it to develop the capability to source and manufacture high-quality, low cost products. As a result, K2 currently manufactures products in the People’s Republic of China, including most of its fishing rods and reels, snowboards, skis (other than Völkl skis which are manufactured in Germany), shells for flotation devices, batting helmets and certain marine antennas. Additionally, K2 currently purchases in-line skates, baseball gloves, paintball markers and other products from a few vendors in China. Certain other products are sourced from various vendors in Asia, Latin America and Europe. The remaining products are manufactured by K2 in the United States, Costa Rica, and Europe.

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its businesses, although the cost of certain raw materials has fluctuated. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. Timely supply of sporting goods products from K2’s factories and suppliers in the People’s Republic of China is dependent on uninterrupted trade with China. Should there be an interruption in trade with China, it could have a significant adverse impact on K2’s business, results of operations or financial position. Additionally, the gross margins on K2’s products manufactured or sourced in the U.S., Europe or in Asia and distributed in the U.S. and Europe will depend on the relative exchange rates between the U.S. dollar, the Chinese yuan and the Euro.

Seasonality and Cyclicality; Backlog

Sales of K2’s sporting goods are generally highly seasonal and in many instances are dependent on weather conditions. This seasonality causes K2’s financial results to vary from quarter to quarter, and K2’s sales and earnings are usually lower in the first and second quarters. In addition, the nature of K2’s baseball, softball, paintball, ski, snowboard, in-line skate, apparel, fishing and water sports products businesses requires that, in anticipation of the selling season for these products, it make relatively large investments in inventory. The primary selling season, in the case of baseball and softball, runs from January through April, paintball runs from September through November, skis, snowboards and winter apparel runs from July through December, in-line skates runs primarily from October through May and fishing tackle and water sports products runs primarily from January through June. Relatively large investments in receivables consequently exist during and after such seasons. The rapid delivery requirements of K2’s customers for its sporting goods products and other recreational products also result in investment in significant amounts of inventory. K2 believes another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products’ retail seasons and ordering based on rates of sale.

Sales of sporting goods and other recreational products depend largely on general economic conditions including the amount of discretionary income available for leisure activities, consumer confidence and favorable weather conditions. Sales of footwear and apparel often depend on fashion trends that can be difficult to predict. Sales of K2’s monofilament products are dependent to varying degrees upon economic conditions in the container and paper industries, and are subject to threat from vertical integration and consolidation among its customers.

Because of the nature of many of K2’s businesses, backlog is generally not significant.

Customers

K2 believes that its customer relationships are excellent. Net sales to Wal-Mart Stores, Inc. and its affiliates accounted for approximately 16% of K2’s consolidated net sales for 2004, compared to 15% in 2003 and 9% in 2002.

Research and Development

Consistent with K2’s business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, K2 maintains decentralized research and development departments at several of its manufacturing centers, which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $14.5 million in 2004, $9.6 million in 2003 and $8.5 million in 2002.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2004 and December 31, 2003, K2 had recorded an estimated liability of approximately $800,000 and $980,000, respectively, for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

Employees

K2 had approximately 4,700 and 3,500 employees at December 31, 2004 and 2003, respectively. K2 believes its relations with its employees generally have been good.

Patents and Intellectual Property Rights

While product innovation is a highly important factor and many of K2’s innovations have been patented, K2 does not believe the loss of any one patent would have a material effect on its financial position, cash flows or results of operations. Certain of its brand names, such as Rawlings, Worth, Shakespeare, Ugly Stik, Pflueger, Adio, Stearns, Mad Dog, K2, Völkl, Marker, Marmot, Ex Officio, Ride, Morrow, Liquid, 5150, TUBBS, Atlas, Brass Eagle, Viewloader, JT, Worr Games and Adio are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Rawlings®, Worth®, Miken®, deBeer®, Gait™, Ten™, Hilton®, Shakespeare®, Pflueger®, Ugly Stik®, All Star™, Brass Eagle®, Viewloader®, Autococker®, Stearns®, Sospenders®, Mad Dog®, K2®, Völkl ®, Ride®, Morrow®, 5150®, Liquid®, Velvet™, Recon™, Marmot®, Ex Officio®, Marker®, Planet Earth®, Adio®, Hawk® skateboard shoes, Holden™, Tubbs®, Atlas®, Little Bear®, JT®, Worr Games®, and Dana Designs®, are protected trademarks or registered trademarks of K2 or its subsidiaries in the United States and other countries worldwide. Olin® and Buzz Off™ are trademarks licensed to K2 or its subsidiaries from third parties.

Registered and other trademarks and trade names of K2’s products are italicized in this Form 10-K.

Executive Officers of K2

Name	Position	Age
Richard J. Heckmann	Chairman of the Board and Chief Executive Officer	61
J. Wayne Merck	President and Chief Operating Officer	44
John J. Rangel	President – K2 Inc. European Operations	50
Dudley W. Mendenhall	Senior Vice President and Chief Financial Officer	50
Monte H. Baier	Vice President, General Counsel and Secretary	36
David Y. Satoda	Vice President and Director of Taxes	39
Brian R. Anderson	Director of Business Development	51
Thomas R. Hillebrandt	Corporate Controller and Chief Accounting Officer	43
Diana C. Crawford	Director of Financial Reporting	36

Mr. Heckmann has been Chief Executive Officer of K2 since October 2002 and Chairman of the Board of Directors of K2 since April 2000. Mr. Heckmann has been a director of MPS Group, Inc. since April 2003 and served as a director of Philadelphia Suburban Corporation from August 2000 through February 2002, United Rentals, Inc. from October 1997 through May 2002, Waste Management Inc. from January 1994 through January 1999 and Station Casinos, Inc. from April 1999 through March 2001. Mr. Heckmann retired as Chairman of Vivendi Water, an international water products group of Vivendi S.A., a worldwide utility and communications company with headquarters in France, in June 2001. Mr. Heckmann was Chairman, President and Chief Executive Officer of U.S. Filter Corporation, a worldwide provider of water and wastewater treatment systems and services, from 1990 to 1999. Vivendi acquired US Filter on April 29, 1999. He has served as the associate administrator for finance and investment of the Small Business Administration in Washington, DC and was the founder and Chairman of the board of Tower Scientific Corporation.

Mr. Merck has been President and Chief Operating Officer of K2 since November 2003. Prior to that, he was Executive Vice President and Chief Operating Officer of K2 from October 2002. He served as Executive Vice President of Operations of K2 from July 2000, Vice President of K2 from January 1996 and President of Shakespeare Composites & Electronics, a division of Shakespeare, a wholly-owned subsidiary of K2 from June 1996. Mr. Merck served as President of K2’s former business, Anthony Pools, from February 1994 to June 1996.

Mr. Rangel, has been President – K2 Inc. European Operations of K2 since August 2004. Prior to that, he served as Senior Vice President – Finance and Chief Financial Officer since April 2003, Senior Vice President-Finance of K2 since 1988, and Corporate Controller from 1985 to 1988.

Mr. Mendenhall is Senior Vice President and Chief Financial Officer of K2. Prior to joining K2 in April 2003, he was Managing Director of Ernst & Young’s west coast Corporate Finance Group from March 2001. From January 1990 through March 2001, Mr. Mendenhall held a number of executive positions at Bank of America: from January 1996 to March 2001, as Managing Director and Group Head of the entertainment and media industry group in Los Angeles and New York; from June 1993 to December 1995, as Managing Director of the Corporate Finance Group; and from January 1990 to June 1993, as Managing Director of the Leveraged Finance Group.

Mr. Baier is Vice President, General Counsel and Secretary of K2. Prior to joining K2 in April 2003, he was Associate General Counsel at Asia Global Crossing from April 2000. From 1995 through April 2000, Mr. Baier was as an Associate in the New York law firm of Simpson Thacher & Bartlett. Mr. Baier received a juris doctor degree from the New York University School of Law.

Mr. Satoda has been a Vice President of K2 Inc. since May 2001 and Director of Taxes since joining K2 in August 2000. Prior to that time, Mr. Satoda was a Senior Manager with Ernst & Young LLP, an international auditing and tax consulting firm for more than five years.

Mr. Anderson has been Director of Business Development since February 2005. Prior to holding that position, Mr. Anderson was the Director of Financial Accounting for K2 since he joined the company in March 2003. Prior to that, Mr. Anderson served as the Corporate Controller of US Filter Corporation, a provider of water and waste treatment systems and services since May 2000 and served as Assistant Corporate Controller from January 1997 through May 2000.

Mr. Hillebrandt has been Corporate Controller and Chief Accounting Officer of K2 since May 2004. Prior to joining K2, he was Senior Vice President and Chief Financial Officer of Fotoball USA, a publicly held souvenir and promotional products company, since July 2001 and was Vice President and Chief Financial Officer of Fotoball from July 2000 through May 2001. Fotoball was acquired by K2 in January 2004. From August 1998 through July 2000, Mr. Hillebrandt served as the Vice President and Chief Financial Officer of ChatSpace, Inc., a privately held Internet software and services company.

Ms. Crawford has been Director of Financial Reporting of K2 since May 2004. Ms. Crawford was Corporate Controller of K2 from July 1999 through May 2004 and Secretary from December 2000 through May 2003. Prior to joining K2, she was Controller of Kent H. Landsberg Company from 1996 to 1999 and an Audit Manager with Ernst & Young LLP from 1990 to 1996.

Officers of K2 are elected for one year by the directors at their first meeting after the annual meeting of shareholders and hold office until their successors are elected and qualified.

Available Information

K2’s website is http://www.k2inc.net. K2 makes available, free of charge, on or through the website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. In addition, copies of the written charters for the committees of the Board of Directors, K2’s Principles of Corporate Governance, K2’s Code of Business Conduct and Ethics are also available on this website and can be found under the Investor Information and Corporate Governance links. Copies are also available in print, free of charge, by writing to Investor Relations, K2 Inc., 5818 El Camino Real, Carlsbad, California 92008. This website address is intended to be an inactive textual reference only, and none of the information contained on the website is part of this report or is incorporated in this report by reference.

ITEM 2.     PROPERTIES

The table below provides information with respect to the principal production and distribution facilities utilized by K2 for operations as of December 31, 2004.

		Owned Facilities		Leased Facilities
Location	Type of Facility	No. of Locations	Square Footage	No. of Locations	Square Footage
Marine Outdoor
Minnesota	Distribution and production	1	278,000	5	234,000
South Carolina	Distribution and production	2	400,000	3	181,000
Texas	Production	—	—	1	19,000
Foreign	Distribution and production	2	48,000	7	2,330,000

		5	726,000	16	2,764,000

Action Sports
Arkansas	Distribution	1	14,000	—	—
California	Distribution and production	—	—	2	100,000
Illinois	Distribution	1	6,000	—	—
Missouri	Distribution and production	—	—	2	302,000
New Hampshire	Distribution	—	—	1	180,000
Vermont	Distribution and production	—	—	2	32,000
Washington	Distribution and production	1	165,000	1	146,000
Foreign	Distribution and production	3	228,000	31	629,000

		6	413,000	39	1,389,000

Team Sports
Alabama	Distribution	1	12,000	—	—
California	Distribution and production	—	—	4	103,000
Minnesota	Distribution and production	—	—	5	34,000
Missouri	Distribution and production	—	—	3	467,000
New York	Production	2	80,000	1	10,000
Pennsylvania	Distribution	—	—	1	7,000
Tennessee	Distribution and production	4	294,000	—	—
Foreign	Distribution and production	1	70,000	1	23,000

		8	456,000	15	644,000

Footwear and Apparel
California	Distribution and production	—	—	3	127,000
Utah	Distribution and production	—	—	1	30,000
Washington	Distribution and production	—	—	3	53,000
Foreign	Distribution	—	—	3	8,000

		—	—	10	218,000

In March 2005, the corporate headquarters of K2 relocated to approximately 53,000 square feet of leased office space in Carlsbad, California. The terms of K2’s leases range from one to nineteen years, and many are renewable for additional periods. The termination of any lease expiring during 2005 would not have a material adverse effect on K2’s operations.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2004 and December 31, 2003, K2 had recorded an estimated liability of approximately $800,000 and $980,000, respectively, for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s financial statements or its operations going forward.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Markets and Holders

K2’s common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol “KTO.” At February 28, 2005, there were 2,743 holders of record of common stock of K2.

Common Stock Prices

The following table sets forth, for the quarters indicated, the reported high, low and closing sales prices of K2’s Common Stock, as reported by the New York Stock Exchange during K2’s two most recent fiscal years.

	Stock Prices
	High	Low	Close
2004
Fourth	$17.25	$14.29	$15.88
Third	15.23	12.74	14.31
Second	16.92	13.60	15.70
First	18.50	15.13	16.03

2003
Fourth	$18.15	$13.43	$15.55
Third	18.09	12.30	14.85
Second	12.75	7.45	12.25
First	10.06	7.72	7.72

Equity Compensation Plan Information

Information regarding K2’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in K2’s Notice of Annual Meeting of Shareholders and Proxy Statement, to be filed within 120 days after K2’s fiscal year end of December 31, 2004 (the “Proxy Statement”), which information is incorporated herein by reference.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On July 7, 2004, K2 completed the acquisition of Völkl and Marker. The aggregate purchase price was valued at approximately $97.5 million (excluding merger costs of approximately $3.7 million). The transaction consideration consisted of $68.6 million in cash and the issuance of 1,821,073 shares of K2 Inc. common stock. The shares were sold to the shareholders of Völkl and Marker pursuant to Regulation S of the Securities Act of 1933, as amended.

Dividends

K2 has paid no cash dividends since May 1999. K2’s credit facility limits K2’s cash dividends to $1.0 million per year. As of December 31, 2004, $1.0 million of retained earnings were available to pay such dividends, however, K2 does not anticipate paying any cash dividends in the foreseeable future. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital, and Note 6 of Notes to Consolidated Financial Statements for further description of K2’s credit facilities.

Issuer	Purchases of Equity Securities

K2 has an ongoing authorization, as amended, from the Board of Directors to repurchase shares of K2’s common stock in the open market or negotiated transactions. The Company’s authorization is for up to $50 million of shares of common stock. K2 does not generally purchase stock during the “quiet periods” it has established in advance of its quarterly earnings release. K2 did not make any repurchases of its stock during 2004.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

Computershare Trust Co., Inc.

350 Indiana Street

Suite 800

Golden, Colorado 80401

ITEM 6.     SELECTED FINANCIAL DATA

	Year Ended December 31
	2004	2003	2002	2001 (a)	2000
	(Thousands, except per share figures)
Statement of Operations Data:
Net sales	$1,200,727	$718,539	$582,159	$589,519	$665,562
Cost of products sold	800,678	498,620	411,620	429,338	462,242

Gross profit	400,049	219,919	170,539	160,181	203,320
Selling expenses	197,134	116,509	86,394	103,688	108,274
General and administrative expenses	121,895	71,358	56,862	55,212	56,223

Operating income	81,020	32,052	27,283	1,281	38,823
Interest expense	21,449	9,950	8,966	13,631	14,814
Debt extinguishment costs (b)	—	6,745	—	—	—
Other income, net (c)	(246)	(2,218)	(253)	(375)	(191)

Income (loss) from continuing operations before provision (credit) for income taxes	59,817	17,575	18,570	(11,975)	24,200
Provision (credit) for income taxes	20,876	6,151	6,500	(4,271)	7,502

Income (loss) from continuing operations	38,941	11,424	12,070	(7,704)	16,698
Discontinued operations, net of taxes	—	—	—	—	(119)

Net Income (loss)	$38,941	$11,424	$12,070	$(7,704)	$16,579

Basic earnings (loss) per share of Common Stock:
Continuing operations	$0.97	$0.46	$0.67	$(0.43)	$0.93
Discontinued operations	—	—	—	—	(0.01)

Net income (loss)	$0.97	$0.46	$0.67	$(0.43)	$0.92

Diluted earnings (loss) per share of Common Stock:
Continuing operations	$0.86	$0.44	$0.67	$(0.43)	$0.93
Discontinued operations	—	—	—	—	(0.01)

Net income (loss)	$0.86	$0.44	$0.67	$(0.43)	$0.92

Dividends:
Cash—per share of Common Stock	$—	$—	$—	$—	$—
Basic shares outstanding of Common Stock	40,285	24,958	17,941	17,940	17,949
Diluted shares outstanding of Common Stock (d)	49,345	28,750	17,994	17,940	18,040
Balance Sheet Data: (e)
Total current assets	$773,156	$525,532	$323,924	$307,175	$305,132
Total assets	1,456,365	871,871	438,410	423,400	424,110
Total current liabilities	349,175	254,761	115,302	99,422	121,742
Long-term obligations	349,347	133,261	73,007	97,828	69,836
Total debt plus off-balance sheet financing facility (f)	415,911	216,138	96,120	160,557	173,292
Shareholders’ equity	682,866	434,040	231,296	214,657	227,248

(a)	Operating income and net loss include downsizing costs totaling $18.0 million ($11.7 million net of taxes) of which $15.7 million was charged to cost of products sold and $2.3 million was charged to general and administrative expenses.
(b)	For 2003, amount includes $4.7 million of a make-whole premium and $2.0 million for the write-off of capitalized debt costs.

(c)	For 2004 and 2003, other income includes a $0.2 million and $2.2 million gain related to the sale of the composite utility and decorative light pole product lines. See Note 3 to Notes Consolidated Financial Statements.
(d)	For 2004 and 2003, diluted shares of common stock outstanding include the dilutive impact of stock options and warrants and the assumed conversion of convertible subordinated debentures. See Note 13 to Notes to Consolidated Financial Statements.
(e)	For 2003 and 2004, the increase in balance sheet data, including total current assets, total assets, total current liabilities, long-term obligations, total debt plus off-balance sheet financing facility and shareholders’ equity was primarily attributable to K2’s acquisition activities during 2004 and 2003. See Note 2 to Notes to Consolidated Financial Statements.
(f)	Years 2001 and 2000 include debt related to an accounts receivable securitization facility that qualified for off-balance sheet treatment.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in connection with the other sections of this Annual Report on Form 10-K, including Part I, “Item 1: Business”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on K2’s current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Factors That Could Affect Future Results” section. K2’s actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any future divestitures, mergers, acquisitions or other business combinations.

K2 Inc. is a premier, branded consumer products company with a portfolio of leading brands including Shakespeare, Pflueger and Stearns in the Marine and Outdoor segment; Rawlings, Worth and K2 Licensing & Promotions in the Team Sports segment; K2, Völkl, Marker, Ride and Brass Eagle in the Action Sports segment; and Adio, Marmot and Ex Officio in the Footwear and Apparel segment. K2’s diversified mix of products is used primarily in team and individual sports activities such as fishing, watersports activities, baseball, softball, alpine skiing, snowboarding, in-line skating and mountain biking. The Marine and Outdoor segment represented $336.9 million, or 28.1%, of K2’s 2004 consolidated net sales, the Action Sports segment represented $502.7 million, or 41.9% of 2004 consolidated net sales, the Team Sports segment had net sales of $250.4 million, or 20.8% of 2004 consolidated net sales and the Footwear and Apparel segment had net sales of $110.7 million, or 9.2% of 2004 consolidated net sales.

Overview

K2 believes that in 2004 there were two continuing major trends in the sporting goods industry. First, the sporting goods market experienced little or no growth in wholesale sales. Second, there was a growing influence of large format sporting goods retailers and retailer buying groups as well as the consolidation of certain sporting goods retailers worldwide, all of which has resulted in a consolidation of sporting goods suppliers. Based on these market trends, K2 believes that the most successful sporting goods suppliers will be those with greater financial and other resources, including those with the ability to produce or source high-quality, low cost products and deliver these products on a timely basis, to invest in product development projects and the ability to access distribution channels with a broad array of products and brands. In addition, as the influence of large sporting goods retailers grows, K2 believes that these retailers will prefer to rely on fewer and larger sporting goods suppliers to help them manage the supply of products and the allocation of shelf space.

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

K2 has begun to see results from its efforts reflected in its financial performance. Net sales for 2004 improved 67.1% to $1.2 billion from $718.5 million in 2003, which was up 23.4% from $582.2 million in 2002, primarily due to the acquisitions K2 completed during 2003 and 2004, as well as organic growth from most of K2’s existing brands. Gross profit percentage improved to 33.3% in 2004 from 30.6% in 2003 and 29.3% in 2002 primarily as the result of a more favorable product mix resulting from K2’s recent acquisitions, fewer close-out sales and continued reduced product costs associated with the China manufacturing facility. Operating income for 2004 increased to $81.0 million, or 6.7% of net sales, from $32.1 million, or 4.5% of net sales, in 2003 and $27.3 million, or 4.7% of net sales, in 2002 primarily as the result of higher sales volume and an improvement in gross profit percentage, partially offset by higher selling and general and administrative expenses.

During 2004 and 2003, K2 made significant progress towards achieving its strategic objectives as follows:

•	K2 completed nine acquisitions during 2004, including the following:

•	Acquisition in a stock-for-stock exchange offer/merger transaction of Fotoball USA, Inc. (later renamed K2 Licensing & Promotions, Inc.), a marketer and manufacturer of souvenir and promotional products, principally for team sports;

•	Acquisition of substantially all of the assets of Worr and All-Cad, businesses engaged in the design, manufacturing, selling and distribution of paintball markers and paintball-related products and accessories;

•	Acquisition of substantially all of the assets of IPI Innovations, Inc., a business engaged in the design, manufacturing, selling and distribution of gun and bow mounting systems, and other products and accessories for all-terrain vehicles;

•	Acquisition of Ex Officio, a division of The Orvis Company, Inc. a business engaged in the design, manufacture, selling and distribution of high-end travel, adventure and outdoor clothing and accessories;

•	Acquisition of Marmot, a leader in the premium technical outdoor apparel and equipment market;

•	Acquisitions of Völkl and Marker: Völkl is a well established and recognized brand in the worldwide alpine ski market and Marker has gained worldwide recognition for its patented ski-bindings; and

•	Acquisition of substantially all of the assets of Miken Composites LLC, a business engaged in the design, manufacturing, selling and distribution of composite softball bats and softball-related products and accessories.

•	K2 completed seven acquisitions during 2003, including the following:

•	Acquisition in a stock-for-stock exchange offer/merger transaction of Rawlings, a leading marketer and manufacturer of baseball equipment;

•	Acquisition of all of the outstanding capital stock of Worth, a leading marketer and manufacturer of softball equipment; and

•	Acquisition in a stock-for-stock exchange offer/merger transaction of Brass Eagle, a worldwide leader in the design, manufacture, marketing, and distribution of paintball products, including paintball markers, paintballs, and accessories.

•	The newly acquired brands along with K2’s existing brands have allowed K2 to aggregate its brand strength in complementary distribution channels in a consolidating industry characterized by large format sporting goods retailers and retail buying groups.

•	The newly acquired brands have helped K2 strengthen its customer relationships.

•	Since 2003, K2 has entered several new sports markets such as baseball, softball, paintball, lacrosse, snowshoeing and apparel, which provides K2 with additional platforms for future growth opportunities.

•	K2 has continued to leverage its China manufacturing and Asian product sourcing capabilities. During 2003 and 2004, K2 increased the capacity of its China operations and increased the size of its sourcing group to accommodate the product needs of its acquisitions and existing companies.

•	K2 introduced a number of new products during 2003 and 2004 in the sporting goods markets as a means to drive organic growth.

•	K2 continued to focus on cost reduction initiatives by relocating the manufacturing of K2 branded products to K2’s China facilities.

•	K2 established the K2 Merchandising group to improve the marketing of K2 products and strengthen K2’s relationships with its retailers.

•	K2 completed a restructuring of its debt and equity through the private placement of $200.0 million of senior notes in July 2004, the replacement of K2’s revolving credit facility with an amended and restated revolving credit facility of $250.0 million in July 2004, and the public offering of $99.2 million of common stock. These new sources of capital replaced higher interest borrowings and provided K2 more opportunity and flexibility to make progress towards its strategic objectives.

Matters Affecting Comparability

Operating Segments.    As a result of recent acquisitions, K2 has reclassified its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Action Sports, Team Sports and Footwear and Apparel. The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Action Sports segment includes skis, bindings, snowboards, snowshoes, in-line skates and paintball products. The Team Sports segment includes baseball and softball products and K2 Licensing & Promotions products. The Footwear and Apparel segment includes skateboard shoes and apparel, technical apparel and equipment and outdoor and adventure travel apparel. All periods presented have been recasted to reflect these changes in the segments.

Acquisitions.    K2’s operating results for 2004 include the operating results for its acquisitions completed during 2004 and 2003. Approximately $452.7 million of the $482.2 million increase in net sales, when compared to 2003, are attributable to K2’s acquisitions during 2004 and 2003 as discussed below.

K2’s operating results for 2003 also include the operating results for its acquisitions completed during 2003. Approximately $113.9 million of the $136.3 million increase in net sales, when compared to 2002, are attributable to K2’s acquisitions during 2003 as discussed below.

Divestiture.    On May 27, 2003, K2 completed the sale of the assets of its composite utility and decorative light poles and related product lines (the “Division”) to a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $20.1 million in cash and the assumption of certain liabilities by the buyer. During 2004 and 2003, K2 recorded a gain on sale of the Division of $0.2 million and $2.2 million, respectively, which included a reserve in respect of the estimated costs of disposal and amounts related to the retention of certain liabilities by K2.

Debt Extinguishment Costs.    K2’s operating results for 2003 include approximately $6.7 million of debt extinguishment costs in conjunction with K2’s debt refinancing activities in March 2003. K2 expensed approximately $2.0 million ($1.3 million, or $0.05 per diluted share, after tax) of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.1 million, or $0.11 per diluted share, after tax) was paid in cash and expensed for a make-whole premium related to the prepayment of K2’s $200 million of senior notes.

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002:

				2004 vs. 2003 Increase/ (Decrease)		2003 vs. 2002 Increase/ (Decrease)
(In thousands, except per share data)	2004	2003	2002	$	%	$	%
Net sales	$1,200.7	$718.5	$582.2	$482.2	67.1%	$136.3	23.4%
Gross profit	400.0	219.9	170.5	180.1	81.9%	49.4	29.0%
Operating income	81.0	32.1	27.3	48.9	152.3%	4.8	17.6%
Net income (a)	38.9	11.4	12.1	27.5	241.2%	(0.7)	(5.8)%

Diluted earnings per share	$0.86	$0.44	$0.67	$0.42	95.5%	$(0.23)	(34.3)%

Expressed as a percentage of net sales:
Gross margin (b)	33.3%	30.6%	29.3%
Selling, general and administrative expense	26.6%	26.2%	24.6%
Operating margin (c)	6.7%	4.5%	4.7%

(a)	Net income for 2003 includes $6.7 million ($4.4 million net of taxes) for debt extinguishment costs as discussed in Note 7, Borrowings and Other Financial Instruments, in the Notes to Consolidated Financial Statements and in Matters Affecting Comparability above.
(b)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Statements of Income.
(c)	Operating margin is defined as operating profit divided by net sales as presented in the Consolidated Statements of Income.

Downsizing and Restructuring Activities

Pursuant to the acquisitions made by K2 during 2004 and 2003, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $11.0 million and $5.1 million during 2004 and 2003, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2003 or 2004.

Review of Operations: Comparison of 2004 to 2003

Net sales increased to $1.2 billion from $718.5 million in the prior year. Net income for 2004 was $38.9 million, or $0.86 per diluted share, as compared to net income of $11.4 million, or $0.44 per diluted share, in the prior year. Net income for 2003 included $4.4 million, or $0.15 per diluted share, in after-tax charges for early extinguishment of debt.

Net sales.    In the Marine and Outdoor segment, net sales for 2004 totaled $336.9 million as compared with $324.0 million in 2003. The 2003 year included $12.6 million of net sales related to Shakespeare’s composite utility and decorative light poles and related product lines (the “Division”). K2 sold the assets of the Division in May 2003. The overall improvement in net sales during 2004 (excluding the 2003 net sales of the Division) resulted from increased sales of Shakespeare fishing tackle products of $10.7 million, new sales of all-terrain vehicle accessory products of $5.3 million resulting from K2’s acquisition of IPI during the second quarter of 2004, higher sales of Stearns products of $6.8 million and increased sales of Shakespeare monofilament products of $2.8 million. Sales of Shakespeare fishing tackle products improved, reflecting growth in sales of Pflueger reels, marine antennas and the addition of All-Star rods in mid-2004. Increased sales of Stearns outdoor products reflected higher demand for rain gear and children’s flotation products. Sales of monofilament products improved, reflecting demand for new products in the European market.

In the Action Sports segment, net sales for 2004 were $502.7 million as compared with $247.0 million in the prior year. The increase is the result of $101.7 million and $8.3 million in net sales of paintball products and snowshoes, respectively (companies acquired in the 2003 fourth quarter), $136.4 million in net sales resulting from the acquisitions of Völkl and Marker in July 2004, and from higher sales of snowboard products of $13.0 million and K2 skis of $18.9 million. Partially offsetting these increases was a decline in sales of in-line skates and scooters of $23.9 million. The increase in snowboard sales resulted mainly from the popularity of the Ride brand, while ski sales benefited from the popularity of K2 skis in the domestic and European markets. The decline in in-line skates sales is the result of sluggish worldwide retail sales for the industry, caused by soft consumer demand.

In the Team Sports segment, net sales for 2004 were $250.4 million as compared with $116.9 million in 2003. The increase from 2003 is primarily due to the acquisitions of Rawlings at the end of the 2003 first quarter, Worth at the end of the 2003 third quarter and K2 Licensing & Promotions in January 2004, resulting in additional net sales of $93.5 million, $27.8 million and $29.2 million, respectively.

In the Footwear and Apparel segment, net sales for 2004 were $110.7 million as compared with $30.6 million in 2003. The increase in net sales from 2003 is the result of the acquisitions of Ex Officio and Marmot in 2004 which had combined sales of $64.2 million for K2 in 2004 as well as higher sales of skateboard shoes and apparel of $15.9 million. The increase in sales of skateboard shoes and apparel reflects the strong sell through of the Adio shoe brand and an expanded retail distribution network.

K2’s international operations (operating locations outside of the U.S.) represented $329.6 million, or 27.5% of K2’s consolidated net sales for 2004 as compared to $208.9 million, or 29.1% of K2’s consolidated net sales for 2003. The increase in net sales from international operations was due to the acquisitions of Völkl and Marker during 2004 which had net sales from international operations of $97.3 million, improved ski and snowboard sales of $18.5 million and $6.9 million of higher sales of Shakespeare monofilament products in Europe, and a $16.2 million increase as the result of stronger foreign currencies relative to the U.S. dollar as compared to 2003. These improvements were partially offset by lower 2004 sales of in-line skates of $14.7 million.

Gross profit.    Gross profit for 2004 was $400.0 million, or 33.3% of net sales, as compared with $219.9 million, or 30.6% of net sales in 2003. The improvement in gross profit dollars for 2004 was attributable to the increase in 2004 sales volume and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was due to a more favorable product mix as compared to 2003 resulting from K2’s recent acquisitions, fewer close-out sales in the current year as compared to the prior year, as well as continued reduced products costs associated with the China manufacturing facility. These improvements were partially offset by increased raw material costs.

Costs and expenses.    Selling expenses for 2004 increased to $197.1 million, or 16.4% of net sales, as compared with $116.5 million, or 16.2% of net sales, in 2003. The increase in selling expenses was attributable to the increase in sales volume for 2004 as compared to the prior year and recent acquisitions made by K2 which resulted in additional selling expenses of $65.2 million. In addition, translated selling expenses for international locations were $3.0 million higher as a result of stronger foreign currencies relative to the U.S. dollar as compared to 2003.

General and administrative expenses for 2004 were $121.9 million, or 10.2% of net sales, compared with $71.4 million, or 9.9% of net sales, in 2003. The increase in general and administrative expenses in dollars for 2004 was primarily attributable to higher sales volume during the 2004 period and recent acquisitions made by K2 which resulted in additional general and administrative expenses of $35.3 million. In addition, K2 incurred higher amortization costs on intangible assets of $1.6 million as the result of K2’s acquisition activities in 2003 and 2004, and $2.1 million in higher external professional fees related to K2’s compliance with section 404 of the Sarbanes-Oxley Act. In addition, translated general and administrative expenses for international locations were $1.2 million higher as a result of stronger foreign currencies relative to the U.S. dollar as compared to 2003.

Research and development expenses increased $4.9 million, or 51.0%, to $14.5 million from $9.6 million in 2003 as the result of K2’s acquisitions during 2003 and 2004, which resulted in the inclusion of additional research and development expenses totaling $3.6 million beginning with the date of each acquisition. The remaining increase in research and development expenses was attributable to additional costs spent in the development of new products.

Operating income.    Operating income for 2004 increased to $81.0 million, or 6.7% of net sales, as compared to operating income of $32.1 million, or 4.5% of net sales, in 2003. The increase in operating income reflects higher sales volume and an improvement in gross profit percentage, partially offset by higher selling and general and administrative expenses. The improvement in operating income as a percentage of net sales was due to higher gross profits as a percentage of net sales.

K2’s international operations (for operating locations outside of the U.S.) represented $38.6 million, or 47.7% of K2’s operating income, for 2004 as compared with $13.8 million, or 43.0% of K2’s operating income for 2003. The increase in operating income from international operations during 2004 was attributable to the acquisitions of Völkl and Marker in 2004, and improved sales of skis, snowboards and monofilament products, partially offset by lower sales of in-line skates.

Interest expense.    Interest expense for 2004 increased to $21.4 million, compared with $10.0 million in 2003. The increase in interest expense for 2004 was primarily attributable to higher average borrowing levels during the entire year resulting from K2’s acquisitions during 2003 and 2004. Borrowings on average were higher during 2004 due to borrowings made to fund acquisitions and the seasonal working capital requirements of the businesses acquired during 2004 and 2003.

Other income, net.    Other income was $0.2 million for 2004 as compared to $2.2 million in 2003. Other income generally includes gains or losses on disposals of fixed assets and other miscellaneous income and expenses. In 2004 and 2003, other income included a $0.2 million and $2.2 million gain, respectively, on the sale of the composite utility and decorative light poles and related product lines.

Income taxes.    The effective income tax rate for 2004 was 34.9% and for 2003 was 35.0%.

Segment information.    Total segment operating profit (before interest expense, corporate expenses, the gain on the sale of the composite utility and decorative light poles and related product lines, debt extinguishment costs and income taxes) improved to $95.1 million in 2004 from $37.9 million in 2003. See Note 14, “Segment Information” for the calculation of segment operating profit.

In the Marine and Outdoor segment, operating profit was $42.4 million in 2004 as compared with an operating profit of $44.4 million in 2003. The 2003 year included $0.8 million of operating income related to Shakespeare’s composite utility and decorative light poles and related product lines (the “Division”). K2 sold the assets of the Division in May 2003. The remaining decline in operating profit was attributable to lower gross margins on sales of monofilament products due to an increase in raw material costs and an increase in sales of lower margin products. The acquisitions made by K2 during 2004 in this segment did not have a significant impact on operating profit during 2004.

In the Action Sports segment, operating profit was $39.3 million in 2004 as compared to an operating profit of $4.7 million in 2003. The improvement in operating profit was attributable to the acquisitions of Völkl and Marker in July 2004 and Brass Eagle in December 2003, which resulted in increased in sales volume during 2004 and higher gross margins. Partially offsetting these improvements was a $3.6 million increase in amortization expense of intangible assets and of the increase to fair market value of acquired inventories, which were a direct result of K2’s acquisitions in this segment during 2003 and 2004. K2’s other acquisition in this segment during 2004 did not have a significant impact on operating profit during 2004. The operating profit for 2004 includes the results of the acquisitions of Völkl and Marker in July 2004. Both Völkl and Marker are highly seasonal businesses that are profitable in the third and fourth quarters and normally generate losses in the first and second quarters of the year.

In the Team Sports segment, an operating profit of $2.4 million was reported in 2004 as compared to an operating loss of $12.1 million in 2003. The improvement in operating profit was attributable to a full year of operating results of Rawlings and Worth, which were acquired by K2 in March 2003 and September 2003, respectively. In addition the acquisition of K2 Licensing & Promotions in January 2004 contributed to the improvement in operating profit. Partially offsetting these improvements was a $1.1 million increase in amortization expense of intangible assets which was a direct result of K2’s acquisitions in this segment during 2003 and 2004. K2’s other acquisition in this segment during 2004 did not have a significant impact on operating profit during 2004.

In the Footwear and Apparel segment, operating profit was $11.0 million in 2004 as compared to an operating profit of $0.9 million in 2003. The improvement in operating profit was attributable to the acquisitions of Marmot in June 2004 and Ex Officio in May 2004, which resulted in increases sales volume and higher gross margins during 2004. In addition, operating profit generated by skateboard shoes and apparel improved due to increased sales volume and improved gross margins as the result of fewer close-out sales. Partially offsetting these improvements was a $1.5 million increase in amortization expense of intangible assets which was a direct result of K2’s acquisitions in this segment during 2004. The operating profit for 2004 includes the results of the acquisitions of Marmot in June 2004. Marmot is a highly seasonal business that is profitable in the third and fourth quarters and normally generates losses in the first and second quarters of the year.

Review of Operations: Comparison of 2003 to 2002

Net sales increased to $718.5 million from $582.2 million in the prior year. Net income for 2003 was $11.4 million, or $0.44 per diluted share, as compared to net income of $12.1 million, or $0.67 per diluted share, in the prior year. Net income for 2003 included $4.4 million, or $0.15 per diluted share, in after-tax charges for early extinguishment of debt.

Net sales.    In the Marine and Outdoor segment, net sales for 2003 totaled $324.0 million as compared with $328.7 million in 2002. The overall decline in sales was attributable to the sale of the assets of the composite utility and decorative light poles and related product lines in May 2003 resulting in lower sales of $20.2 million, partially offset by increased sales of Stearns outdoor products of $6.2 million and Shakespeare cutting line and monofilament products of $10.5 million. Increased sales of Stearns outdoor products reflected new product introductions, and higher demand for rain gear and children’s flotation products. These improvements were offset by a $2.7 million decline in sales of Shakespeare fishing tackle products due to lower sales in the European markets.

In the Action Sports segment, net sales for 2003 were $247.0 million as compared with $217.9 million in the prior year. The sales improvement was attributable to increased sales of snowboard products of $5.0 million, skis of $4.1 million, in-line skates of $6.3 million and the combined sales contribution of $14.7 million from K2’s acquisitions during 2003. The increase in snowboard sales resulted mainly from the popularity of the Ride brand, while ski sales benefited from the popularity of K2’s skis in the domestic and European markets. Increased in-line skate sales were the result of strong demand in the European and Asian markets.

In the Team Sports segment, net sales for 2003 were $116.9 million as compared with $19.3 million in 2002. The increase in sales was attributable to K2’s acquisition activities during 2003 which contributed sales of $99.2 million during 2003. Sales of Hilton apparel declined by $1.6 million as the business was restructured during the year and integrated into the Rawlings operations.

In the Footwear and Apparel segment, net sales for 2003 were $30.6 million as compared with $16.3 million in 2002. The increase in skateboard shoes and apparel reflected the strong sell through of the Adio shoe brand and an expanded retail distribution network.

K2’s international operations (operating locations outside of the U.S.) represented $208.9 million, or 29.1% of K2’s consolidated net sales for the twelve months ended December 31, 2003 as compared to $189.5 million, or 32.5% of K2’s consolidated net sales for the twelve months ended December 31, 2002. The increase in net sales from international operations was due to increased sales in the European and Asian markets of in-line skates of $12.7 million and higher combined ski and snowboard sales of $6.6 million.

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

General and administrative expenses for 2003 were $71.4 million, or 9.9% of net sales, compared with $56.9 million, or 9.8% of net sales, in 2002. The dollar and percentage increase in 2003 was attributable to K2’s acquisitions during 2003, which resulted in increased expenses of $9.6 million without a corresponding full year benefit of net sales, higher pension expenses of $2.1 million and the impact of stronger foreign currencies on translated expenses as compared to 2002.

Research and development expenses increased $1.1 million, or 12.9%, to $9.6 million from $8.5 million in 2002 as the result of K2’s acquisitions during 2003, which resulted in the inclusion of additional research and development expenses beginning with the date of each acquisition.

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

K2’s international operations (for operating locations outside of the U.S.) represented $13.8 million, or 42.9% of K2’s operating income, for the twelve months ended December 31, 2003 as compared with $8.5 million, or 31.1% of K2’s operating income, for the twelve months ended December 31, 2002. The improvement in operating income from international operations during 2003 was due to the increase in sales volume in the European and Asian markets and improved margins from fewer close out sales.

Interest expense.    Interest expense for 2003 increased to $10.0 million, compared with $9.0 million in 2002. The increase in interest expense for 2003 was primarily attributable to higher average borrowing levels during the year resulting from K2’s acquisitions during 2003, as well as approximately $0.4 million of amortization expense associated with the warrants issued on K2’s $25 million convertible subordinated debentures. These increases were partially offset by lower average interest rates on borrowings.

Debt Extinguishment Costs.    In conjunction with K2’s debt refinancing activities in March 2003, K2 expensed approximately $2.0 million ($1.3 million, or $0.05 per diluted share, after tax) of capitalized debt costs related to the payoff of the amounts outstanding under its existing debt facilities, and an additional $4.7 million ($3.1 million, or $0.11 per diluted share, after tax) was paid in cash and expensed for a make-whole premium related to the prepayment of K2’s Senior Notes.

Other income, net.    Other income increased to $2.2 million from $0.3 million in 2002. Other income generally includes gains or losses on disposals of fixed assets and other miscellaneous income and expenses. In 2003, other income also included a $2.2 million gain on the sale of the composite utility and decorative light poles and related product lines.

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

In the Action Sports segment, an operating profit of $4.7 million was reported in 2003 as compared with an operating loss of $5.5 million in 2002. The improvement in operating profit was attributable to the increase in sales volume (excluding the impact of acquisitions) during 2003, improved gross margins as the result of fewer close-out sales, reduced product costs from the China manufacturing facility and an increase in sales of higher margin products. The acquisitions made by K2 during 2003 in this segment did not have a significant impact on operating profit during 2003.

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

In the Footwear and Apparel segment, an operating profit of $0.9 million was reported in 2003 as compared to an operating loss of $2.3 million in 2002. The improvement in operating profit was attributable to the increase in sales volume during 2003 and improved gross margins as the result of fewer close-out sales.

Liquidity and Sources of Capital

Cash Flow Activity

K2’s operating activities provided $13.3 million of cash in 2004 as compared to $34.1 million during 2003. The decline in cash from operations during 2004 was primarily attributable to an increase in accounts receivable during the 2004 period of $102.7 million as compared to the prior year’s decrease of $24.0 million, partially offset by higher net income in 2004 of $27.5 million as compared to 2003, higher depreciation and amortization expense during 2004 of $13.7 million, a decrease in inventories during 2004 of $8.4 million as compared to an increase during 2003 of $20.3 million, and an increase in accrued liabilities of $27.0 million during 2004 as compared to a decrease during 2003 of $2.7 million. The improvement in net income for 2004 was primarily attributable to K2’s higher sales volume and higher gross margins. The increase in depreciation and amortization expenses during 2004 was attributable to higher depreciation expenses on fixed assets, higher amortization costs of intangible assets and an higher amortization costs of the increase to fair market value of acquired inventories, all of which resulted from K2’s acquisition activities during 2003 and 2004. The increase in accounts receivable and accrued liabilities and the reduction in inventories in 2004 was attributable to the seasonal working capital requirements of the businesses acquired by K2 during 2004.

Net cash used for investing activities was $216.3 million in the current year as compared to $42.5 million of cash used by investing activities in the prior year. The increase in cash used in investing activities was due to an increase in capital expenditures of $15.5 million, and an increase in cash used to acquire new businesses of $136.9 million. In addition, the 2003 period had $20.1 million of cash proceeds from the sale of the Division. The increase in capital expenditures during 2004 was attributable to the increase in the size of K2’s overall business as the result of acquisitions completed by K2 during 2003 and 2004. There were no material commitments for capital expenditures at December 31, 2004.

Net cash provided by financing activities in 2004 was $207.4 million as compared with $18.4 million during 2003. The increase in cash provided by financing activities during 2004 was due to $200.0 million of gross proceeds received from the issuance of senior notes and $93.6 million of net proceeds received from the issuance of equity compared to the issuance of $100.0 million in convertible subordinated debentures during 2003.

Capital Structure and Resources

K2’s principal long-term borrowing facility is a $250 million revolving credit facility (“Facility”), secured by all of K2’s assets in the United States, Canada and England. Total availability under the Facility is determined by a borrowing formula based on eligible trade receivables and inventory and defined advance rates. The Facility is expandable to $350 million and has a $100 million limit for the issuance of letters of credit. The Facility expires on July 1, 2009. At December 31, 2004, there were $60.2 million of borrowings outstanding under the Facility, $18.5 million of outstanding letter of credit issuances (consisting of $16.3 million of standby letters of credit and $2.2 million of trade letters of credit which expire over the next 12 months) and $170.2 million of available borrowing capacity. At December 31, 2004, K2 also had outstanding $25.0 million of 7.25% convertible subordinated debentures due March 2010, $75.0 million of 5.00% convertible senior debentures due June 2010 and $200.0 million of senior notes due July 2014. At December 31, 2004, K2 had $55.1 million outstanding under various foreign lending arrangements.

The Facility limits K2’s ability to pay cash dividends and to make stock repurchases to $1.0 million per each fiscal year, of which the full amount was available as of December 31, 2004. K2 is currently negotiating with its lenders under the Facility to obtain an amendment to this Stock repurchase restriction.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings, contractual obligations and long-term liabilities of K2 at December 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt (1)	$385,886	$4,619	$6,694	$65,789	$308,784
Operating leases (2)	68,186	16,610	21,427	13,360	16,789
Licensing arrangements (3)	23,466	16,919	6,210	337	—
Endorsement and sponsorship arrangements (4)	11,696	7,969	3,327	390	10
Pension contributions (5)	5,700	5,700	—	—	—
Amounts due related to acquisitions (6)	3,779	3,779	—	—	—

Total contractual cash obligations	$498,713	$55,596	$37,658	$79,876	$325,583

(1)	Includes principal payments contractually outstanding under K2’s lending arrangements. See Note 6 to Notes to Consolidated Financial Statements, for additional information on K2’s long-term debt obligations.
(2)	See Note 9 to Notes to Consolidated Financial Statements for additional information on K2’s operating leases.
(3)	In the ordinary course of business, K2 enters into licensing arrangements whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.
(4)	In the ordinary course of business, K2 enters into endorsement and sponsorship contracts with athletes whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.
(5)	These amounts include estimated contributions for K2’s pension plans. See Note 9 to Notes to Consolidated Financial Statements, for additional information on K2’s pension plans.
(6)	These amounts include payments to be made during 2005 related to K2’s completed acquisitions.

K2 believes that the credit available under the Facility, together with cash flow from operations, will be sufficient for K2’s business needs during 2005. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Facility. In addition, K2’s Senior Notes places limitations on the incurrence of indebtedness by K2.

Off-Balance Sheet Arrangements

K2 did not enter into any off-balance sheet arrangements during 2004 or 2003, nor did K2 have any off-balance sheet arrangements outstanding at December 31, 2004 or 2003.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2004 and December 31, 2003, K2 had recorded an estimated liability of approximately $800,000 and $980,000, respectively, for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s financial statements.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. K2 does not believe the implementation of SFAS 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment.” SFAS No. 123 (R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for K2 beginning in the 2005 third quarter. The impact on K2’s net income will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 1 in the Notes to Consolidated Financial Statements, and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binominal lattice model for valuing options.

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

Revenue Recognition

K2 recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, products are shipped directly from K2 suppliers to K2 customers and revenue is recognized when the product is delivered to and accepted by the customer or a representative of the customer. K2 revenues may fluctuate in cases when our customers delay accepting shipment of product for periods up to several weeks Reserves for estimated returns are established based upon historical return rates and recorded as reductions of sales.

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

Accounts Receivable and Allowances

Accounts receivable are the result of K2’s worldwide sales activities. Although K2’s credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 2004 and 2003, K2’s receivables from sporting goods retailers who sell skis, bindings, skates, snowboards and bikes amounted to 52% and 41%, respectively, of total receivables. K2 generally does not require collateral but performs periodic credit evaluations to manage its credit risk.

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

Inventories

Inventories are valued at the lower of cost or market value. Cost is substantially determined by the first-in, first-out method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations.

Long-Lived and Finite Lived Intangible Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to eleven years.

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” K2 assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. K2 determined there were no indicators of material impairment of long-lived assets as of December 31, 2004.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements, tradenames/trademarks and non-compete arrangements which have weighted average useful lives of approximately 8 years, 8 years, 5 years, 7 years and 4 years, respectively.

Indefinite Lived Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that a likely impairment exists. The impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a K2 reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

K2 determined in accordance with SFAS No. 142 that K2’s segments meet the criteria for aggregation and therefore performed its analysis at the reporting segment level. The fair value of K2’s reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses K2’s estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that K2 uses to manage the underlying businesses. Under the market approach, fair value is estimated based on market multiples of revenue or earnings for comparable companies.

In performing the fiscal 2004 annual test for the Marine and Outdoor segment, K2 assumed a sales growth rate of 5%; gross profit margins of 37%; an income tax rate of 35%; and a discount rate of 12%. For the Action Sports segment, K2 assumed a sales growth rate of 5%; gross profit margins of 34%; an income tax rate of 35%; and a discount rate of 12%. For the Team Sports segment, K2 assumed a sales growth rate of 3%; gross profit margins ranging from 34% to 36%; an income tax rate of 35%; and a discount rate of 12%. For the Footwear and Apparel segment, K2 assumed a sales growth rate of 5%; gross profit margins of 40%; an income tax rate of 35%; and a discount rate of 12%. K2 did not recognize any goodwill impairment as a result of performing this annual test.

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

Income Taxes

Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. K2 then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is unlikely, a valuation allowance must be established. A significant portion of K2’s deferred tax assets relate to net operating loss carryovers for both domestic and foreign purposes. The realization of these assets is based upon estimates of future taxable income. In those jurisdictions where the realization of these carryovers is not likely, a valuation allowance has been established.

Pensions

K2 sponsors several trusteed non-contributory defined benefit pension plans covering about 850 of its domestic employees. Benefits are generally based on years of service and the employee’s highest average compensation for five consecutive years during the years of credited service. Contributions are intended to provide for benefits attributable to service to date and service expected to be provided in the future. K2 funds these plans in accordance with the Employee Retirement Income Security Act of 1974.

Effective August 31, 2004, the domestic pension plans (the “plans”) were amended to freeze the accrual of future benefits for almost all of the employees. This resulted in active participants no longer accruing benefits under the plans. Participants will remain eligible to receive benefits they have earned under the plans through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plans. Only a small group of about 20 employees subject to a collective bargaining agreement will continue to accrue a benefit. The impact of this plan change on K2’s benefit costs is a one-time recognized curtailment loss of $353,000 in the 2004 third quarter.

The impact on future benefit costs is the elimination of the service cost and an $8.0 million reduction of the projected benefit obligation for future pay increases. This plan change has further resulted in an estimated reduction in net periodic pension costs for the 2005 year of $2.8 million.

K2 also has a pension plan which covered certain employees of the Simplex Building Products division which K2 sold in 2000. This plan is referred to as the “Simplex UAW Pension Plan.” The disclosures that follow include this plan.

Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on current market interest rates of long-term bonds as of December 31, 2004. There is no salary growth assumption for the future due to the freezing of the plans on August 31, 2004, whereby no additional benefits will accrue. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. As of December 31, 2003, K2’s assumption related to the discount rate, projected compensation increases and expected return on assets was 6.25%, 4.00% and 8.25%, respectively. Due to the declining interest rate environment for long-term bonds in 2004, K2 lowered its discount rate assumption to 5.75% at December 31, 2004. A continued change in the discount rate and actual vs. expected return on plan assets could have a significant impact on the pension costs recorded. During the twelve months ended December 31, 2004, K2 made contributions totaling $3.5 million to the plans.

Due to the lower discount rate and declines in the stock market during 2002, actual asset returns on K2’s pension assets did not meet K2’s original assumption of 2003 expected returns. This resulted in 2003 pension expense being higher than 2002 pension expense by approximately $2.1 million. Pension expense for the 2004 year was approximately $0.1 million lower than the 2003 year. The 2004 decrease in pension expense was attributable to: the plan freeze on August 31, 2004 resulting in a reduction in expense of approximately $0.6 million; better than expected 2003 asset returns resulting in a reduction to expense of approximately $0.3 million; all of which were offset by an increase in pension expense of approximately $0.8 million due to changes in assumptions regarding the discount rate, expected return on assets, mortality rates, administrative expenses and changes in participant demographics. For 2005, pension expense is estimated to be approximately $0.6 million, a reduction of $2.7 million from the 2004 year. This decrease in overall expense is expected to result from the following: a $0.2 million decrease in expense due to better than expected asset returns during 2004; a $2.8 million decrease in expense due to the freezing of the plan during 2004; all of which are expected to be offset by a $0.3 million increase in pension expense due to the decrease in the discount rate from 6.25% to 5.75% at December 31, 2004. K2 estimates a required cash contribution of approximately $5.7 million to the plans in 2005.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the plans exceeded the fair value of the assets of the plans by $22.5 million and $15.6 million at December 31, 2004 and 2003, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholders’ equity, of $14.5 million ($9.4 million, net of taxes) at December 31, 2004. Based on this amount recorded, K2 had $22.5 million and $15.2 million, of net pension liabilities as of December 31, 2004 and 2003, respectively, consisting of $22.5 and $15.6 million, respectively, in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.4 million at December 31, 2003. As of December 31, 2004, K2 classified $5.7 million of the pension liability as current and $16.8 million as long-term as K2 estimates contributions totaling $5.7 million to be made to the plans during the twelve months ended December 31, 2005.

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

Other Contingencies

In the ordinary course of business, K2 is involved in legal proceedings regarding contractual and employment relationships, product liability claims, environmental matters, intellectual property rights, and a variety of other matters. K2 records contingent liabilities resulting from claims when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, K2 does not believe that any of its pending legal proceedings or claims will have a material impact on its financial position or results of operations. However, if actual or estimated probable future losses exceed K2’s recorded liability for such claims, additional charges would be recorded as an expense during the period in which the actual loss or change in estimate occurred.

Impact of Inflation and Changing Prices

The inflation rate, as measured by the U.S. Consumer Price Index, has been relatively low in the last few years, and therefore, pricing decisions by K2 have largely been influenced by competitive market conditions. Depreciation expense is based on the historical cost to K2 of its fixed assets, and therefore, is considerably less than it would be if it were based on current replacement cost. While buildings, machinery and equipment acquired in prior years will ultimately have to be replaced at significantly higher prices, it is expected this will be a gradual process over many years.

Factors That Could Affect Future Results

Because of the following factors, as well as other factors affecting our business, financial position, results of operations and prospects, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

K2’s strategic plan, involving growth through the acquisition of other companies, may not succeed.

K2’s strategic plan involves rapid growth through the acquisition of other companies. Such growth involves a number of risks, including:

•	the difficulties related to combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day operations;

•	the assumption of liabilities of an acquired business, including unforeseen liabilities;

•	the failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	the dilution of existing stockholders and convertible note holders due to the issuance of equity securities, utilization of cash reserves, or incurrence of debt in order to fund the acquisitions;

•	the potentially substantial transaction costs associated with acquisitions;

•	the difficulties related to assimilating the products, personnel and systems of an acquired business and to integrating distribution and other operational capabilities; and

•	the difficulties in applying K2’s internal controls to an acquired business.

If K2 fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud, which could harm K2’s brands and operating results.

Effective internal controls are necessary for K2 to provide reliable and accurate financial reports and effectively prevent fraud. K2 has devoted significant resources and time to comply with the new internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that K2 assess and its auditors attest to the design and operating effectiveness of K2’s controls over financial reporting. K2’s compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of its financial reporting and data systems and controls across its operating subsidiaries. Furthermore, an important part of K2’s growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and K2 expects these systems and controls to become increasingly complex to the extent that it integrates acquisitions and its business grows. To effectively manage this growth, K2 will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. K2 cannot be certain that these measures will ensure that it designs, implements and maintains adequate controls over its financial processes and reporting in the future, especially in light of likely future acquisitions of companies that may not be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to implement required new or improved controls, difficulties encountered in their implementation or operation, or difficulties in the assimilation of acquired businesses into

K2’s control system could harm K2’s operating results or cause it to fail to meet its financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in K2’s reported financial information, which could have a negative effect on the trading price of its stock and its access to capital.

Current and future financings may place a significant debt burden on K2.

K2 has incurred substantial indebtedness. As of December 31, 2004, K2 had $415.9 million of outstanding debt, including $60.2 million of borrowings under its $250.0 million revolving credit facility, $55.1 million outstanding under foreign lending arrangements, outstanding convertible debentures of $100.0 million in the aggregate and $200.0 million outstanding in senior notes. In addition, as of December 31, 2004, K2 had available borrowings under its revolving credit facility of $170.2 million. K2’s substantial indebtedness, as well as potential future financings, could, among other things:

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

K2 faces intense competition and potential competition from companies with greater resources, and, if it is unable to compete effectively with these companies, its business could be harmed.

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

K2’s marine and outdoor products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products. Many of K2’s marine and outdoor competitors have greater financial and other resources than K2.

Certain K2 businesses are highly seasonal

Certain K2 businesses are highly seasonal. Historically, certain of K2’s businesses, such as fishing tackle and water sports products, baseball and softball, skis and snowboards, winter apparel, bikes, and in-line skates have experienced seasonal swings in their businesses depending on their respective products. This seasonality impacts K2’s working capital requirements and hence overall financing needs. In addition, K2’s borrowing capacity under the revolving credit facility is impacted by the seasonal change in receivables and inventory.

Purchasing decisions made by a small number of large format sporting goods retailers can have a significant impact on K2’s results.

Although the sporting goods manufacturing industry is highly fragmented, many of the retail customers that purchase sporting goods are highly concentrated. Large format sporting goods retailers are important to K2’s results of operations, and Wal-Mart accounted for approximately 16% of K2’s net sales for the year ended December 31, 2004. Due to their size, these retailers may demand better prices and terms from K2, and these demands may have an adverse impact on K2’s margins. In addition, if any of these large format sporting goods retailers were to decide to materially reduce the amounts or types of K2 products that they purchase, such decision would have a material adverse impact on K2’s business, financial condition, results of operations and prospects.

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

K2 cannot assure you that demand for its products will remain constant. The sales of leisure products are affected by changes in the economy and consumer tastes, both of which are difficult to predict. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing energy costs, declining consumer confidence and significant declines in the stock market could lead to a further reduction in discretionary spending for K2’s products.

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

International operations, unfavorable political developments, natural disasters and weak foreign economies may seriously harm K2’s financial condition.

K2’s business is dependent on international trade, both for sales of finished goods and low-cost manufacturing and sourcing of products. K2’s three principal markets are North America, Europe and Asia. K2’s revenues from international operations were approximately 27.5% of K2’s sales for the year ended December 31, 2004. K2 expects that its revenues from international operations will continue to account for a significant portion of its total revenues. Any political developments adversely affecting trade with Europe or Asia (especially China) or a natural disaster to any of K2’s facilities therein could severely impact K2 results of operations. K2’s international operations are subject to a variety of risks, including:

•	recessions in foreign economies;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	reduced protection of intellectual property rights in some countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	social, political and economic instability;

•	unexpected changes in regulatory requirements;

•	acts of war and terrorism;

•	ability to finance foreign operations;

•	changes in consumer tastes and trends;

•	natural disasters;

•	tariffs and other trade barriers; and

•	U.S. government licensing requirements for export.

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

Significant price volatility or interruptions in supply of K2’s raw materials may result in increased costs that it may be unable to pass on to customers, which could reduce profitability.

The prices of the raw materials, such as resin-based products, steel and aluminum, that K2 purchases from third parties are cyclical and volatile. K2 purchases a substantial portion of these raw materials from third party suppliers, and the cost of these raw materials represents a substantial portion of our cost of products sold. In recent periods, K2 has experienced significantly higher crude oil prices, which have resulted in increased prices for resin-based products. In addition, the fluctuations of supply and demand for raw materials have led to increased price volatility.

Although K2 frequently enters into supply agreements to acquire these raw materials, these agreements typically provide for market based pricing and provide K2 only limited protection against price volatility. While K2 attempts to match cost increases with corresponding product price increases, K2 is not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on profitability. If any of K2’s suppliers is unable to meet its obligations under present supply agreements, K2 may be forced to pay higher prices to obtain the necessary raw materials from other sources, and K2 may not be able to increase prices for finished products to recoup the higher raw materials cost. In addition, if any of the raw materials that K2 uses becomes unavailable within the geographic area from which they are now sourced, then K2 may not be able to obtain cost-effective substitutes. Any underlying cost increase that K2 is not able to pass on to customers or any interruption in supply of raw materials could increase K2’s costs or decrease revenues, which could reduce profitability.

Changes in currency exchange rates could affect K2’s revenues.

A significant portion of K2’s production and approximately 25.1% of K2’s sales for the year ended December 31, 2004 are denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although K2 engages in some hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make K2 products less competitive in foreign markets, and could reduce the sales and earnings represented by foreign currencies. Additionally, such fluctuation could result in an increase in cost of products sold in foreign markets reducing margins and earnings.

Acts of war or terrorism may have an adverse effect on K2’s business.

Acts of war or terrorism may have an adverse effect on the economy generally, and more specifically on K2’s business, financial condition, results of operations and prospects. Among various other risks, such occurrences have the potential to significantly decrease consumer spending on leisure products and activities, adversely impact K2’s ability to consummate future debt or equity financings and negatively affect K2’s ability to manufacture, source and deliver low-cost goods in a timely manner.

K2 is subject to and may incur liabilities under various environmental laws.

K2 is subject to federal, state, local and foreign laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of and exposure to hazardous substances. In that regard, K2 has been and could be subject to claims and inquiries related to alleged substances in K2’s products that may be subject to notice requirements or exposure limitations, particularly in California, which may result in fines and penalties. K2 is also subject to laws and regulations that impose liability for cost and damages resulting from past disposals or other releases of hazardous substances. For example, K2 may incur liability under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar laws, some of which impose strict, and in some cases, joint and several, liability for the cleanup of contamination resulting from past disposals of waste, including disposal at off-site locations. K2 is currently aware of one matter involving off-site waste disposal liability in South Carolina and another matter involving an offsite waste disposal facility in Michigan. At December 31, 2004 and December 31, 2003, K2 had recorded an estimated liability of approximately $800,000 and $980,000, respectively, for environmental matters. In addition, K2 has acquired and intends to continue to acquire pre-existing businesses, such as Rawlings, Völkl, Marker and Marmot, that have historical and ongoing operations, and K2 has limited information about the environmental condition of the properties of such companies. It is possible that soil and groundwater contamination may exist on these or other of K2’s properties resulting from current or former operations. Although K2 is not aware of any issues arising under current environmental laws that would be reasonably likely to have a material adverse effect on K2’s business, financial condition, results of operations, or prospects, K2 cannot assure you that such matters will not have such an impact.

Unfavorable weather can adversely affect K2’s sales.

Sales of K2’s recreational products are strongly influenced by the weather. For example, poor snow conditions in the winter or summer conditions unfavorable to outdoor sports can adversely affect sales of important K2 products.

K2 is subject to and may incur liabilities under various tax laws.

K2 is subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. In addition, changes in tax law and regulations, as well as adverse judicial rulings, could adversely affect the income tax provision. The Company believes that it has adequately provided for income tax issues not yet resolved with federal, state, and foreign tax authorities. Although not probable, the most adverse resolution of such issues could affect the income tax provision in the period in which that determination is made.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Fluctuations in foreign currency exchange rates can affect K2’s earnings and cash flows. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over annual time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At December 31, 2004, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $81.6 million.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected first quarter 2005 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increase materials costs would likely be partially offset by a positive impact on revenues due to K2’s sales internationally and the conversion of those international sales to U.S. dollars.

K2 is also exposed to interest rate risk in connection with its borrowings under the revolving bank credit facility and term loan which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For the $100 million of convertible subordinated debentures, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of December 31, 2004, K2 had $300.0 million in principal amount of fixed rate debt represented by the $100 million of convertible subordinated debentures and $200 million of senior notes, and $115.9 million of variable rate debt represented by borrowings under the revolving credit facility and foreign lending arrangements (at a weighted average interest rate of 4.62% at December 31, 2004). Based on the balance outstanding under the variable rate facilities as of December 31, 2004, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.2 million on an annual basis. At December 31, 2004, up to $170.2 million of variable rate borrowings were available under K2’s $250 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. At December 31, 2004, K2 had no such derivative financial instruments outstanding.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

K2 INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
	2004	2003	2002
	(Thousands, except per share figures)
Net sales	$1,200,727	$718,539	$582,159
Cost of products sold	800,678	498,620	411,620

Gross profit	400,049	219,919	170,539
Selling expenses	197,134	116,509	86,394
General and administrative expenses	121,895	71,358	56,862

Operating income	81,020	32,052	27,283
Interest expense	21,449	9,950	8,966
Debt extinguishment costs	—	6,745	—
Other income, net	(246)	(2,218)	(253)

Income before provision for income taxes	59,817	17,575	18,570
Provision for income taxes	20,876	6,151	6,500

Net income	$38,941	$11,424	$12,070

Basic earnings per share of Common Stock:	$0.97	$0.46	$0.67

Diluted earnings per share of Common Stock:	$0.86	$0.44	$0.67

Basic shares outstanding of Common Stock	40,285	24,958	17,941
Diluted shares outstanding of Common Stock	49,345	28,750	17,994

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED BALANCE SHEETS

	At December 31
	2004	2003
	(Thousands, except number of shares)
ASSETS
Current Assets
Cash and cash equivalents	$25,633	$21,256
Accounts receivable, net	369,914	224,818
Inventories, net	325,125	237,152
Deferred income taxes	29,709	29,223
Prepaid expenses and other current assets	22,775	13,083

Total current assets	773,156	525,532

Property, Plant and Equipment
Land and land improvements	6,794	3,037
Buildings and leasehold improvements	55,900	35,289
Machinery and equipment	204,651	162,472
Construction in progress	5,614	3,940

	272,959	204,738
Less allowance for depreciation and amortization	131,995	113,716

	140,964	91,022
Other Assets
Goodwill	349,760	147,047
Tradenames	137,329	61,394
Other intangible assets, net	21,276	20,406
Deferred income taxes	7,506	10,800
Other	26,374	15,670

Total Assets	$1,456,365	$871,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank loans	$31,490	$10,751
Accounts payable	103,158	77,304
Income taxes payable	28,386	8,305
Accrued payroll and related	67,443	33,040
Other accruals	83,624	53,235
Current portion of long-term debt	35,074	72,126

Total current liabilities	349,175	254,761
Long-term pension liabilities	16,854	11,173
Long-term debt	250,812	35,194
Deferred income taxes	58,123	38,636
Convertible subordinated debentures	98,535	98,067
Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 110,000,000 in 2004 and 60,000,000 shares is 2003, issued and outstanding shares—47,543,108 in 2004 and 34,146,798 in 2003	47,543	34,147
Additional paid-in capital	502,322	313,142
Retained earnings	146,558	107,617
Employee Stock Ownership Plan and stock option loans	—	(1,214)
Treasury shares at cost, 747,234 in 2004 and 2003	(9,107)	(9,107)
Accumulated other comprehensive loss	(4,450)	(10,545)

Total Shareholders’ Equity	682,866	434,040

Total Liabilities and Shareholders’ Equity	$1,456,365	$871,871

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Employee Stock Ownership Plan and Stock Option Loans	Treasury Shares, at Cost	Accumulated Other Comprehensive Loss	Total
	(Thousands)
Balance at December 31, 2001	18,676	$143,346	$84,123	$(1,582)	$(9,107)	$(20,799)	$214,657
Net income for the year 2002			12,070				12,070
Translation adjustments						9,719	9,719
Change in additional minimum pension liability, net of $2,639 in taxes						(4,904)	(4,904)
Net unrealized loss on derivative instruments, net of $253 in taxes						(470)	(470)

Comprehensive income							16,415
Exercise of stock options	3	19					22
Stock option loan repayments				53			53
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				149			149

Balance at December 31, 2002	18,679	143,365	96,193	(1,380)	(9,107)	(16,454)	231,296
Net income for the year 2003			11,424				11,424
Translation adjustments						7,947	7,947
Change in additional minimum pension liability, net of $189 in taxes						(351)	(351)
Net unrealized loss on derivative instruments, net of $908 in taxes						(1,687)	(1,687)

Comprehensive income							17,333
Shares issued in connection with acquisitions	14,250	156,284					170,534
Value of warrants issued in connection with issuance of convertible subordinated debentures		2,303					2,303
Exercise of stock options	1,218	7,990					9,208
Income tax benefit on stock option exercises		3,200					3,200
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				166			166

Balance at December 31, 2003	34,147	313,142	107,617	(1,214)	(9,107)	(10,545)	434,040
Net income for the year 2004			38,941				38,941
Translation adjustments						10,276	10,276
Change in additional minimum pension liability, net of $2,838 in taxes						(5,270)	(5,270)
Net unrealized gain on derivative instruments, net of $575 in taxes						1,089	1,089

Comprehensive income							45,036
Shares issued in connection with acquisitions	6,313	95,327					101,640
Shares issued in connection with equity offering, net	6,400	87,180					93,580
Exercise of stock options and warrants	683	4,368					5,051
Income tax benefit on stock option exercises		2,100					2,100
Amortization of restricted stock awards		199					199
Employee Stock Ownership Plan, amortization and loan repayment				1,214			1,214
Other items		6					6

Balance at December 31, 2004	$47,543	$502,322	$146,558	$0	$(9,107)	$(4,450)	$682,866

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2004	2003	2002
	(Thousands)
Operating Activities
Net income	$38,941	$11,424	$12,070
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operating division	(206)	(2,222)	—
Depreciation and amortization of property, plant and equipment	23,721	15,518	13,237
Amortization of intangibles and increase in fair value of inventories from acquisitions	8,561	2,879	688
Amortization of deferred debt and warrant costs	3,073	3,249	632
Deferred taxes and income taxes receivable	4,750	2,980	(2,135)
Increase (decrease) in long-term pension liabilities	5,681	(1,380)	8,828
Changes in operating assets and liabilities:
Accounts receivable, net	(102,688)	24,037	12,682
Repurchase of previously securitized receivables	—	—	(51,827)
Inventories, net	8,411	(20,348)	28,215
Prepaid expenses and other current assets	1,661	(2,579)	1,218
Accounts payable	(5,599)	3,329	432
Payroll and other accrued liabilities	26,964	(2,745)	(2,776)

Net cash provided by operations	13,270	34,142	21,264
Investing Activities
Property, plant and equipment expenditures	(36,297)	(20,759)	(8,281)
Disposals of property, plant and equipment	1,245	400	147
Purchases of businesses, net of cash acquired	(175,838)	(38,902)	(1,100)
Proceeds received from sale of operating division	—	20,132	—
Other items, net	(5,389)	(3,361)	370

Net cash used in investing activities	(216,279)	(42,490)	(8,864)
Financing Activities
Issuance of senior notes	200,000	—	—
Issuance of convertible subordinated debentures	—	100,000	—
Borrowings under long-term debt	738,366	523,673	65,750
Payments of long-term debt	(788,489)	(584,811)	(105,307)
Net borrowings under (payments on) accounts receivable purchase facility	—	(25,702)	25,702
Net increase (decrease) in short-term bank loans	(32,531)	4,490	1,245
Net proceeds from equity issuance	93,580	—	—
Debt issuance costs	(8,591)	(8,257)	—
Proceeds received from exercise of stock options and warrants	5,051	8,983	22

Net cash provided by (used in) financing activities	207,386	18,376	(12,588)

Net increase (decrease) in cash and cash equivalents	4,377	10,028	(188)
Cash and cash equivalents at beginning of year	21,256	11,228	11,416

Cash and cash equivalents at end of year	$25,633	$21,256	$11,228

See notes to consolidated financial statements

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 1—Summary of Significant Accounting Policies

Organization

K2 is a premier, branded consumer products company with a portfolio of leading brands including Shakespeare, Pflueger and Stearns in the Marine and Outdoor segment; Rawlings, Worth, and K2 Licensing & Promotions in the Team Sports segment; K2, Völkl, Marker, Ride and Brass Eagle in the Action Sports segment; and Adio, Marmot and Ex Officio in the Footwear and Apparel segment. The Marine and Outdoor segment represented $336.9 million, or 28.1%, of K2’s 2004 consolidated net sales, the Action Sports segment represented $502.7 million, or 41.9% of 2004 consolidated net sales, the Team Sports segment had sales of $250.4 million, or 20.8% of 2004 consolidated net sales and K2’s Footwear and Apparel segment had net sales of $110.7 million, or 9.2% of 2004 consolidated net sales.

Principles of Consolidation

The consolidated financial statements include the accounts of K2 and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

K2 maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year end is stated as of December 31. The years ended December 31, 2004, 2003 and 2002 consisted of 52 weeks.

Revenue Recognition

K2 recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, products are shipped directly from K2 suppliers to K2 customers and revenue is recognized when the product is delivered to and accepted by the customer. K2 revenues may fluctuate in cases when our customers delay accepting shipment of product for periods up to several weeks. Reserves for estimated returns are established based upon historical return rates and recorded as reductions of sales.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 1—Summary of Significant Accounting Policies (Continued)

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

Accounts Receivable and Allowances

Although K2’s credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 2004 and 2003, K2’s receivables from sporting goods retailers who sell skis, bindings, skates, snowboards and bikes amounted to 52% and 41%, respectively, of total receivables. K2 generally does not require collateral but performs periodic credit evaluations to manage its credit risk.

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

Accounts receivable are net of allowances for doubtful accounts and estimated sales returns of $14,895,000 and $7,558,000 at December 31, 2004 and 2003, respectively.

Inventories

Inventories are valued at the lower of cost or market value. Cost is substantially determined by the first-in, first-out method, including material, labor and factory overhead. K2 records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations.

Long-Lived and Finite Lived Intangible Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to eleven years.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 1—Summary of Significant Accounting Policies (Continued)

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, ranging from 2 to 30 years. At December 31, 2004, the weighted average useful life for buildings and leasehold improvements was 19.9 years and for machinery and equipment was 9.0 years.

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” K2 assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. K2 determined there were no indicators of material impairment of long-lived assets as of December 31, 2004.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements, tradenames/trademarks and non-compete arrangements which have weighted average useful lives of approximately 8 years, 8 years, 5 years, 7 years and 4 years, respectively.

Indefinite Lived Intangible Assets

Effective January 1, 2002, K2 adopted standards on “Business Combinations,” and “Goodwill and Other Intangible Assets.” In accordance with these standards, goodwill and intangible assets with indefinite lives are no longer amortized but instead are measured for impairment at least annually, or when events indicate that a likely impairment exists. As required by the standards, the impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a K2 reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 1—Summary of Significant Accounting Policies (Continued)

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

The following activity related to product warranty liabilities:

	For the year ended December 31
	2004	2003	2002
		(Thousands)
Balance at January 1	$5,526	$2,954	$2,237
Charged to costs and expenses	8,394	4,677	5,043
Increase to reserve resulting from acquisitions	2,618	3,498	—
Amounts charged to reserve	(6,847)	(5,603)	(4,326)

Balance at December 31	$9,691	$5,526	$2,954

Income Taxes

Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. K2 then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that recovery is unlikely, a valuation allowance must be established. A significant portion of K2’s deferred tax assets relate to net operating loss carryovers for both domestic and foreign purposes. The realization of these assets is based upon estimates of future taxable income. In those jurisdictions where the realization of these carryovers is not likely, a valuation allowance has been established.

Pensions

As described in Note 9, K2 sponsors trusteed noncontributory defined benefit pension plans covering most of its domestic employees. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 1—Summary of Significant Accounting Policies (Continued)

value at the grant date for K2’s stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	December 31
	2004	2003	2002
	(Thousands, except per share date, percentages and years)
Net income as reported	$38,941	$11,424	$12,070
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	2,157	586	1,399

Net income, adjusted	$36,784	$10,838	$10,671

Earnings per share:
Basic—as reported	$0.97	$0.46	$0.67
Basic—pro forma	$0.91	$0.43	$0.59
Diluted—as reported	$0.86	$0.44	$0.67
Diluted—pro forma	$0.82	$0.42	$0.59
Risk free interest rate	3.55%	2.71%	4.58%
Expected life of options	5 years	5 years	5 years
Expected volatility	43.3%	49.8%	36.3%
Expected dividend yield	—	—	—

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” which will require K2 to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised 2004) will become effective for K2 beginning in the 2005 third quarter. Based on K2’s current methodology in determining compensation expense related to stock options, the impact of the adoption of this amendment to current and prior year earnings is reflected in the table above. K2 is also currently evaluating the impact the adoption of this amendment will have on future cash flows.

During 2004, 2003 and 2002, stock options granted were 1,192,400, 617,900 and 40,000, respectively. Using the Black Scholes option pricing model and the assumptions as noted above, the options granted each had a weighted average fair value of $7.98, $4.79 and $4.33, respectively.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 1—Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

K2 reports freight billed to customers (“freight recovery”) as a component of net sales and related freight costs are reflected primarily in selling expenses. The amount of freight costs reflected in selling expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $16,941,000, $11,654,000 and $11,563,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2004, 2003 and 2002 amounted to $25,340,000, $18,124,000 and $17,064,000, respectively.

Other Income, net

Other income generally includes gains or losses on disposals of fixed assets and other miscellaneous income and expenses. During 2004 and 2003, other income also includes a gain of $0.2 million and $2.2 million, respectively, related to the sale of the composite utility and decorative light poles and related product lines. For further discussion, see Note 3 to Notes to Consolidated Financial Statements.

Comprehensive Income (loss)

Comprehensive income (loss) includes all changes in shareholders’ equity except those resulting from investments by, and distributions to, shareholders. Accordingly, K2’s comprehensive income (loss) includes net income (loss) and foreign currency adjustments that arise from the translation of the financial statements of K2’s foreign subsidiaries, minimum pension liability and fair value gains and losses on certain derivative instruments.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. K2 does not believe the implementation of SFAS 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payment.” SFAS No. 123 (Revised) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for K2 beginning in the 2005 third quarter. The impact on K2’s net income will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 1 and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binominal lattice model for valuing options.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 1—Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—Acquisitions

2004 First Quarter Acquisition Activity:

Fotoball USA, Inc.

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc. (“Fotoball”), a marketer and manufacturer of souvenir and promotional products, principally for team sports, in a stock-for-stock exchange offer/merger transaction. Under the terms of the merger, each outstanding share of Fotoball common stock was converted into 0.2757 shares of common stock of K2 for a total of approximately 1.0 million shares of K2’s common stock. The transaction was valued at approximately $17.1 million plus merger costs of approximately $1.0 million. The purchase price included fully vested K2 stock options issued in exchange for Fotoball stock options outstanding at the time of the acquisition with a value of approximately $1.5 million. The value of the K2 stock options issued in exchange for the Fotoball stock options outstanding was based on a Black-Scholes estimate using the following assumptions: risk free interest rate of 3.00%, volatility of K2 stock of 0.478 and expected life of 4.00 years. The results of the operations of Fotoball were included in the consolidated financial statements of K2 beginning with the date of the merger. Subsequent to the completion of the merger, K2 changed the name of Fotoball to K2 Licensing & Promotions, Inc.

The Fotoball acquisition was accounted for under the purchase method of accounting, and accordingly the purchased assets and assumed liabilities are recorded at their estimated fair values at the date of the merger. The purchase price allocation resulted in an excess of the purchase price over net tangible assets acquired of $17.1 million. Based on a independent third party valuation completed by K2, net intangible assets acquired/(liabilities assumed) were allocated to: non-compete agreements of $0.1 million with an average life of 2.5 years; customer relationships of $1.2 million with an average life of 5.8 years; licensing agreements of ($1.0) million with an average life of 2.3 years; tradenames with indefinite lives not subject to amortization of $1.1 million; and goodwill not subject to amortization of $15.7 million.

2004 Second Quarter Acquisition Activity:

On April 19, 2004, K2 completed the acquisition of substantially all of the assets of Worr Game Products, Inc., and All-Cad Manufacturing, Inc. (collectively, “Worr Games”), businesses engaged in the design, manufacturing, selling and distribution of premium paintball markers. The purchase price for these assets was paid in a combination of cash and the issuance of 304,340 shares of K2 common stock. The results of the operations of Worr Games were included in the consolidated financial statements of K2 beginning with the date of the acquisition.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 2—Acquisitions

On May 12, 2004, K2 completed the acquisition of substantially all of the assets of Ex Officio, a leader in the design and manufacture, sale and distribution of men and women’s apparel for the outdoor and adventure travel apparel for men and women, in an all cash transaction. Ex Officio’s products are characterized by technical features, performance fabrics, and outdoor styles, and are used in a variety of activities including fishing, kayaking, trekking, exploring, and other leisure activities. Ex Officio also markets a line of insect repellent clothing under the Buzz Off brand. The results of the operations of Ex Officio were included in the consolidated financial statements of K2 beginning with the date of the acquisition.

The three transactions completed during the 2004 second quarter were accounted for under the purchase method of accounting, and accordingly the purchased assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The combined preliminary purchase price allocation for the three acquisitions resulted in an excess of the purchase price over net tangible assets acquired of $32.8 million.

Based on independent third party valuations completed by K2, the excess amounts of the Worr Games, IPI and Ex Officio transactions were preliminarily allocated to: intangible assets/(liabilities assumed) with definite and indefinite lives including: patents of $1.1 million with an average life of 6.2 years; trademarks of $0.6 million with an average life of 8.2 years; supply agreements of ($0.7) million with an average life of 1.0 year; non-compete agreements of $1.0 million with an average life of 5.0 years; order backlog of $0.3 million with an average life of 9 months; tradename with an indefinite life not subject to amortization of $7.2 million; and goodwill not subject to amortization of $23.3 million.

2004 Third Quarter Acquisition Activity:

Marmot Mountain Ltd.

On June 30, 2004, K2 completed the acquisition of Marmot Mountain Ltd. (“Marmot”). Marmot, founded in 1971, is a leader in the premium technical outdoor apparel and equipment market. Marmot’s product lines include performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags. The aggregate purchase price of the transaction was valued at approximately $83.6 million (excluding merger costs of approximately $3.3 million) plus the repayment of permanent and seasonal working capital debt. The transaction consideration consisted of $38.2 million in cash and the issuance of 2,840,123 shares of K2 Inc. common stock. In connection with the acquisition, K2 paid off Marmot’s long-term debt of approximately $1.8 million. The results of the operations of Marmot were included in the consolidated financial statements of K2 beginning with the date of the merger.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 2—Acquisitions (Continued)

The Marmot transaction was accounted for under the purchase method of accounting; and, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of the merger. The following table summarizes the total purchase price, estimated fair values of the assets acquired and liabilities assumed, and the resulting net intangible assets acquired at the date of the acquisition:

	In thousands
Total purchase price, including estimated merger expenses (a)		$86,848
Total current assets	$27,892
Property, plant and equipment	1,466
Deferred taxes and other assets	120

Net tangible assets acquired (b)	29,478
Total liabilities assumed (c)	34,078

Net liabilities assumed (b) – (c) = (d)		(4,600)

Net intangible assets acquired (a) – (d)		$91,448

Based on an independent third party valuation completed by K2 during 2004, net intangible assets acquired were allocated to: non-compete agreements of $0.2 million with an average life of 2.8 years; order backlog of $1.2 million with an average life of 6 months; tradename with an indefinite life not subject to amortization of $16.6 million; and goodwill not subject to amortization of $73.4 million.

Völkl and Marker.

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

The Völkl and Marker transactions were accounted for under the purchase method of accounting; and, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values at the date of the merger. The following table summarizes the total purchase price, estimated fair values of the assets acquired and liabilities assumed, and the resulting net intangible assets acquired at the date of the acquisition:

	In thousands
Total purchase price, including estimated merger expenses (a)		$101,209
Total current assets	$94,251
Property, plant and equipment	30,241
Deferred taxes and other assets	1,970

Net tangible assets acquired (b)	126,462
Total liabilities assumed (c)	142,081

Net liabilities assumed (b) – (c) = (d)		(15,619)

Net intangible assets acquired (a) – (d)		$116,828

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 2—Acquisitions (Continued)

Based on an independent third party valuation completed by K2 during 2004, net intangible assets acquired were allocated to: patents of $0.2 million with an average life of 3.0 years; customer relationships of $0.3 million with an average life of 5.0 years; tradenames with indefinite lives not subject to amortization of $51.1 million; and goodwill not subject to amortization of $65.3 million.

At December 31, 2004, there was approximately $6.1 million of cash and 625,224 of K2 Inc. shares held in escrow or due for payment in 2005 relating to K2’s acquisitions. The cash and shares will be released from escrow during 2005 through 2008 subject to final agreement between the K2 and the selling parties. The cash and shares in escrow as well as future cash payments due in 2005 have been reflected in the purchase price of the related acquisition. The shares held in escrow are reflected in the calculation of diluted earnings per share for the year ended December 31, 2004.

During 2004, K2 also completed three smaller acquisitions, two in the Marine and Outdoor segment and one in the Team Sports segment, for a combined total purchase price of approximately $24.4 million. The three additional transactions completed were accounted for under the purchase method of accounting, and accordingly the purchased assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The combined preliminary purchase price allocation for the three acquisitions resulted in an excess of the purchase price over net tangible assets acquired of $18.4 million. The consolidated statements of operations include the operating results of each business from the date of the acquisitions. The preliminary allocation of one of these transactions assumes the excess purchase price of the acquisition will be allocated to goodwill, and is thus not amortized. The final allocation, however, could include identifiable intangible assets with finite and indefinite lives separate from goodwill. Should there be assets with finite lives, those assets will be subject to amortization resulting in additional amortization expense.

During 2003, K2 completed seven acquisitions, including the acquisitions of Rawlings Sporting Goods Company, Inc. (“Rawlings”), on March 26, 2003, Worth, Inc. (“Worth”), on September 16, 2003 and Brass Eagle, Inc. (“Brass Eagle”), on December 8, 2003 as well as five smaller acquisitions.

The following summarized unaudited pro forma results of operations of K2 assume the acquisitions of Rawlings, Brass Eagle, Marmot and Völkl and Marker had occurred as of January 1, 2003, the earliest date for which information is presented below. The pro forma results also exclude the debt extinguishment costs incurred by K2 during 2003. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates, or of results which may occur in the future. Pro forma results of operations of K2’s other acquisitions have not been presented because the effects of these additional acquisitions were not material on either an individual basis or aggregate basis to K2’s consolidated results of operations.

	For the twelve months ended December 31
	2004	2003
	(Thousands, except per share amounts)
Pro Forma Information (Unaudited)
Net sales	$1,258,777	$1,104,551
Operating income	65,587	61,950
Net income	24,253	19,704
Diluted earnings per share	$0.51	$0.43

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 2—Acquisitions (Continued)

Pursuant to the acquisitions made by K2 during 2004 and 2003, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $11.0 million and $5.1 million, during 2004 and 2003, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2004 or 2003.

The following table summarizes the activity in 2003 and 2004:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Reserves established in conjunction with 2003 acquisitions	$3,051	$816	$3,867	$1,203	$5,070
Utilized in 2003:	(640)	—	(640)	—	(640)

Balance at December 31, 2003	$2,411	$816	$3,227	$1,203	$4,430
Reserves established in conjunction with 2004 acquisitions	6,968	40	7,008	4,034	11,042
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(974)	—	(974)	—	(974)
Utilized in 2004:	(1,415)	(488)	(1,903)	(40)	(1,943)

Balance at December 31, 2004	$6,990	$368	$7,358	$5,197	$12,555

K2 believes that the remaining reserves for restructuring are adequate to complete its plans.

Note 3—Sale of Operating Division

On May 27, 2003, K2 completed the sale of the assets of the composite utility and decorative light poles and related product lines (the “Division”) of its Marine and Outdoor segment to a subsidiary of Genlyte Thomas Group LLC. The Division was sold for approximately $20.1 million in cash and the assumption of certain liabilities by the buyer. During 2003 and 2004, K2 recorded a gain on sale of the Division of $2.2 million and $0.2 million, respectively, which included the costs of disposal and amounts related to the retention of certain liabilities by K2.

Note 4—Inventories

Inventories consisted of the following at December 31:

	2004	2003
	(Thousands)
Finished goods	$237,162	$180,379
Work in process	15,389	10,843
Raw materials	72,574	45,930

Total inventories	$325,125	$237,152

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 5—Intangible Assets

The components of intangible assets consisted of the following at December 31:

	Weighted Average Useful Life	2004			2003
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
		(Thousands)
Intangibles subject to amortization:
Patents	8.4 years	$14,142	$3,161	$10,981	$12,062	$1,769	$10,293
Customer contracts/relationships	8.3 years	8,139	1,488	6,651	6,576	393	6,183
Licensing agreements	5.2 years	2,795	868	1,927	3,800	475	3,325
Tradenames/trademarks	7.1 years	955	128	827	335	7	328
Non-compete agreements	4.4 years	1,347	212	1,135	—	—	—
Order backlog and other	0.6 years	1,040	1,285	(245)	277	—	277

		28,418	7,142	21,276	23,050	2,644	20,406
Intangibles not subject to amortization:
(by segment)
Tradename
Marine and Outdoor		352	—	352	—	—	—
Action sports		81,690	—	81,690	28,794	—	28,794
Team sports		33,687	—	33,687	32,600	—	32,600
Footwear and Apparel		21,600	—	21,600	—	—	—
Goodwill
Marine and outdoor		22,853	—	22,853	11,396	—	11,396
Action sports		156,211	—	156,211	77,558	—	77,558
Team sports		88,722	—	88,722	58,093	—	58,093
Footwear and Apparel		81,974	—	81,974	—	—	—

		487,089	—	487,089	208,441	—	208,441
Total intangibles		$515,507	$7,142	$508,365	$231,491	$2,644	$228,847

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 5—Intangible Assets (Continued)

The increase in intangibles subject to and not subject to amortization at December 31, 2004 from December 31, 2003 is due to K2’s acquisition activities during 2004 as follows:

	December 31, 2003 Net Book Value	2004 Activity						December 31, 2004 Net Book Value
		Acquisition of Fotoball	Acquisition of Marmot	Acquisition of Völkl and Marker	Other Acquisitions	Other Activity	Amortization
Intangibles subject to amortization:
Patents	$10,293	—	$—	$160	$1,106	$814	$(1,392)	$10,981
Customer contracts/relationships	6,183	1,189	10	330	34	—	(1,095)	6,651
Licensing agreements	3,325	(1,005)	—	—	—	—	(393)	1,927
Tradenames/trademarks	328	—	—	—	620	—	(121)	827
Non-compete agreements	—	85	200	20	1,042	—	(212)	1,135
Order backlog and other	277	—	1,200	—	(437)	—	(1,285)	(245)

	20,406	269	1,410	510	2,365	814	(4,498)	21,276
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor	—	—	—	—	352	—	—	352
Action sports	28,794	—	—	51,060	1,836	—	—	81,690
Team sports	32,600	1,087	—	—	—	—	—	33,687
Apparel and Footwear	—	—	16,600	—	5,000	—	—	21,600
Goodwill
Marine and Outdoor	11,396	—	—	—	9,742	1,715	—	22,853
Action Sports	76,603	—	—	65,258	7,316	7,034	—	156,211
Team Sports	58,093	15,548	—	—	16,992	(1,911)	—	88,722
Apparel and Footwear	955	—	73,438	—	7,576	5	—	81,974

	208,441	16,635	90,038	116,318	48,814	6,843	—	487,089
Total intangibles	$228,847	$16,904	$91,448	$116,828	$51,179	$7,657	$(4,498)	$508,365

The purchase price of two of the smaller acquisitions made during 2003 in the Marine and Outdoor and Action Sports segments were subject to earn out provisions which resulted in or will result in an additional cash payment of approximately $9.1 million to the selling shareholders. These amounts are included in the “Other Activity” column in the table above.

Amortization expense for intangibles subject to amortization was approximately $4.5 million for the year ended December 31, 2004. Amortization expense of intangible assets subject to amortization is estimated to be approximately $3.3 million during 2005, approximately $3.5 million during 2006, approximately $3.4 million during 2007, approximately $3.3 million during 2008 and approximately $2.0 million during 2009.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 5 – Intangible Assets (Continued)

K2 determined in accordance with SFAS No. 142 that K2’s segments meet the criteria for aggregation and therefore performed its analysis at the reporting segment level. The fair value of K2’s reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses K2’s estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that K2 uses to manage the underlying businesses. Under the market approach, fair value is estimated based on market multiples of revenue or earnings for comparable companies.

In performing the fiscal 2004 annual test for the Marine and Outdoor segment, K2 assumed a sales growth rate of 5%; gross profit margins of 37%; an income tax rate of 35%; and a discount rate of 12%. For the Action Sports segment K2 assumed a sales growth rate of 5%; gross profit margins of 34%; an income tax rate of 35%; and a discount rate of 12%. For the Team Sports analysis, K2 assumed a sales growth rate of 3%; gross profit margins ranging from 34% to 36%; an income tax rate of 35%; and a discount rate of 12%. For the Footwear and Apparel segment, K2 assumed a sales growth rate of 5%; gross profit margins of 40%; an income tax rate of 35%; and a discount rate of 12%. K2 did not recognize any goodwill impairment as a result of performing this annual test.

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

Based on the results of the annual impairment tests, K2 determined that no impairment of goodwill existed as of December 31, 2004. However, future goodwill impairment tests could result in a charge to earnings. K2 will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

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

Note 6—Borrowings and Other Financial Instruments

At December 31, 2004, K2’s principal long-term borrowing facility was a five-year, $250 million revolving Credit Facility (“Facility”) expiring on July 1, 2009 with several banks and other financial institutions. The Facility is expandable to $350 million subject to certain conditions. The Facility has a $100 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 6—Borrowings and Other Financial Instruments (Continued)

inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, but as of December 31, 2004 bear a rate equal to the prime rate, or a LIBOR interest rate plus 2.00%, and the Facility had an unused commitment fee of 0.375% per year. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

At December 31, 2004, borrowings of $60.2 million were outstanding under the Facility bearing an average interest rate of 4.83%. At December 31, 2004, there were also letters of credit outstanding under the Facility of $18.5 million (consisting of $16.3 million of standby letters of credit and $2.2 million of trade letters of credit expiring over the next 12 months). K2 has classified $30.5 million of seasonal borrowings outstanding under the Facility at December 31, 2004 as current. Pursuant to the terms of the Facility, an additional $170.2 million was available for borrowing at December 31, 2004.

At December 31, 2004, K2 also had $31.4 million and $23.7 million outstanding under short-term and long-term foreign lending arrangements, respectively, with an additional $45.5 million available for borrowing at December 31, 2004. The short-term facilities generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries’ local currencies. At December 31, 2004, interest rates on the foreign facilities ranged from 1.2% to 6.9%. The weighted average interest rates on the foreign facilities as of December 31, 2004 and 2003 were 4.4% and 2.7%, respectively. K2 had approximately $928,000 of trade letters of credit outstanding under the foreign facilities as of December 31, 2004.

At December 31, 2004, K2 also had $25.0 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the noteholders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.143 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (the “Warrants”). K2 assigned a total fair market value of $2,303,000 to the Warrants. At December 31, 2004, the aggregate unamortized fair market value of $1,465,000 is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

At December 31, 2004, K2 also had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At December 31, 2004, K2 also had $200.0 million of 7.375% senior, unsecured notes (“Senior Notes”) due July 1, 2014. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 6—Borrowings and Other Financial Instruments (Continued)

The principal components of long-term debt at December 31 were:

	2004	2003
	(Thousands)
$250 million five-year secured bank revolving credit line due July 1, 2009, interest payments due at LIBOR plus 1.75% to 2.50% or at the prime rate plus 0.00% to 0.50%, and a commitment fee of 0.375% on the unused portion of the line through July 1, 2009.	$60,191	$92,320
Term loan payable in equal monthly installments through March 31, 2006, interest payments due at LIBOR plus 3.50% to 4.50% or at the prime rate plus 1.50% to 2.50%	—	15,000
$75 million convertible subordinated debentures, due June 15, 2010 with semi-annual interest payable at 5.00%	75,000	75,000
$25 million convertible subordinated debentures, due March 3, 2010 with quarterly interest payable at 7.25%	25,000	25,000
$200 million senior notes, due July 1, 2014 with semi-annual interest payable at 7.375%	200,000	—
Foreign lending arrangements	23,650	—
Other	2,045	—

	385,886	207,320
Less-unamortized warrant discount	(1,465)	(1,933)
Less-amounts due within one year	(4,619)	(6,667)
Less-reclassification of payments on revolving credit facility to current	(30,455)	(65,459)

	$349,347	$133,261

The principal amount of long-term debts contractually maturing in each of the five years ended December 31 following 2004 is:

(Thousands)
2005	$4,619
2006	3,505
2007	3,189
2008	2,660
2009	63,129
Thereafter	308,784

$385,886

Interest paid on short and long-term debt for the years ended December 31, 2004, 2003 and 2002 was $11.5 million, $8.1 million and $9.0 million, respectively.

The credit facilities limit K2’s ability to pay cash dividends and make stock repurchases to $1.0 million per year. K2 did not pay any dividends or make any stock repurchases during 2004. K2 is currently negotiating with its lenders under the Facility to obtain an amendment to this Stock repurchase restriction.

The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged, which approximate market rates. As of

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 6—Borrowings and Other Financial Instruments (Continued)

December 31, 2004, the fair value of the $25.0 million and $75.0 million convertible subordinated debentures, based on quoted market interest rates, was $29.5 million and $80.9 million, respectively. The fair value of the $200.0 million convertible subordinated debentures, based on quoted market interest rates, was $261.8 million at December 31, 2004.

K2, including its foreign subsidiaries, enters forward exchange contracts to hedge certain firm and anticipated purchase commitments, which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce K2’s risk of fluctuating exchange rates. K2’s forward contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce K2’s exposure to identified risks. The ineffective portion of derivative transactions was not material to the results of operations for the year ended December 31, 2004. At December 31, 2004, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $81.6 million. At December 31, 2004, the fair value of these contracts was an unrealized loss of $1.6 million, which was reflected, net of taxes, as a decrease to other comprehensive income and as a current liability on the balance sheet. The fair value of these contracts will be recognized in cost of products sold when the related inventory is sold which is expected to be within one year. Counterparties on foreign exchange contracts expose K2 to credit losses in the event of non-performance, but K2 does not anticipate non-performance based on the credit ratings of the financial institutions.

Note 7—Income Taxes

Income (loss) from operations before provision (credit) for income taxes for the years ended December 31 was taxed under the following jurisdictions:

	2004	2003	2002
	(Thousands)
Domestic	$22,497	$(726)	$(8,900)
Foreign	37,320	18,301	27,470

	$59,817	$17,575	$18,570

The table of pretax income for 2002 above reflects an intercompany transfer pricing adjustment which resulted in an increase to K2’s foreign taxable income, and a decrease to K2’s domestic taxable income. K2 has filed a request with the Internal Revenue Service (“IRS”) for approval of the intercompany transfer pricing adjustment. K2 is also in the process of filing for approval of such adjustment in the foreign taxing jurisdiction as well. Obtaining approval from the respective taxing jurisdictions would result in the utilization of net operating losses in foreign jurisdictions, and the recovery of prior taxes paid in the United States. K2 will continue to file its United States and foreign tax returns using this transfer pricing adjustment. Although K2 has already received tentative refunds as a result of the adjustment, the full tax benefit of such refunds has not been included into income until certain contingencies are resolved. Therefore, in 2002 K2 recorded $4.8 million of the refunds as a current liability, pending the outcome of the discussions with the relevant taxing jurisdictions. Approval of this transfer pricing adjustment could generate a significant reduction to K2’s effective tax rate in the future.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 7—Income Taxes (Continued)

Components of the provision (credit) for income taxes applicable to operations for the three years ended December 31 are:

	2004		2003		2002
	Current	Deferred	Current	Deferred	Current	Deferred
	(Thousands)
Federal	$(1,052)	$10,429	$2,839	$(1,867)	$(2,062)	$(859)
State	475	1,227	498	319	238	(25)
Foreign	10,067	(270)	3,750	612	7,349	1,859

	$9,490	$11,386	$7,087	$(936)	$5,525	$975

The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

	2004	2003	2002
	(Percent)
Statutory federal income tax rate	35.0	35.0	35.0
State income tax effect, net of federal benefit	1.7	3.0	0.7
Tax rate differential on foreign earnings	(3.7)	(8.6)	(2.6)
Other	1.9	5.6	1.9

	34.9	35.0	35.0

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The 2004 American Jobs Creation Act was signed into law on October 22, 2004 and created a temporary tax deduction relating to the repatriation of certain foreign earnings. No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are expected to be permanently reinvested. At December 31, 2004, $97.5 million of accumulated undistributed earnings of non-U.S. subsidiaries were considered permanently reinvested.

K2 believes that it has adequately provided for income tax issues not yet resolved with federal, state, and foreign tax authorities. Although not probable, the most adverse resolution of such issues could affect the income tax provision in the period in which that determination is made.

The IRS is currently conducting a limited scope audit of K2’s Federal income tax return for 2001. K2 does not believe that the outcome of these matters will have a material adverse effect on our consolidated results of operations or consolidated financial position.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 7—Income Taxes (Continued)

Deferred tax assets and liabilities are comprised of the following at December 31:

	2004	2003
	(Thousands)
Non-current deferred tax liabilities:
Depreciation and amortization of property, plant and equipment	$(7,449)	$(8,655)
Amortization of intangibles	(47,804)	(28,256)
Other	(2,870)	(1,725)

Non-current deferred tax liabilities	(58,123)	(38,636)

Current deferred tax assets:
Insurance accruals	1,007	1,845
Foreign loss carryovers	2,200	2,874
Domestic loss carryovers	21,623	16,984
Bad debt reserve	4,056	3,867
Inventory reserve	4,413	4,720
Warranty reserve	2,297	1,731
Advertising reserve	1,898	1,021
Uniform capitalization	1,865	1,087
Restructure & contingency reserve	13,020	7,940
Pension accrual	8,084	6,652
Other	7,818	8,194

	68,281	56,915
Valuation allowance	(38,574)	(27,692)

Current deferred tax assets	29,707	29,223

Non-current deferred tax assets:
Goodwill amortization	7,506	10,800

Non-current deferred tax assets	7,506	10,800

Net deferred tax (liability) asset	$(20,910)	$1,387

As a result of K2’s recent acquisitions, K2 has recorded deferred tax assets for cumulative temporary differences that existed at the time of acquisition. Valuation allowances have been established against certain of these deferred tax assets, including net operating loss carryovers, as the realization of these deferred tax assets in the near future is not likely. During 2004, K2 realized $2.6 million of tax benefits that reduced the goodwill of such acquisitions. At December 31, 2004, approximately $37.8 million of the valuation allowance relates to deferred tax assets for which subsequently recognized tax benefits will reduce goodwill.

At the acquisition date of Ride Inc. (“Ride”) in 1999, Ride had $30.2 million of federal net operating loss carryovers which begin to expire in 2010. The ability of K2 to utilize these losses to reduce future tax due is subject to an annual Internal Revenue Code §382 limitation. Accordingly, K2 currently estimates the amount realizable would be a maximum of $13.1 million over the entire carryover period. For financial reporting purposes, the realization of these carryovers would reduce goodwill recorded from the acquisition of Ride. During 2002, K2 recorded a reduction of goodwill of $0.5 million for the estimated amount of Ride’s operating loss carryover likely to be utilized in the near future.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 7—Income Taxes (Continued)

At the acquisition date, Rawlings had approximately $30 million of federal net operating loss carryovers which begin to expire in 2018. The ability of K2 to utilize these losses to reduce future tax due is subject to an annual Internal Revenue Code §382 limitation. At the time of the acquisition, a valuation allowance was recorded to reduce the deferred tax asset attributable to the net operating losses. For financial reporting purposes, the realization of these carryovers would result in adjustments to the valuation allowance amount being applied as a reduction to the goodwill recorded from the acquisition of Rawlings.

At December 31, 2004, foreign subsidiaries had unused operating loss carryovers of approximately $6.5 million, certain of which begin to expire in 2009. Since the use of these operating loss carryovers is limited to future taxable earnings of the related foreign subsidiaries, a valuation allowance has been recorded to reduce a portion of the deferred tax assets attributable to the net operating loss carryovers. At December 31, 2004, the net deferred tax asset for foreign net operating loss carryovers, after valuation allowance, is approximately $1.5 million.

K2 recorded a deferred tax asset related to additional minimum pension liability of its United States companies which was included as a component of other comprehensive income in the amount of $2.6 million, $250,000 and $2.7 million in the years ended December 31, 2004, 2003, and 2002, respectively.

The amount of income tax benefit attributable to employee stock option transactions that was allocated to shareholders’ equity was $2.1 million and $3.2 million for 2004 and 2003, respectively.

Income taxes paid, net of refunds, in the years ended December 31, 2004, 2003 and 2002 were $6.5 million, $3.6 million and $1.5 million, respectively.

Note 8—Commitments and Contingencies

Leases are primarily for rentals of facilities, and about two-thirds of these contain rights to extend the terms from one to ten years.

Leases are primarily for rentals of facilities, and about two-thirds of the leases contain rights to extend the terms from one to ten years. Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $18,039,000, $9,378,000 and $6,871,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In the ordinary course of business, K2 also enters into licensing arrangements and endorsement contracts with athletes and other organizations. These agreements have required minimum payments due during the term of the contracts.

Future minimum payments due under these arrangements at December 31, 2004 are as follows:

Contractual Obligations	Total	2005	2006	2007	2008	2009	Beyond
	(Thousands)
Operating leases	$68,186	$16,610	$12,143	$9,284	$7,556	$5,804	$16,789
Licensing arrangements	23,466	16,919	5,239	971	337	—	—
Endorsement and sponsorship arrangements	11,696	7,969	2,475	852	327	63	10

Total contractual cash obligations	$103,348	$41,498	$19,857	$11,107	$8,220	$5,867	$16,799

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 8—Commitments and Contingencies—(Continued)

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods, other recreational products and industrial businesses. Many components and finished products, however, are manufactured or assembled abroad (particularly in the People’s Republic of China) and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties natural disasters and other factors. A single supplier manufactures major portions of K2’s in-line skates. K2 believes alternate sources for these products could be found.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2004 and December 31, 2003, K2 had recorded an estimated liability of approximately $800,000 and $980,000, respectively, for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

K2 is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of product liability, patent, commercial, employment and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” K2 makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. K2 believes that it has adequate provisions for such matters. K2 reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular legal matter. Litigation is inherently unpredictable. However, K2 believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 9—Pension Plans and Other Benefit Plans

K2 sponsors several trusteed non-contributory defined benefit pension plans covering about 850 of its domestic employees. Benefits are generally based on years of service and the employee’s highest average compensation for five consecutive years during the years of credited service. Contributions are intended to provide for benefits attributable to service to date and service expected to be provided in the future. K2 funds these plans in accordance with the Employee Retirement Income Security Act of 1974.

Effective August 31, 2004, the domestic pension plans (the “plans”) were amended to freeze the accrual of future benefits for almost all of the employees. This resulted in active participants no longer accruing benefits under the plans. Participants will remain eligible to receive benefits they have earned under the plans through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plans. Only a small group of about 20 employees subject to a collective bargaining agreement will continue to accrue a benefit. The impact of this plan change on K2’s benefit costs is a one-time recognized curtailment loss of $0.4 million in the 2004 third quarter. The impact on future benefit costs is the elimination of the service cost and an $8.0 million reduction of the projected benefit obligation for future pay increases. This plan change has further resulted in an estimated reduction in net periodic pension costs for the 2005 year of $2.8 million.

K2 also has a pension plan which covered certain employees of the Simplex Building Products division which K2 sold in 2000. This plan is referred to as the “Simplex UAW Pension Plan.” The disclosures that follow include this plan.

Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on current market interest rates of long-term bonds as of December 31, 2004. There is no salary growth assumption for the future due to the freezing of the plans on August 31, 2004, whereby no additional benefits will accrue. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. As of December 31, 2003, K2’s assumption related to the discount rate, projected compensation increases and expected return on assets was 6.25%, 4.00% and 8.25%, respectively. Due to the declining interest rate environment for long-term bonds in 2004, K2 lowered its discount rate assumption to 5.75% at December 31, 2004. A continued change in the discount rate and actual vs. expected return on plan assets could have a significant impact on the pension costs recorded. During the twelve months ended December 31, 2004, K2 made contributions totaling $3.5 million to the plans.

Due to the lower discount rate and declines in the stock market during 2002, actual asset returns on K2’s pension assets did not meet K2’s original assumption of 2003 expected returns. This resulted in 2003 pension expense being higher than 2002 pension expense by approximately $2.1 million. Pension expense for the 2004 year was approximately $0.1 million lower than the 2003 year. The 2004 decrease in pension expense was primarily attributable to the following: the plan freeze on August 31, 2004 resulting in a reduction in expense of approximately $0.6 million; better than expected 2003 asset returns resulting in a reduction to expense of approximately $0.3 million; all of which were offset by an increase in pension expense of approximately $0.8 million due to changes in assumptions regarding the discount rate, expected return on assets, mortality rates, administrative expenses and changes in participant demographics. For 2005, pension expense is estimated to be approximately $0.6 million, a reduction of $2.7 million from the 2004 year. This decrease in overall expense is attributable to expected to result from the following: a $0.2 million decrease in expense due to better than

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 9—Pension Plans and Other Benefit Plans—(Continued)

expected asset returns during 2004; a $2.8 million decrease in expense due to the freezing of the plan during 2004; all of which are expected to be offset by a $0.3 million increase in pension expense due to the decrease in the discount rate from 6.25% to 5.75% at December 31, 2004. K2 estimates a required cash contribution of approximately $5.7 million to the plans in 2005.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the pension plans exceeded the fair value of the assets of the plans by $22.5 million and $15.6 million at December 31, 2004 and 2003, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholders’ equity, of $14.5 million ($9.4 million, net of taxes) at December 31, 2004. Based on this amount recorded, K2 had $22.5 million and $15.2 million, of net pension liabilities as of December 31, 2004 and 2003, respectively, consisting of $22.5 and $15.6 million, respectively, in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.4 million at December 31, 2003. As of December 31, 2004, K2 treated $5.7 million of the pension liability as current and $16.8 million as long-term as K2 estimates contributions totaling $5.7 million to be made to the plans during the twelve months ended December 31, 2005.

The following table sets forth the defined benefit plans’ funded status and amounts recognized in K2’s consolidated balance sheets at December 31:

	Pension Plan
	2004	2003
	(Thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$68,168	$63,530
Service cost	1,353	1,695
Interest cost	4,356	4,137
Curtailment gain	(8,016)	(1,249)
Actuarial loss	11,024	4,667
Benefits paid	(4,559)	(4,612)

Benefit obligation at end of year	$72,326	$68,168

Change in Plan Assets
Fair value of plan assets at beginning of year	$46,547	$43,200
Actual return on fair value of plan assets	4,634	7,962
Employer contributions	3,515	91
Administrative expenses	(344)	(94)
Benefits paid	(4,559)	(4,612)

Fair value of plan assets at end of year	49,793	46,547

Funded status of the plan	$(22,534)	$(21,621)
Unrecognized prior service cost	—	399
Unrecognized actuarial loss	14,461	12,890

Accrued benefit cost	$(8,073)	$(8,332)

Amounts recognized in the statement of financial position consists of:
Accrued benefit liability	$(22,533)	$(15,572)
Intangible asset	—	399
Accumulated other comprehensive loss	14,460	6,841

	$(8,073)	$(8,332)

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 9—Pension Plans and Other Benefit Plans—(Continued)

The curtailment gain of $8.0 million recognized on the plan during 2004 was attributable to a reduction in the projected benefit obligation due to the amendment of the plan effective August 31, 2004, whereby no additional benefits were to accrue under the plans to existing or new employees.

The curtailment gain of $1.2 million recognized on the plan during 2003 was attributable to the sale of the composite utility and decorative light poles and related product lines in May 2003. For further discussion regarding the sale of this division, see Note 3 to Notes to Consolidated Financial Statements.

Net pension cost consisted of the following for the year ended December 31:

	Pension Plan
	2004	2003	2002
	(Thousands)
Net Periodic Cost
Service cost	$1,353	$1,695	$1,519
Interest cost	4,356	4,137	4,094
Expected return on plan assets	(3,753)	(3,570)	(4,406)
Amortization of prior service cost	46	72	76
Recognized actuarial loss	901	1,029	—
Curtailment loss	353	52	—

Net periodic cost	$3,256	$3,415	$1,283

Additional information about the pension plans as of and for the year ended December 31 is as follows:

	Pension Plan
	2004	2003
	(Thousands)
Additional information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$72,326	$68,168
Accumulated benefit obligation	72,326	62,120
Fair value of plan assets	49,793	46,547
Additional information:
Increase (decrease) in minimum liability included in other comprehensive income	$7,620	$(704)
Actual return on plan assets	4,634	7,962
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.25%
Rate of compensation increase	—	4.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	6.75%
Expected long-term rate of return on plan assets	8.25%	8.50%
Rate of compensation increase	—	4.00%
Measurement Date	December 31	December 31

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 9—Pension Plans and Other Benefit Plans—(Continued)

K2’s pension plans weighted average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

Asset Category	Target	Allowable Ranges	Actual Pension Plan of K2 Inc.		Actual Simplex UAW Pension Plan
			2004	2003	2004	2003
Equity	60.0%	50%-70%	57.2%	58.2%	58.7%	60.0%
Fixed Income	40.0%	30%-50%	28.4%	30.5%	29.6%	32.0%
Cash	0.0%	0%-10%	7.8%	5.9%	8.4%	6.4%
Other	0.0%	0%-10%	6.6%	5.4%	3.3%	1.6%

	100.0%		100.0%	100.0%	100.0%	100.0%

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

It is desired that the plans earn returns higher than the “market,” as represented by a benchmark index or mix of indexes reflective of the Plans’ return objectives and risk tolerance. This benchmark or “policy index” for the plans are constructed as follows: 40% S&P 500 Index, 10% MCSI EAFE, 10% Russell 2500 Stock Index, 40% Merrill Lynch Domestic Master Bond Index. The plans are expected to exceed the average annual return of this benchmark on a risk-adjusted basis over a three to five year rolling time period and a full market cycle.

The absolute return goal for the plans is the actuarial interest rate for the plans, which is currently 8.25% for each plan. Each plan is expected to exceed the policy index return and the absolute return goals each measured on a compound average annual return basis after the deduction of investment management fees and annualized over a three to five year rolling time period and a full market cycle.

The expected cash flows for K2’s pension plans are as follows:

Pension Benefits
(Thousands)
K2 contributions expected to be made in 2005:	$5,700
Expected benefit payments:
2005	$3,941
2006	3,691
2007	3,893
2008	3,438
2009	4,177
2010-2014	22,059

Total	$41,199

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 9—Pension Plans and Other Benefit Plans—(Continued)

In addition to the plans discussed above, K2 also had three smaller defined benefit plans in the United Kingdom and in Germany (“foreign plans”). The two foreign plans in Germany are attributable to the acquisitions of Völkl and Marker on July 7, 2004. K2 recorded pension expense for the plans in Germany beginning with the date of the acquisitions.

For the year ended December 31, 2004, K2 had total pension expense on the foreign plans of approximately $0.4 million.

At December 31, 2004, the foreign plans had assets with a fair value of $5.6 million, a projected benefit obligation of $13.6 million, an unfunded projected benefit obligation of $8.0 million and an accrued benefit liability of $7.2 million. The asset shortfalls on the foreign plans resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholder’s equity, of $1.1 million at December 31, 2004 These amounts were based on a weighted average discount rate of 4.90%, a weighted average expected rate of return on plan assets of 5.20% and a weighted average rate for compensation increases of 4.30%. These financial assumptions were determined based on the economic conditions in the local markets.

K2 also sponsors defined contribution pension plans covering most of its domestic employees. Contributions by K2 for the defined contribution plans are determined as a percent of the amounts contributed by the respective employees. During 2004, 2003 and 2002, K2 expensed contributions of $2.1 million, $0.9 million and $0.6 million, respectively, related to these plans.

Note 10—Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2002	$(11,080)	$(4,904)	$(470)	$(16,454)
Currency translation adjustment	7,947	—	—	7,947
Change in additional minimum pension liability liability, net of $189 in taxes	—	(351)	—	(351)
Reclassification adjustment for amounts recognized in cost of sales	—	—	470	470
Change in fair value of derivatives, net of $1,161 in taxes	—	—	(2,157)	(2,157)

Balance at December 31, 2003	(3,133)	(5,255)	(2,157)	(10,545)
Currency translation adjustment	10,276	—	—	10,276
Change in additional minimum pension liability liability, net of $2,838 in taxes	—	(5,270)	—	(5,270)
Reclassification adjustment for amounts recognized in cost of sales	—	—	2,087	2,087
Change in fair value of derivatives, net of $575 in taxes	—	—	(998)	(998)

Balance at December 31, 2004	$7,143	$(10,525)	$(1,068)	$(4,450)

The earnings associated with K2’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 11—Stock Options

Under K2’s 2004, 1999 and 1994 Stock Option Plans (“2004 Plan,” “1999 Plan” and “1994 Plan,” respectively), options may be granted to eligible directors and key employees of K2 and its subsidiaries at not less than 100% of the market value of the shares on the dates of grant. The 2004 Plan also permits for the granting of restricted shares, restricted stock units and other stock-based and performance awards.

During 2004, 130,000 shares of restricted common stock were granted to certain key employees, subject to repurchase or forfeiture. The restriction period on these grants shall lapse as to one-third of the restricted shares on each annual anniversary of the date of grant. K2 recognized compensation expense of approximately $200,000 in conjunction with these equity awards for the year ended December 31, 2004.

The 2004, 1999 and 1994 Plans permit the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established at the dates of grant.

K2 is authorized, at the discretion of the Compensation Committee, to provide loans to non-officered employees in connection with the exercise of stock options under the 1999 Plan and 1994 Plan. At December 31, 2003 there was one loan outstanding totaling $38,500 to a key employee made to enable the exercise of stock options, and accrued interest outstanding. During 2004, this loan was repaid in full and there were no loans outstanding at December 31, 2004. The amount of this loan was shown as a reduction of shareholders’ equity. This loan was collateralized by the underlying shares of stock issued and bears interest.

Options granted, exercised and forfeited under the 2004 Plan, 1999 Plan, 1994 Plan and options assumed from acquisitions (collectively, “the Plans”) were as follows:

		Exercise Price
	Shares	Low	High	Weighted Average
Options outstanding at December 31, 2001	1,889,961	$7.13	$29.88	$11.91
Granted	40,000	7.30	7.30	7.30
Forfeited	(69,831)	7.13	26.50	11.43

Options outstanding at December 31, 2002	1,860,130	7.13	29.88	11.83
Granted	617,900	7.45	17.89	7.72
Assumed from acquisitions	1,760,646	2.46	25.68	8.32
Exercised	(1,217,794)	2.83	17.25	7.39
Forfeited	(156,880)	7.13	26.50	19.29

Options outstanding at December 31, 2003	2,864,002	2.46	29.88	9.99
Granted	1,192,400	12.97	15.34	13.74
Assumed from acquisitions	219,827	2.39	65.00	10.70
Exercised	(666,914)	2.39	17.25	7.40
Forfeited	(70,029)	7.04	24.03	16.45

Options outstanding at December 31, 2004	3,539,286	$2.39	$65.00	$11.66

At December 31, 2004, 2003 and 2002, stock options to purchase 1,985,565, 2,289,854 and 1,483,380 were exercisable at weighted average prices of $11.46, $10.60 and $12.97, respectively. At December 31, 2004, 1,291,526 shares of common stock were reserved for issuance under the Plans.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 11—Stock Options (Continued)

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$2.39–$4.06	31,615	$2.93	6.20 years	31,615	$2.93
$4.72–$5.84	147,608	5.11	6.64 years	147,608	5.11
$6.12–$7.25	489,920	7.11	5.27 years	489,920	7.11
$7.30–$8.76	920,008	7.70	6.87 years	478,008	7.93
$9.51–$13.25	367,022	11.94	5.31 years	326,622	11.81
$13.69–$14.51	1,156,498	13.71	9.31 years	89,497	13.82
$15.34–$19.47	147,844	17.56	4.60 years	143,524	17.55
$20.00–$26.50	269,821	24.22	2.12 years	269,821	24.22
$29.88–$65.00	8,950	53.91	0.71 years	8,950	53.91

Total	3,539,286	$11.66	6.80 years	1,985,565	$11.46

Note 12—Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, restricted stock and warrants, using the treasury stock method, and of the debentures using the “if converted” method. The following represents a reconciliation from basic shares to fully diluted shares for the respective periods. Options to purchase 3,539,286, 2,864,002 and 1,860,130 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, there were also 130,000 unvested restricted stock awards outstanding. At December 31, 2004, shares of common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,742 and warrants to purchase 767,589 of shares of common stock were outstanding. For the years ended December 31, 2004, 2003 and 2002, 426,000, 960,000 and 1,226,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. The EPS calculation for year ended December 31, 2003 also excluded 2,097,282 shares from the issuance of $25 million convertible subordinated debentures in February 2003, since their inclusion would have also been antidilutive.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 12—Earnings Per Share Data (Continued)

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	Year ended December 31
	2004	2003	2002
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	40,285	24,958	17,941
Assumed conversion of dilutive stock options, restricted stock and warrants	854	596	53
Shares held in escrow relating to completed acquisitions	402	26	—
Assumed conversion of subordinated debentures	7,804	3,170	—

Diluted average common shares outstanding (b)	49,345	28,750	17,994

Calculation of diluted earnings per share:
Net income	$38,941	$11,424	$12,070
Add: interest component on assumed conversion of subordinated debentures, net of taxes	3,616	1,354	—

Net income, adjusted (a)	$42,557	$12,778	$12,070
Diluted earnings per share (a/b)	$0.86	$0.44	$0.67

Note 13—Shareholders’ Equity

On July 1, 2004, K2 completed the sale of 6.4 million shares of its common stock at $15.50 per share. The net proceeds to K2 from the offering were approximately $93.6 million and were used to repay borrowings under K2’s Facility.

Preferred Stock

Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 2004 and 2003.

Preferred Stock Rights

Rights are outstanding which entitle the holder of each share of Common Stock of K2 to buy one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock at an exercise price of $60.00 per one one-hundredth of a share, subject to adjustment. The rights are not separately tradable or exercisable until a party either acquires, or makes a tender offer resulting in ownership of, at least 15% of K2’s common shares. If a person becomes the owner of at least 15% of K2’s outstanding common shares (an “Acquiring Person”), each holder of a right other than such Acquiring Person and its affiliates is entitled, upon payment of the then-current exercise price per right (the “Exercise Price”), to receive shares of Common Stock (or Common Stock equivalents) having a market value of twice the Exercise Price. If K2 subsequently engages in a merger, a business combination or an asset sale with the Acquiring Person, each holder of a right other than the Acquiring

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 13—Shareholders’ Equity (Continued)

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

Shares Reserved

K2 had 110,000,000 and 60,000,000 authorized shares of common stock at December 31, 2004 and December 31, 2003, respectively. The table below outlines common shares reserved for future issuance:

	December 31
	2004	2003
	(Thousands)
Total Authorized Shares	110,000	60,000
Common Shares Outstanding	(47,543)	(34,147)
Shares reserved for future issuance:
Stock options outstanding	(3,539)	(2,864)
Restricted stock awards	(130)	—
Stock options reserved for future issuance	(1,292)	(247)
Warrants under 7.25% Debentures	(921)	(921)
Shares issuable upon conversion of 7.25% Debentures	(2,517)	(2,517)
Shares issuable upon conversion of 5.00% Debentures	(5,706)	(5,706)

Remaining Authorized Shares	48,352	13,598

Note 14—Segment Data

As a result of recent acquisitions, K2 has reclassified its business into the following four segments based on similar product types and distribution channels: Marine and Outdoor, Action Sports, Team Sports and Footwear and Apparel. The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Action Sports segment includes skis, bindings, snowboards, snowshoes, in-line skates and paintball products. The Team Sports segment includes baseball and softball products and K2 Licensing & Promotion products. The Footwear and Apparel segment includes skateboard shoes and apparel, technical apparel and equipment and outdoor and adventure travel apparel. All periods presented have been recasted to reflect these changes in the segments.

Although the sporting goods manufacturing industry is highly fragmented, many of the retail customers that purchase sporting goods are highly concentrated. Large format sporting goods retailers are important to K2’s results of operations and net sales to Wal-Mart Stores, Inc. and its affiliates accounted for approximately 16% of K2’s consolidated net sales for 2004, compared to 15% in 2003 and 9% in 2002.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 14—Segment Data (Continued)

The information presented below is as of or for the year ended December 31.

	Net Sales to Unaffiliated Customers			Intersegment Sales			Operating Profit (Loss)
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Millions)
Marine and Outdoor	$336.9	$324.0	$328.7	$117.2	$80.7	$68.6	$42.4	$44.4	$42.8
Action Sports	502.7	247.0	217.9	5.0	—	—	39.3	4.7	(5.5)
Team Sports	250.4	116.9	19.3	—	—	—	2.4	(12.1)	(4.4)
Apparel and Footwear	110.7	30.6	16.3	1.0	1.4	1.5	11.0	0.9	(2.3)

Total segment data	$1,200.7	$718.5	$582.2	$123.2	$82.1	$70.1	95.1	37.9	30.6

Corporate expenses, net							(13.9)	(5.8)	(3.0)
Gain on sale of operating division							—	2.2	—
Debt extinguishment costs							—	(6.7)	—
Interest expense							(21.4)	(10.0)	(9.0)

Income before income taxes							$59.8	$17.6	$18.6

	Identifiable Assets			Depreciation and Amortization			Capital Expenditures
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Millions)
Marine and outdoor	$266.8	$201.3	$185.6	$6.6	$6.6	$6.7	$12.8	$8.3	$4.4
Action sports	680.0	382.5	202.9	16.7	7.2	6.2	14.2	5.6	3.7
Team sports	269.2	243.1	16.9	6.3	2.7	0.9	4.1	2.6	0.2
Footwear and Apparel	168.1	9.0	8.2	2.2	0.2	—	1.1	0.1	—

Total segment data	1,384.1	835.9	413.6	31.8	16.7	13.8	32.2	16.6	8.3
Corporate	72.3	36.0	24.8	3.6	3.5	0.8	4.1	4.2	—

Total	$1,456.4	$871.9	$438.4	$35.4	$20.2	$14.6	$36.3	$20.8	$8.3

	2004	2003	2002
	(Millions)
Net sales by location
United States	$871.1	$509.6	$392.7
Canada	28.5	15.1	18.3
Europe	237.2	135.1	113.4
Asia / Pacific	63.9	58.7	57.8

Total foreign countries	329.6	208.9	189.5

Total net sales	$1,200.7	$718.5	$582.2

Assets
North America	$1,133.9	$709.5	$321.4
Europe	230.6	105.5	72.4
Asia / Pacific	91.9	56.9	44.6

Total assets	$1,456.4	$871.9	$438.4

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 14—Segment Data (Continued)

	2004	2003	2002
	(Millions)
Long-lived and intangible assets
North America	$569.6	$290.2	$85.3
Europe	58.1	18.1	10.3
Asia / Pacific	21.6	11.6	11.6

Total long-lived assets	$649.3	$319.9	$107.2

Note 15—Supplemental Guarantor Information

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

Condensed Consolidating Statements of Income

(Thousands)

	For the year ended December 31, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$133	$892,565	$432,231	$(124,202)	$1,200,727
Cost of products sold	6,667	600,486	316,613	(123,088)	800,678

Gross profit	(6,534)	292,079	115,618	(1,114)	400,049
Selling expenses	1,817	145,177	55,605	(5,465)	197,134
General and administrative expenses	25,440	72,903	23,701	(149)	121,895

Operating income (loss)	(33,791)	73,999	36,312	4,500	81,020
Other (income) expense, net	2,304	(4,924)	(2,877)	5,251	(246)
Interest Expense	18,691	102	2,656	—	21,449

Income (loss) before income taxes	(54,786)	78,821	36,533	(751)	59,817
Provision for income taxes	—	11,079	9,797	—	20,876

Net income (loss)	$(54,786)	$67,742	$26,736	$(751)	$38,941

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 15—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Income

(Thousands)

	For the year ended December 31, 2003
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$2,690	$512,651	$285,249	$(82,051)	$718,539
Cost of products sold	8,919	354,997	217,512	(82,808)	498,620

Gross profit	(6,229)	157,654	67,737	757	219,919
Selling expenses	20	82,732	35,045	(1,288)	116,509
General and administrative expenses	12,276	44,449	15,616	(983)	71,358

Operating income (loss)	(18,525)	30,473	17,076	3,028	32,052
Other (income) expense, net	(5,715)	877	(1,634)	4,254	(2,218)
Interest Expense	15,495	845	355	—	16,695

Income (loss) before income taxes	(28,305)	28,751	18,355	(1,226)	17,575
Provision for income taxes	—	1,789	4,362	—	6,151

Net income (loss)	$(28,305)	$26,962	$13,993	$(1,226)	$11,424

Condensed Consolidating Statements of Income

(Thousands)

	For the year ended December 31, 2002
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$2,723	$398,567	$254,860	$(73,991)	$582,159
Cost of products sold	3,723	274,271	203,230	(69,604)	411,620

Gross profit	(1,000)	124,296	51,630	(4,387)	170,539
Selling expenses	—	80,004	10,523	(4,133)	86,394
General and administrative expenses	10,072	33,067	14,552	(829)	56,862

Operating income (loss)	(11,072)	11,225	26,555	575	27,283
Other (income) expense, net	—	729	(1,371)	389	(253)
Interest expense	827	7,739	400	—	8,966

Income (loss) before income taxes	(11,899)	2,757	27,526	186	18,570
Provision (benefit) for income taxes	—	(2,708)	9,208	—	6,500

Net income (loss)	$(11,899)	$5,465	$18,318	$186	$12,070

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 15—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets
(Thousands)
	As of December 31, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$3,167	$5,098	$17,368	$—	$25,633
Accounts receivable, net	54,123	240,539	176,633	(101,381)	369,914
Inventories, net	1,479	214,336	115,337	(6,027)	325,125
Deferred income taxes	27,970	14	1,725	—	29,709
Prepaid expenses and other current assets	716	5,582	16,477	—	22,775

Total current assets	87,455	465,569	327,540	(107,408)	773,156
Property, plant and equipment	8,548	153,883	110,528	—	272,959
Less allowance for depreciation and amortization	638	93,939	37,418	—	131,995

	7,910	59,944	73,110	—	140,964
Investment in affiliates	572,860	58,121	1	(630,982)	—
Advances to affiliates	—	506,099	4,767	(510,866)	—
Intangible assets, net	484,109	13,431	5,825	5,000	508,365
Deferred Income Taxes	7,506	—	—	—	7,506
Other	20,707	2,702	2,965	—	26,374

Total Assets	$1,180,547	$1,105,866	$414,208	$(1,244,256)	$1,456,365

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$31,490	$—	$31,490
Accounts payable	3,054	95,462	84,369	(79,727)	103,158
Accrued liabilities	59,993	58,520	60,940	—	179,453
Current portion of long-term debt	30,455	421	4,198	—	35,074

Total current liabilities	93,502	154,403	180,997	(79,727)	349,175
Long-term pension liabilities	16,854	—	—	—	16,854
Long-term debt	229,736	1,624	19,452	—	250,812
Deferred income taxes	52,048	6,075	—		58,123
Advances from affiliates	138,814	473,454	65,127	(677,395)	—
Convertible subordinated debentures	98,535	—	—	—	98,535
Shareholders’ Equity	551,058	470,310	148,632	(487,134)	682,866

Total Liabilities and Shareholders’ Equity	$1,180,547	$1,105,866	$414,208	$(1,244,256)	$1,456,365

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 15—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets—Continued
(Thousands)
	As of December 31, 2003
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$2,683	$2,198	$16,375	$—	$21,256
Accounts receivable, net	52,883	160,964	93,282	(82,311)	224,818
Inventories, net	4,566	160,095	63,491	9,000	237,152
Deferred income taxes	5,104	403	1,567	22,149	29,223
Prepaid expenses and other current assets	495	4,615	7,597	376	13,083

Total current assets	65,731	328,275	182,312	(50,786)	525,532
Property, plant and equipment	4,450	135,523	55,242	9,523	204,738
Less allowance for depreciation and amortization	125	85,748	27,612	231	113,716

	4,325	49,775	27,630	9,292	91,022
Investment in affiliates	474,567	58,259	1	(532,827)	—
Advances to affiliates	—	502,889	2,812	(505,701)	—
Intangible assets, net	221,470	12,137	5,180	(9,940)	228,847
Deferred income taxes	10,800	—	—	—	10,800
Other	11,197	3,902	1,094	(523)	15,670

Total Assets	$788,090	$955,237	$219,029	$(1,090,485)	$871,871

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$13	$10,738	$—	$10,751
Accounts payable	—	88,307	49,072	(60,075)	77,304
Accrued liabilities	41,857	35,283	18,636	(1,196)	94,580
Current portion of long-term debt	72,126	—	—	—	72,126

Total current liabilities	113,983	123,603	78,446	(61,271)	254,761
Long-term pension liabilities	11,173	—	—	—	11,173
Long-term debt	35,194	—	—	—	35,194
Deferred income taxes	8,081	6,538	—	24,017	38,636
Advances from affiliates	142,287	463,972	6,110	(612,369)	—
Convertible subordinated debentures	98,067	—	—	—	98,067
Shareholders’ Equity	379,305	361,124	134,473	(440,862)	434,040

Total Liabilities and Shareholders’ Equity	$788,090	$955,237	$219,029	$(1,090,485)	$871,871

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 15—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows
(Thousands)

	For the year ended December 31, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(54,786)	$67,742	$26,736	$(751)	$38,941
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of operating division	(206)	—	—	—	(206)
Depreciation and amortization	11,956	13,655	9,744	—	35,355
Deferred income taxes	31,901	(7,918)	(8,135)	(11,098)	4,750
Increase in long-term pension liabilities	5,681	—	—	—	5,681
Changes in operating assets and liabilities:
Accounts receivable, net	(1,240)	(58,508)	(66,021)	23,081	(102,688)
Inventories, net	3,087	(27,276)	14,712	17,888	8,411
Prepaid expenses and other current assets	(222)	1,078	429	376	1,661
Accounts payable	3,054	(15,408)	26,997	(20,242)	(5,599)
Payroll and other accruals	18,342	8,948	(7,545)	7,219	26,964

Net cash provided by (used in) operating activities	17,567	(17,687)	(3,083)	16,473	13,270

Investing Activities
Property, plant & equipment expenditures	(4,098)	(12,260)	(21,584)	1,645	(36,297)
Disposals of property, plant & equipment	—	2,738	152	(1,645)	1,245
Purchase of businesses, net of cash acquired	(175,838)	—	—	—	(175,838)
Other items, net	24,702	23,699	977	(54,767)	(5,389)

Net cash provided by (used in) investing activities	(155,234)	14,177	(20,455)	(54,767)	(216,279)

Financing Activities
Issuance of senior notes	200,000	—	—	—	200,000
Payments under long-term debt, net	(50,123)	—	—	—	(50,123)
Net decrease in short-term bank loans	—	—	(32,531)	—	(32,531)
Net proceeds from equity issuance	93,580	—	—	—	93,580
Debt issuance costs	(8,591)	—	—	—	(8,591)
Proceeds received from exercise of stock options and warrants	5,051	—	—	—	5,051

Net cash provided by (used in) financing activities	239,917	—	(32,531)	—	207,386
(Increase) decrease in investment in subsidiaries	(98,293)	138	—	98,155	—
Advances (to) from affiliates	(3,473)	6,272	57,062	(59,861)	—

Net increase in cash and cash equivalents	484	2,900	993	—	4,377
Cash and cash equivalents at beginning of year	2,683	2,198	16,375	—	21,256

Cash and cash equivalents at end of period	$3,167	$5,098	$17,368	$—	$25,633

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 15—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows—Continued
(Thousands)

	For the year ended December 31, 2003
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(28,305)	$26,962	$13,993	$(1,226)	$11,424
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of operating division	(2,222)	—	—	—	(2,222)
Depreciation and amortization	4,590	12,189	4,867	—	21,646
Deferred income taxes	(6,049)	(8,962)	(855)	18,846	2,980
Decrease in long-term pension liabilities	(1,380)	—	—	—	(1,380)
Changes in operating assets and liabilities:
Accounts receivable, net	32,440	44,307	(9,425)	(43,285)	24,037
Inventories, net	3,264	11,050	(19,668)	(14,994)	(20,348)
Prepaid expenses and other current assets	19	(896)	(3,401)	1,699	(2,579)
Accounts payable	(12)	(8,026)	7,876	3,491	3,329
Payroll and other accruals	23,834	(23,318)	2,464	(5,725)	(2,745)

Net cash provided by (used in) operating activities	26,179	53,306	(4,149)	(41,194)	34,142

Investing Activities
Property, plant & equipment expenditures	(4,408)	(9,583)	(6,768)	—	(20,759)
Disposals of property, plant & equipment	—	248	152	—	400
Purchase of businesses, net of cash acquired	(38,902)	—	—	—	(38,902)
Proceeds from sale of operating division	20,132	—	—	—	20,132
Other items, net	(13,997)	(61,264)	14,631	57,269	(3,361)

Net cash provided by (used in) investing activities	(37,175)	(70,599)	8,015	57,269	(42,490)

Financing Activities
Issuance of convertible subordinated debentures	100,000	—	—	—	100,000
Payments under long-term debt, net	(61,138)	—	—	—	(61,138)
Repayment under accounts receivable purchase facility	(25,702)	—	—	—	(25,702)
Net increase in short-term bank loans	—	13	4,477	—	4,490
Debt issuance costs	(8,257)	—	—	—	(8,257)
Proceeds received from exercise of stock options	8,983	—	—	—	8,983

Net cash used in financing activities	13,886	13	4,477	—	18,376
(Increase) decrease in investment in subsidiaries	—	9,118	(3,490)	(5,628)	—
Advances (to) from affiliates	(1,482)	8,599	3,330	(10,447)	—

Net increase in cash and cash equivalents	1,408	437	8,183	—	10,028
Cash and cash equivalents at beginning of year	1,275	1,761	8,192	—	11,228

Cash and cash equivalents at end of period	$2,683	$2,198	$16,375	$—	$21,256

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Note 15—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows—Continued
(Thousands)

	For the year ended December 31, 2002
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(11,899)	$5,465	$18,318	$186	$12,070
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	765	8,841	4,951	—	14,557
Deferred taxes	5,110	(53)	8,894	(16,086)	(2,135)
Increase in long-term pension liabilities	8,828	—	—	—	8,828
Changes in operating assets and liabilities:
Accounts receivable, net	(51,963)	14,254	2,295	48,096	12,682
Repurchase of previously securitized receivables	(51,827)	—	—	—	(51,827)
Inventories, net	5,207	8,087	10,551	4,370	28,215
Prepaid expenses and other current assets	(40)	2,023	(54)	(711)	1,218
Accounts payable	12	12,113	(9,382)	(2,311)	432
Payroll and other accruals	(15,283)	3,248	8,025	1,234	(2,776)

Net cash provided by (used in) operating activities	(111,090)	53,978	43,598	34,778	21,264

Investing Activities
Property, plant & equipment expenditures	(42)	(1,784)	(7,861)	1,406	(8,281)
Disposals of property, plant & equipment	—	2,330	168	(2,351)	147
Purchase of businesses, net of cash acquired	(1,100)	—	—	—	(1,100)
Other items, net	(29,333)	(177)	34,633	(4,753)	370

Net cash provided by (used in) investing activities	(30,475)	369	26,940	(5,698)	(8,864)

Financing Activities
Payments under long-term debt, net	(30,944)	—	(8,613)	—	(39,557)
Borrowings under accounts receivable purchase facility	25,702	—	—	—	25,702
Net increase in short-term bank loans	—	—	1,245	—	1,245
Proceeds received from exercise of stock options	22	—	—	—	22

Net cash used in financing activities	(5,220)	—	(7,368)	—	(12,588)
(Increase) decrease in investment in subsidiaries	—	(33,645)	(3,490)	37,135	—
Advances (to) from affiliates	145,763	(18,941)	(60,607)	(66,215)	—

Net increase (decrease) in cash and cash equivalents	(1,022)	1,761	(927)	—	(188)
Cash and cash equivalents at beginning of year	2,297	—	9,119	—	11,416

Cash and cash equivalents at end of period	$1,275	$1,761	$8,192	$—	$11,228

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

NOTE 16—Quarterly Operating Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(Millions, except per share and stock price amounts)
2004
Net sales	$277.4	$251.0	$333.5	$338.8	$1,200.7
Gross profit	86.6	77.4	119.2	116.8	400.0
Net income	$10.7	$6.2	$13.2	$8.8	$38.9

Basic earnings per share
Net income	$0.31	$0.18	$0.28	$0.19	$0.97

Diluted earnings per share
Net income	$0.27	$0.16	$0.26	$0.18	$0.86

Cash dividend per share—none

Stock prices:
High	$18.50	$16.92	$15.23	$17.25	$18.50
Low	$15.13	$13.60	$12.74	$14.29	$12.74

	Quarter
	First	Second	Third	Fourth	Year
	(Millions, except per share and stock price amounts)
2003
Net sales	$157.1	$199.6	$168.0	$193.8	$718.5
Gross profit	47.1	60.2	54.9	57.7	219.9
Net income	$0.1	$5.8	$3.3	$2.2	$11.4

Basic earnings per share
Net income	$0.01	$0.22	$0.12	$0.07	$0.46

Diluted earnings per share
Net income	$0.01	$0.19	$0.12	$0.07	$0.44

Cash dividend per share—none

Stock prices:
High	$10.06	$12.75	$18.09	$18.15	$18.15
Low	$7.72	$7.45	$12.30	$13.43	$7.45

K2 INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of K2 Inc.:

We have audited the accompanying consolidated balance sheets of K2 Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statements and schedule listed in the Index at Item 15 (a-2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of K2 Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

March 9, 2005

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of K2 Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that K2 Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K2 Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Völkl Sports Holding AG, The Marker Group, and Marmot Mountain Ltd., each of which were acquired in the third quarter of 2004 and which are included in the 2004 consolidated financial statements of K2 Inc. and constituted $213.5 million and $9.9 million of total and net assets, respectively, as of December 31, 2004 and $187.5 million and $34.1 million of net sales and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of K2 Inc. also did not include an evaluation of the internal control over financial reporting of Völkl Sports Holding AG, The Marker Group, and Marmot Mountain Ltd.

In our opinion, management’s assessment that K2 Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, K2 Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K2 Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of K2 Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

March 9, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

K2 maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act in 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in K2’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to K2’s management, including K2’s Principal Executive Officer, Principal Financial Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Principal Executive Officer, Principal Financial Officer and Chief Operating Officer, of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer have concluded that K2’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004. However, in connection with the completion of its audit of, and issuance of an unqualified report on the Company’s financial statements for the year ended December 31, 2004, Ernst and Young LLP, advised the Company that deficiencies in the Company’s internal control over financial reporting existed at certain non-U.S. companies, that were formerly private companies, acquired in the third quarter of 2004. These deficiencies could rise to the level of one or more material weaknesses once the evaluation of these controls has been completed. Management acknowledged these deficiencies and has implemented, or is implementing, a number of measures to remedy the deficiencies. Management believes the new controls and procedures address the deficiencies identified by Ernst & Young LLP. The evaluation of these controls is expected to be completed subsequent to the date of this report and will be included in management’s report on internal control over financial reporting for the year ended December 31, 2005. The Company plans to continue to monitor the effectiveness of its controls and procedures on an ongoing basis and will take further action, as appropriate.

In addition, the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer have concluded that there have been no changes to K2’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, K2’s internal control over financial reporting other than the remedies of the deficiencies noted above and currently in process.

Management’s Report on Internal Control Over Financial Reporting

Management of K2 is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the recent acquisitions of Völkl Sports Holding AG (“Völkl”), CT Sports Holding AG (“Marker”) and Marmot Mountain Ltd. (“Marmot”), each of which were acquired in the third quarter of 2004 and which are included in the 2004 consolidated financial statements of K2 Inc. and constituted $213.5 million and $9.9 million of total and net assets, respectively, as of December 31, 2004 and $187.5 million and $34.1 million of net sales and operating income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at Völkl, Marker and Marmot because K2 Inc. did not have the ability to assess those controls due to the timing of the acquisitions which were completed in the third quarter of 2004.

K2, under the supervision of and with the participation of management, including the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer, assessed the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer concluded that, subject to the limitations noted in this Part II, Item 9A, the Company maintained effective internal control over financial reporting as of December 31, 2004, based on the specified criteria.

Management’s assessment of the effectiveness of K2’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is elsewhere included herein.

Officer Certifications

K2 has included the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer certifications regarding K2’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 31.3 to this report. Additionally, the certification of the Chief Executive Officer required by the New York Stock Exchange Listing Standards, Section 303A.12(a), relating to K2’s compliance with the New York Stock Exchange Corporate Governance Listing Standards, was submitted to the New York Stock Exchange on August 10, 2004.

Inherent Limitations on Effectiveness of Controls

K2’s management, including the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer, does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within K2 have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Furthermore, an important part of K2’s growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and the process of integrating new businesses into K2’s control system may hinder the effectiveness of K2’s overall disclosure controls.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant.

The names of the executive officers of K2 and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in K2’s Notice of Annual Meeting of Shareowners and Proxy Statement to be filed within 120 days after K2’s fiscal year end of December 31, 2004 (the “Proxy Statement”) and is incorporated herein by reference:

•	Information regarding directors of K2 who are standing for reelection is set forth under “Election of Directors.”

•	Information regarding K2’s Audit Committee and designated “audit committee financial experts” is set forth under “Corporate Governance Principles and Board Matters—Audit Committee.”

•	Information on K2’s “Code of Business Conduct and Ethics” for directors, officers and employees is set forth under “Corporate Governance Principles and Board Matters—Code of Ethics” and on K2’s corporate governance guidelines is set forth under “Corporate Governance Principles and Board Matters.”

•	Information regarding Section16(a) beneficial ownership reporting compliance is set forth under “Stock Ownership of Certain Beneficial Owners”, “Stock Ownership of Directors and Executive Officers” and “Section16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.     Executive Compensation.

Information regarding K2’s compensation of its named executive officers is set forth under “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference. Information regarding K2’s compensation of its directors is set forth under “Directors’ Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Stock Ownership of Certain Beneficial Owners,” “Stock Ownership of Directors and Executive Officers” in the Proxy Statement, which information is incorporated herein by reference.

Information regarding K2’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.     Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.     Principal Auditor Fees and Services.

Information regarding principal auditor fees and services is set forth under “Fees to Independent Auditors for 2004 and 2003” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

(a-1) Financial Statements (for the three years ended December 31, 2004 unless otherwise stated):

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

(a-3)   Exhibits

(3)(i)(1)	Restated Certificate of Incorporation dated May 4, 1989, filed as Exhibit (3)(a) to Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

(3)(i)(2)	Certificate of Amendment of Restated Certificate of Incorporation dated May 31, 1995, filed as Exhibit 3(a)(ii) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(3)(i)(3)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Exhibit (3)(i) to Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(3)(i)(4)	Certificate of Amendment of the Certificate of Incorporation, filed as Exhibit 3.1 to Form 8-K, dated March 26, 2003 and incorporated herein by reference.

(3)(i)(5)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Annex F to Schedule 14A filed April 14, 2004 and incorporated herein by reference.

(3)(ii)	By-Laws of K2 Inc., as amended and restated, filed as Exhibit 3.1 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(4)(a)	Rights Agreement dated as of July 1, 1999 between K2 Inc. and Harris Trust Company of California, as Rights Agent, which includes thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution, filed as Item 2, Exhibit 1 to Form 8-A filed August 9, 1999 and incorporated herein by reference.

(b)	Securities Purchase Agreement dated as of November , 2002, among K2 Inc. and the purchasers set forth on the signature pages thereto, filed as Item 7, Exhibit 4.1 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(c)	Form of Amended and Restated Convertible Subordinated Debenture – Exhibit A to the Securities Purchase Agreement, filed as Exhibit 4.1 and 4.2 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(d)	Form of Amended and Restated Stock Purchase Warrant – Exhibit B to the Securities Purchase Agreement, filed as Exhibit 4.3 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(e)	Stock Purchase Warrant, filed as Exhibit 4.4 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(f)	Registration Rights Agreement – Exhibit C to the Securities Purchase Agreement, filed as Item 7, Exhibit 4.4 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(g)	Form of Amendment to Registration Rights Agreement dated June 4, 2003, filed as Exhibit 4.5 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(h)	Indenture dated as of June 10, 2003, filed as Exhibit 4.2 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(i)	Form of $75,000,000, 5.00% Convertible Senior Note, filed as Exhibit 4.3 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(j)	Registration Rights Agreement, dated as of June 10, 2003, filed as Exhibit 4.4 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(k)	Purchase Agreement, dated June 24, 2004, by and among K2 Inc., the guarantors listed therein and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 99.1 to Form 8-K filed June 28, 2004 and incorporated herein by reference.

(l)	Registration Rights Agreement, dated as of July 1, 2004, by and among K2 Inc., the guarantors listed therein and J.P. Morgan Securities Inc. and Banc of America Securities LLC, filed as Exhibit 10.9 to Form S-4 filed December 2, 2004 and incorporated herein by reference.

(m)	Indenture, dated as of July 1, 2004, among K2 Inc., the subsidiary guarantors named therein and U.S. Bank, National Association, as trustee, filed as Exhibit 10.15 to Form S-4 filed December 2, 2004 and incorporated herein by reference

(10)(a)	Amended and Restated Credit Agreement dated as of July 1, 2004 among K2 Inc. and certain of its subsidiaries party hereto as the Borrowers and the Guarantors, the Financial Institutions named herein as the Lenders, and JP Morgan Chase Bank, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, Bank One, N.A., as Collateral Agent, Bank of America, as Documentation Agent, LaSalle Bank National Association and Wells Fargo Bank, as Co-Agents filed as Exhibit 99.2 to Form 8-K filed July 1, 2004 and incorporated herein by reference.

(b)	Pledge and Security Agreement dated as of March 25, 2003, among K2 Inc. and Debtors set forth on the signature pages thereto, and Bank One, N.A., filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Guaranty and Security Confirmation dated as of July 1, 2004 (amending Pledge and Security Agreement dated as of March 25, 2003).

(d)	Retirement agreement dated November 20, 1995 between K2 Inc. and B.I. Forester, filed as Exhibit (10)(d)(1)( i) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(e)	Trust for Anthony Industries, Inc. Supplemental Employee Retirement Plan for the Benefit of B.I. Forester between K2 Inc. and Wells Fargo Bank N.A., as Trustee, dated November 20, 1995, filed as Exhibit (10)(d)(1)(ii) to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(f)	Special Supplemental Benefit Agreement between K2 Inc. and Bernard I. Forester dated December 9, 1986, filed as Exhibit (10)(g) to Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.

(g)	1994 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 5, 1994 and incorporated herein by reference.

(h)	1999 Incentive Stock Option Plan, filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on May 6, 1999 and incorporated herein by reference.

(i)	Severance and Consulting Agreement by and between Richard M. Rodstein and K2 Inc. dated as of October 11, 2002, filed as Exhibit 10(d)(12) to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(j)	Form of Indemnification Agreement for K2 Inc. Directors and Executive Officers dated as of August 7, 2003, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(k)	Reimbursement Agreement dated as of October 28, 2003 between Richard J. Heckmann and K2 Inc., filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(l)	2004 Long-Term Incentive Plan, as approved by stockholders on May 13, 2004 and amended on June 30, 2004, filed as Exhibit 4 to 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(m)	Amendment No. 1 to Reimbursement Agreement dated as of July 6, 2004 between Richard J. Heckmann and K2 Inc., filed as Exhibit 10 to 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(n)	Form of Employment Agreement entered into by and between K2 Inc. and Richard J. Heckmann, filed as Exhibit 10.1 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(o)	Form of Employment Agreement entered into by and between K2 Inc. and each of J. Wayne Merck and John J. Rangel, filed as Exhibit 10.2 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(p)	Form of Employment Agreement entered into by and between K2 Inc. and each of Dudley W. Mendenhall and Monte H. Baier, filed as Exhibit 10.3 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(q)	K2 Inc. Severance Benefit Plan dated February 14, 2005, filed as Exhibit 10.4 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(r)	Asset Purchase Agreement dated June 8, 2000 by and between Tyco International (US) Inc., Ludlow Building Products, Inc. as Buyer, Tyco Plastics Services AG, as IP Buyer, and K2 Inc., as Seller, filed as Exhibit 10(b) for the quarter ended June 30, 2000 and incorporated herein by reference.

(s)	Stock and Loan Purchase Agreement, dated as of June 15, 2004, among K2 Inc., Clarance S.à.r.l., Cavoma L.P. and the stockholders of Völkl Sports Holding AG, filed as Exhibit 2.1 to Form 8-K filed July 9, 2004 and incorporated herein by reference.

(t)	Stock and Loan Purchase Agreement, dated as of June 15, 2004, among K2 Inc., Clarance S.à.r.l., Cavoma L.P., Tecnica S.p.A. and the stockholders of CT Sports Holding AG, filed as Exhibit 2.2 to Form 8-K filed July 9, 2004 and incorporated herein by reference.

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of K2 Inc.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.3)	Certification by the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K filed in the fourth quarter of 2004:

Report on Form 8-K dated October 20, 2004, furnished by the Company, under Item 2.02, Results of Operations and Financial Condition, containing the Company’s press release dated October 20, 2004 announcing the Company’s 2004 third quarter results and forward-looking statements relating to the 2004 fourth quarter and fiscal 2004.

Report on Form 8-K dated October 21, 2004, furnished by the Company, under Item 7.01, Regulation FD Disclosure, containing certain statements made by the Company in connection with the Company’s 2004 third quarter conference call and furnishing of its earnings release October 20, 2004.

(c)  Refer to (a-3) above.

(d)  Refer to (a-2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 INC.

Date: March 16, 2005	By:	/s/ THOMAS R. HILLEBRANDT
Thomas R. Hillebrandt Corporate Controller and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Richard J. Heckmann, Dudley W. Mendenhall and Monte H. Baier, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any subsequent amendments the Company may hereafter file with the Securities and Exchange Commission, and to file this Annual Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully, to all intents and purposes, as they, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. HECKMANN Richard J. Heckmann	Chief Executive Officer and Chairman of the Board	March 16, 2005

/s/ J. WAYNE MERCK J. Wayne Merck	President and Chief Operating Officer	March 16, 2005

/s/ DUDLEY W. MENDENHALL Dudley W. Mendenhall	Senior Vice President and Chief Financial Officer	March 16, 2005

/s/ THOMAS R. HILLEBRANDT Thomas R. Hillebrandt	Corporate Controller and Chief Accounting Officer	March 16, 2005

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 16, 2005

Signature	Title	Date

/s/ WILFORD D. GODBOLD, JR. Wilford D. Godbold, Jr.	Director	March 16, 2005

/s/ ROBIN E. HERNREICH Robin E. Hernreich	Director	March 16, 2005

/s/ LOU HOLTZ Lou Holtz	Director	March 16, 2005

/s/ STEWART M. KASEN Stewart M. Kasen	Director	March 16, 2005

/s/ ANN MEYERS Ann Meyers	Director	March 16, 2005

/s/ ALFRED E. OSBORNE, JR. Alfred E. Osborne, Jr.	Director	March 16, 2005

/s/ DAN QUAYLE Dan Quayle	Director	March 16, 2005

/s/ EDWARD F. RYAN Edward F. Ryan	Director	March 16, 2005

K2 INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Description		Charged to costs and expenses	Amounts charged to reserve net of reinstatements
Year ended December 31, 2004
Allowance for doubtful items and sales returns	$7,558	$11,277	$3,940	$14,895

	$7,558	$11,277	$3,940	$14,895

Year ended December 31, 2003
Allowance for doubtful items and sales returns	$7,838	$4,804	$5,084	$7,558

	$7,838	$4,804	$5,084	$7,558

Year ended December 31, 2002
Allowance for doubtful items and sales returns	$5,316	$5,391	$2,869	$7,838

	$5,316	$5,391	$2,869	$7,838