Form 10-Q
period 2005-03-31
K2 INC
filed 2005-05-06
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At April 30, 2005, there were 47,559,257 shares of common stock ($1.00 par value) outstanding.

PART - 1 FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(Thousands, except per share figures)

	Three months ended March 31
	2005	2004
	(unaudited)
Net sales	$318,291	$277,364
Cost of products sold	215,472	190,731

Gross profit	102,819	86,633
Selling expenses	58,715	42,047
General and administrative expenses	34,093	25,064

Operating income	10,011	19,522
Interest expense	7,253	3,302
Other income, net	(721)	(53)

Income before income taxes	3,479	16,273
Provision for income taxes	1,155	5,533

Net income	$2,324	$10,740

Basic earnings per share:
Net income	$0.05	$0.31

Diluted earnings per share:
Net income	$0.05	$0.27

Basic shares outstanding	46,177	34,353
Diluted shares outstanding	47,502	43,099

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands, except number of shares)

	March 31 2005	December 31 2004
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$39,868	$25,633
Accounts receivable, less allowances for doubtful accounts of $16,577 (2005) and $14,895 (2004)	310,425	369,914
Inventories, net	345,160	325,125
Deferred income taxes	21,990	29,709
Prepaid expenses and other current assets	25,190	22,775

Total current assets	742,633	773,156
Property, plant and equipment	277,617	272,959
Less allowance for depreciation and amortization	136,748	131,995

	140,869	140,964
Other Assets
Goodwill	343,247	349,760
Tradenames	141,029	137,329
Other intangible assets, net	21,457	21,276
Deferred income taxes	7,506	7,506
Other	24,438	26,374

Total Assets	$1,421,179	$1,456,365

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$9,468	$31,490
Accounts payable	78,878	103,158
Income taxes payable	25,938	28,386
Accrued payroll and related	64,927	67,443
Other accruals	85,069	83,624
Current portion of long-term debt	35,650	35,074

Total current liabilities	299,930	349,175
Long-term pension liabilities	16,854	16,854
Long-term debt	274,255	250,812
Deferred income taxes	50,746	58,123
Convertible subordinated debentures	98,652	98,535
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 110,000,000 shares, issued and outstanding shares - 47,559,257 in 2005 and 47,543,108 in 2004	47,559	47,543
Additional paid-in capital	502,484	502,322
Retained earnings	148,882	146,558
Treasury shares at cost, 747,234 shares in 2005 and 2004	(9,107)	(9,107)
Accumulated other comprehensive loss	(9,076)	(4,450)

Total Shareholders’ Equity	680,742	682,866

Total Liabilities and Shareholders’ Equity	$1,421,179	$1,456,365

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)

	Three months ended March 31
	2005	2004
	(unaudited)
Operating Activities
Net Income	$2,324	$10,740
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	8,406	6,073
Deferred taxes	341	4,489
Changes in current assets and current liabilities	7,097	(14,825)

Net cash provided by operating activities	18,168	6,477
Investing Activities
Property, plant & equipment expenditures	(6,757)	(6,782)
Disposals of property, plant & equipment	222	273
Purchase of business, net of cash acquired	(152)	1,780
Other items, net	500	(162)

Net cash used in investing activities	(6,187)	(4,891)
Financing Activities
Borrowings under long-term debt	294,000	172,000
Payments of long-term debt	(269,864)	(173,732)
Net decrease in short-term bank loans	(22,022)	(5,197)
Exercise of stock options	140	3,873

Net cash provided by (used in) financing activities	2,254	(3,056)

Net increase (decrease) in cash and cash equivalents	14,235	(1,470)
Cash and cash equivalents at beginning of year	25,633	21,256

Cash and cash equivalents at end of period	$39,868	$19,786

See notes to consolidated condensed financial statements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

K2 reports its financial statements using a 13 week quarter ending on the last Sunday of March, June, September and December. For purposes of the consolidated financial statements, the end of each quarter is stated as of March 31, June 30, September 30 and December 31, respectively.

The interim financial statements should be read in connection with the financial statements in K2 Inc.’s (“K2’s”) Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) “Share-Based Payment.” SFAS No. 123 (Revised) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The impact on K2’s net income will include the remaining amortization of the fair value of existing options currently disclosed as pro-forma expense in Note 3 and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binominal lattice model for valuing options.

On April 14, 2005, the SEC adopted a new rule that amended the compliance dates of SFAS No. 123 (Revised) to require implementation no later than the beginning of the first fiscal year beginning after June 15, 2005 (the year beginning January 1, 2006 for K2). Early adoption of SFAS No. 123 (Revised) is permissible. K2 is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, K2 will determine the transition method to use, the timing of adoption and the impact any change in valuation models might have.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

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

	For the three months ended March 31,
	2005	2004
	(Thousands, except per share data, percentages and years)
Net income as reported	$2,324	$10,740
Add: Total stock-based compensation expense included in net income, net of taxes	83	—
Less: Total stock-based compensation expense determined under fair value, based method for all awards, net of taxes	(745)	(199)

Net income, adjusted	$1,662	$10,541

Earnings per share:
Basic-as reported	$0.05	$0.31
Basic-pro forma	$0.04	$0.31
Diluted-as reported	$0.05	$0.27
Diluted-pro forma	$0.03	$0.27
Risk free interest rate	2.55%	3.04%
Expected life of options	5 years	5 years
Expected volatility	44.2%	47.3%
Expected dividend yield	—	—

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 3 – Stock Based Compensation (Continued)

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

NOTE 4 – Inventories

The components of inventories consisted of the following:

	March 31, 2005	December 31, 2004
	(Thousands)
Finished goods	$249,831	$237,162
Work in process	17,203	15,389
Raw materials	78,126	72,574

	$345,160	$325,125

Note 5 – Acquisitions

At March 31, 2005, there was approximately $6.1 million of cash and 612,466 shares of K2 common stock held in escrow or due for payment in 2005 relating to certain acquisitions. The cash and shares will be released from escrow during 2005 through 2008 subject to final agreement between the K2 and the selling parties. The cash and shares in escrow as well as future cash payments due in 2005 have been reflected in the purchase price of the related acquisition. The shares held in escrow are reflected in the calculation of diluted earnings per share for the quarter ended March 31, 2005.

During 2004, K2 completed nine acquisitions, including the acquisitions of Fotoball USA, Inc. (later renamed K2 Licensing & Promotions, Inc.) on January 23, 2004, Ex Officio on May 12, 2004, Marmot on June 30, 2004 and Völkl and Marker on July 7, 2004 as well as five smaller acquisitions completed after March 31, 2004.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

Note 5 – Acquisitions (Continued)

The consolidated condensed statements of income for the three months ended March 31, 2005 includes the operating results of each of the businesses acquired in 2004, however the consolidated condensed statements of income for the three months ended March 31, 2004 does not include the results of Ex Officio, Marmot, Völkl and Marker or K2’s other acquisitions completed after the 2004 first quarter since these companies were acquired by K2 subsequent to March 31, 2004. In addition, the 2004 first quarter results include less than a full three months of results of K2 Licensing & Promotions which was acquired by K2 on January 23, 2004.

The following summarized unaudited pro forma results of operations of K2 assume the acquisitions of Marmot and Völkl and Marker had occurred as of January 1, 2004, the earliest date for which information is presented below. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates, or of results which may occur in the future. Pro forma results of operations of K2’s other acquisitions completed during 2004 have not been presented because the effects of these additional acquisitions were not material on either an individual basis or aggregate basis to K2’s consolidated results of operations.

Pro Forma Information (Unaudited)

(Thousands, except per share amounts)

	For the three months ended March 31,
	2005	2004
Net sales	$318,291	$316,392
Operating income	10,011	14,635
Net income	2,324	6,276
Diluted earnings per share	$0.05	$0.15

Pursuant to the acquisitions made by K2 during 2004 and 2003, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $11.0 million and $5.1 million, during 2004 and 2003, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2004 or 2003.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

Note 5 – Acquisitions (Continued)

The following table summarizes the activity in 2004 and 2005:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Balance at December 31, 2003	$2,411	$816	$3,227	$1,203	$4,430
Reserves established in conjunction with 2004 acquisitions	6,968	40	7,008	4,034	11,042
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(974)	—	(974)	—	(974)
Utilized in 2004:	(1,415)	(488)	(1,903)	(40)	(1,943)

Balance at December 31, 2004	6,990	368	7,358	5,197	12,555
Utilized in 2005:	(414)	(69)	(483)	(116)	(599)

Balance at March 31, 2005	$6,576	$299	$6,875	$5,081	$11,956

K2 believes that the remaining reserves for restructuring are adequate to complete its restructuring and exit plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 6 – Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following:

	Weighted Average Useful Life	March 31, 2005			December 31, 2004
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
	(Thousands)
Intangibles subject to amortization:
Patents	8.3 years	$14,830	$3,536	$11,294	$14,142	$3,161	$10,981
Customer contracts/relationships	8.3 years	8,147	1,767	6,380	8,139	1,488	6,651
Licensing agreements	5.2 years	2,795	990	1,805	2,795	868	1,927
Tradenames/trademarks	7.1 years	955	167	788	955	128	827
Non-compete agreements	3.9 years	1,567	315	1,252	1,347	212	1,135
Order backlog and other	0.5 years	2,040	2,102	(62)	1,040	1,285	(245)

		30,334	8,877	21,457	28,418	7,142	21,276
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor		352	—	352	352	—	352
Team sports		37,387	—	37,387	33,687	—	33,687
Action sports		81,690	—	81,690	81,690	—	81,690
Footwear and Apparel		21,600	—	21,600	21,600	—	21,600
Goodwill
Marine and Outdoor		22,845	—	22,845	22,853	—	22,853
Team sports		83,438	—	83,438	88,722	—	88,722
Action sports		154,990	—	154,990	156,211	—	156,211
Footwear and Apparel		81,974	—	81,974	81,974	—	81,974

		484,276	—	484,276	487,089	—	487,089
Total intangibles		$514,610	$8,877	$505,733	$515,507	$7,142	$508,365

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 6 – Intangible Assets and Goodwill (Continued)

The table below shows the activity in intangibles subject to and not subject to amortization for the three months ended March 31, 2005, including the preliminary purchase price allocation completed by K2 during the 2005 first quarter relating to an acquisition completed by K2 in the 2004 fourth quarter. The preliminary purchase price allocation was based on an independent third party valuation. The final allocation of the purchase price of this transaction will be completed by K2 during the 2005 second quarter.

	December 31, 2004 Net Book Value	Preliminary Purchase Price Allocation	Other Activity	Amortization	March 31, 2005 Net Book Value
Intangibles subject to amortization:
Patents	$10,981	$410	$278	$(375)	$11,294
Customer contracts/relationships	6,651	8		(279)	6,380
Licensing agreements	1,927	—	—	(122)	1,805
Tradenames/trademarks	827	—	—	(39)	788
Non-compete agreements	1,135	220		(103)	1,252
Order backlog and other	(245)	1,000	—	(817)	(62)

	21,276	1,638	278	(1,735)	21,457
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor	352	—	—	—	352
Team Sports	33,687	3,700	—	—	37,387
Action Sports	81,690	—	—	—	81,690
Apparel and Footwear	21,600	—	—	—	21,600
Goodwill
Marine and Outdoor	22,853		(8)	—	22,845
Team Sports	88,722	(5,125)	(159)	—	83,438
Action Sports	156,211		(1,221)	—	154,990
Apparel and Footwear	81,974			—	81,974

	487,089	(1,425)	(1,388)	—	484,276
Total intangibles	$508,365	$213	$(1,110)	$(1,735)	$505,733

Amortization expense for intangibles subject to amortization was approximately $1.7 million for the three months ended March 31, 2005. Amortization expense of purchased intangible assets subject to amortization is estimated to be approximately $4.5 million during fiscal year ending 2005, $3.7 million during 2006, $3.5 million during 2007, $3.4 million during 2008 and $2.1 million during 2009.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 6 – Intangible Assets and Goodwill (Continued)

Based on the results of the annual impairment tests, K2 determined that no impairment of goodwill existed as of December 31, 2004 and no indicators of impairment were present during the three months ended March 31, 2005. However, future goodwill impairment tests could result in a charge to earnings. K2 will continue to evaluate goodwill on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

NOTE 7– Warranties

K2 records the estimated cost of product warranties at the time sales are recognized. K2 estimates warranty obligations by reference to historical product warranty return rates, material usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, material usage or service delivery costs differ from the historical rates, revisions to the estimated warranty liability would be required.

The following activity related to product warranty liabilities:

	Three Months Ended March 31
(Thousands)	2005	2004
Beginning Balance	$9,691	$5,526
Charged to costs and expenses	2,226	1,531
Amounts charged to reserve	(2,593)	(1,537)

Ending Balance	$9,324	$5,520

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 8– Borrowings and Other Financial Instruments

At March 31, 2005, K2’s principal long-term borrowing facility was a five-year, $250 million revolving Credit Facility (“Facility”) expiring on July 1, 2009 with several banks and other financial institutions. The Facility is expandable to $350 million subject to certain conditions. The Facility has a $100 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, but as of March 31, 2005 bear a rate equal to the prime rate, or a LIBOR interest rate plus 1.75%, and the Facility had an unused commitment fee of 0.375% per year. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities. On March 18, 2005, K2 obtained an amendment to its Facility allowing K2 to make up to $50 million in repurchases of K2 common stock provided that unused borrowing availability under the facility is at least $50 million after such repurchases.

At March 31, 2005, borrowings of $88.0 million were outstanding under the Facility bearing an average interest rate of 4.79%. At March 31, 2005, there were also letters of credit outstanding under the Facility of $15.6 million (consisting of $13.8 million of standby letters of credit and $1.8 million of trade letters of credit expiring over the next 12 months). K2 has classified $32.5 million of seasonal borrowings outstanding under the Facility at March 31, 2005 as current. Pursuant to the terms of the Facility, an additional $145.3 million was available for borrowing at March 31, 2005.

At March 31, 2005, K2 also had $25.0 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the noteholders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.143 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (the “Warrants”). K2 assigned a total fair market value of $2,303,000 to the Warrants. At March 31, 2005, the aggregate unamortized fair market value of $1,348,000 is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

At March 31, 2005, K2 also had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At March 31, 2005, K2 also had $200.0 million of 7.375% senior, unsecured notes (“Senior Notes”) due July 1, 2014. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 8– Borrowings and Other Financial Instruments (Continued)

At March 31, 2005, K2 also had $31.3 million outstanding under various foreign lending arrangements.

NOTE 9 – Pension Plans

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 9 – Pension Plans (Continued)

The components of net periodic pension cost consisted of the following:

	For the three months ended March 31
(Thousands)	2005	2004
Service cost	$25	$450
Interest cost	1,010	1,030
Expected return on assets	(1,034)	(910)
Amortization of:
Prior service cost	—	15
Actuarial loss	162	135

Total net periodic pension cost	$163	$720

The decline in the net periodic benefit cost for the three months ended March 31, 2005 as compared to March 31, 2004 is due to K2 freezing its pension plans (the “plans”) effective August 31, 2004. This resulted in active participants no longer accruing benefits under the plans. Participants will remain eligible to receive benefits they have earned under the plans through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plans. Only a small group of about 20 employees subject to a collective bargaining agreement will continue to accrue a benefit. The impact of this plan change on K2’s benefit costs was a one-time recognized curtailment loss of $0.4 million in the 2004 third quarter. The impact on future benefit costs was the elimination of the service cost and an $8.0 million reduction of the projected benefit obligation for future pay increases. This plan change has further resulted in an estimated reduction in net periodic pension costs for the 2005 year of $2.8 million.

K2’s expected cash contribution to its plans in 2005 is $5.7 million. During the three months ended March 31, 2005, K2 made contributions totaling approximately $0.5 million to the plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 10 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2004	$7,143	$(10,525)	$(1,068)	$(4,450)
Currency translation adjustment	(5,304)	—	—	(5,304)
Reclassification adjustment for amounts recognized in cost of sales	—	—	366	366
Change in fair value of derivatives, net of $155 in taxes	—	—	312	312

Balance at March 31, 2005	$1,839	$(10,525)	$(390)	$(9,076)

Total comprehensive income (loss) was ($2.3) million and $10.8 million for the three months ended March 31, 2005 and 2004, respectively. Total comprehensive income (loss) includes the net change in accumulated other comprehensive loss for the period.

NOTE 11- Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, restricted stock, shares held in escrow and warrants, using the treasury stock method, and of the debentures using the “if converted” method. The following represents a reconciliation from basic shares to fully diluted shares for the respective periods. Options to purchase 3,517,041 and 2,570,160 shares of common stock were outstanding at March 31, 2005 and 2004, respectively. At March 31, 2005, there were also 130,000 unvested restricted stock awards outstanding and 612,466 shares held in escrow relating to certain acquisitions. At March 31, 2005 and 2004, shares of common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,742 and warrants to purchase 767,589 of shares of common stock were outstanding. For the three months ended March 31, 2005 and 2004, approximately 435,000 and 412,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the three months ended March 31, 2005 and 2004, 612,466 and 88,673 shares of K2 common stock held in escrow, respectively, were included in the calculation of diluted earnings per shares. The EPS calculation for three months ended March 31, 2005 also excluded 7,803,742 shares from the issuance of the $100 million convertible subordinated debentures since their inclusion would have also been antidilutive.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 11- Earnings Per Share Data (Continued)

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted EPS as well as the calculation of diluted EPS for the periods presented:

	2005	2004
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	46,177	34,353
Assumed conversion of dilutive stock options, restricted stock awards, warrants and shares in escrow	1,325	943
Assumed conversion of subordinated debentures	—	7,803

Diluted average common shares outstanding	47,502	43,099

Calculation of diluted earnings per share:
Net income	$2,324	$10,740
Add: interest component on assumed conversion of subordinated debentures, net of taxes	—	904

Net income, adjusted	$2,324	$11,644
Diluted earnings per share (a)	$0.05	$0.27

(a)	Diluted earnings per share is calculated by dividing net income, adjusted, by diluted average common shares outstanding for the respective period.

NOTE 12- Segment Information

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

The segment information for the 2004 period has been restated to reflect these reclassifications.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 12- Segment Information (Continued)

The segment information presented below is for the three months ended March 31:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2005	2004 (a)	2005	2004 (a)	2005	2004 (a)
	(Millions)
Marine and Outdoor	$112.4	$98.8	$33.2	$20.4	$16.0	$15.3
Team Sports	92.6	94.1	—	—	8.9	11.0
Action Sports	80.4	75.0	2.7	—	(12.4)	(4.6)
Apparel and Footwear	32.9	9.5	0.8	0.3	0.9	0.5

Total segment data	$318.3	$277.4	$36.7	$20.7	13.4	22.2

Corporate expenses, net					(2.7)	(2.6)
Interest expense					(7.2)	(3.3)

Income before provision for income taxes					$3.5	$16.3

(a)	Results for the three months ended March 31, 2004 do not include the results of Ex Officio, Marmot, Völkl and Marker or K2’s other acquisitions completed after the 2004 first quarter since these companies were acquired by K2 Inc. subsequent to March 31, 2004. In addition, the 2004 first quarter results include less than a full three months of results of K2 Licensing & Promotions which was acquired by K2 on January 23, 2004.

NOTE 13 – Contingencies

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 13 – Contingencies (Continued)

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At March 31, 2005 and December 31, 2004, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimate is based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

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

March 31, 2005

NOTE 14 – Supplemental Guarantor Information

Obligations to pay principal and interest on K2’s Senior Notes are guaranteed fully and unconditionally by K2’s existing and future wholly-owned U.S. subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by K2 and guarantees are full, unconditional, and joint and several. The non-guarantor subsidiaries are K2’s consolidated non-U.S. subsidiaries. Supplemental condensed consolidating financial information of the K2’s guarantors is presented below.

	For the three months ended March 31, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$248,894	$106,062	$(36,665)	$318,291
Cost of products sold	—	169,289	81,383	(35,200)	215,472

Gross profit	—	79,605	24,679	(1,465)	102,819
Selling expenses	555	41,281	16,879	—	58,715
General and administrative expenses	6,960	20,233	6,900	—	34,093

Operating income (loss)	(7,515)	18,091	900	(1,465)	10,011
Other (income) expense, net	(806)	201	(116)	—	(721)
Interest expense	6,746	153	354	—	7,253

Income (loss) before income taxes	(13,455)	17,737	662	(1,465)	3,479
Provision for income taxes	—	1,040	115	—	1,155

Net income (loss)	$(13,455)	$16,697	$547	$(1,465)	$2,324

	For the three months ended March 31, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$233,112	$64,985	$(20,733)	$277,364
Cost of products sold	1,403	159,704	50,349	(20,725)	190,731

Gross profit	(1,403)	73,408	14,636	(8)	86,633
Selling expenses	180	36,337	5,580	(50)	42,047
General and administrative expenses	5,069	17,422	2,573	—	25,064

Operating income (loss)	(6,652)	19,649	6,483	42	19,522
Other (income) expense, net	2	(108)	43	10	(53)
Interest expense	3,182	107	13	—	3,302

Income (loss) before income taxes	(9,836)	19,650	6,427	32	16,273
Provision for income taxes	—	3,348	2,185	—	5,533

Net income (loss)	$(9,836)	$16,302	$4,242	$32	$10,740

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets (Thousands)
	March 31, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$4,364	$3,131	$32,373	$—	$39,868
Accounts receivable, net	30,064	257,498	113,888	(91,025)	310,425
Inventories, net	354	238,523	111,204	(4,921)	345,160
Deferred income taxes	23,315	(3,078)	1,753		21,990
Prepaid expenses and other current assets	352	7,530	17,308	—	25,190

Total current assets	58,449	503,604	276,526	(95,946)	742,633
Property, plant and equipment	11,606	155,529	110,482	—	277,617
Less allowance for depreciation and amortization	754	96,295	39,699	—	136,748

	10,852	59,234	70,783	—	140,869
Investment in affiliates	689,799	58,251	1	(748,051)	—
Advances to affiliates	—	452,248	5,076	(457,324)	—
Deferred taxes	7,507	—	—	—	7,507
Intangible assets, net	490,031	14,412	6,290	(5,000)	505,733
Other	20,324	2,804	1,309	—	24,437

Total Assets	$1,276,962	$1,090,553	$359,985	$(1,306,321)	$1,421,179

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$41	$9,427	$—	$9,468
Accounts payable	858	91,696	60,619	(74,295)	78,878
Accrued liabilities	62,466	66,752	46,716	—	175,934
Current portion of long-term debt	32,480	67	3,103	—	35,650

Total current liabilities	95,804	158,556	119,865	(74,295)	299,930
Long-term pension liabilities	16,854	—	—	—	16,854
Long-term debt	255,520	20	18,715	—	274,255
Deferred taxes	47,764	2,982	—	—	50,746
Advances from affiliates	117,302	436,255	73,588	(627,145)	—
Convertible subordinated debentures	98,652	—	—	—	98,652
Shareholders’ Equity	645,066	492,740	147,817	(604,881)	680,742

Total Liabilities and Shareholders’ Equity	$1,276,962	$1,090,553	$359,985	$(1,306,321)	$1,421,179

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows

(Thousands)

	For the three months ended March 31, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(13,455)	$16,697	$547	$(1,465)	$2,324
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,488	3,471	2,447	—	8,406
Deferred taxes	370	(1)	(28)	—	341
Changes in current assets and current liabilities	25,825	(38,010)	25,311	(6,030)	7,096

Net cash provided by (used in) operating activities	15,228	(17,843)	28,277	(7,495)	18,167
Investing Activities
Property, plant & equipment expenditures	(461)	(3,982)	(2,886)	572	(6,757)
Disposals of property, plant & equipment	87	583	124	(572)	222
Purchase of businesses, net of cash acquired	(152)	—	—	—	(152)
Other items, net	96,880	4,670	5,233	(106,282)	501

Net cash provided by (used in) investing activities	96,354	1,271	2,471	(106,282)	(6,186)
Financing Activities					—
Borrowings (payments) under long-term debt, net	27,926	(1,958)	(1,832)		24,136
Net increase (decrease) in short-term bank loans	—	41	(22,063)		(22,022)
Proceeds received from exercise of stock options	140	—	—	—	140

Net cash provided by (used in) financing activities	28,066	(1,917)	(23,895)	—	2,254
(Increase) decrease in investment in subsidiaries	(116,939)	(130)	—	117,069	—
Advances (to) from affiliates	(21,512)	16,652	8,152	(3,292)	—

Net increase (decrease) in cash and cash equivalents	1,197	(1,967)	15,005	—	14,235
Cash and cash equivalents at beginning of year	3,167	5,098	17,368	—	25,633

Cash and cash equivalents at end of period	$4,364	$3,131	$32,373	$—	$39,868

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows

(Thousands)

	For the three months ended March 31, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(9,836)	$16,302	$4,242	$32	$10,740
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,345	4,010	718	—	6,073
Deferred taxes	(711)	1,438	33	3,729	4,489
Changes in current assets and current liabilities	23,738	(36,610)	(6,788)	4,835	(14,825)

Net cash provided by (used in) operating activities	14,536	(14,860)	(1,795)	8,596	6,477
Investing Activities
Property, plant & equipment expenditures	(352)	(4,283)	(2,147)	—	(6,782)
Disposals of property, plant & equipment	—	171	102	—	273
Purchase of businesses, net of cash acquired	1,780	—	—	—	1,780
Other items, net	52,758	(510)	(4,513)	(47,897)	(162)

Net cash provided by (used in) investing activities	54,186	(4,622)	(6,558)	(47,897)	(4,891)
Financing Activities					—
Borrowings (payments) under long-term debt, net	(1,830)	—	98	—	(1,732)
Net increase (decrease) in short-term bank loans	—	(13)	(5,184)	—	(5,197)
Proceeds received from exercise of stock options	3,873	—	—	—	3,873

Net cash provided by (used in) financing activities	2,043	(13)	(5,086)	—	(3,056)
(Increase) decrease in investment in subsidiaries	(50,568)	8	—	50,560	—
Advances (to) from affiliates	(18,973)	19,305	10,927	(11,259)	—

Net increase (decrease) in cash and cash equivalents	1,224	(182)	(2,512)	—	(1,470)
Cash and cash equivalents at beginning of year	2,683	2,198	16,375	—	21,256

Cash and cash equivalents at end of period	$3,907	$2,016	$13,863	$—	$19,786

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Marine and Outdoor segment represented $112.4 million, or 35.3%, of K2’s 2005 first quarter consolidated net sales, the Team Sports segment had net sales of $92.6 million, or 29.1% of 2005 first quarter consolidated net sales, the Action Sports segment represented $80.4 million, or 25.3% of 2005 first quarter consolidated net sales and the Footwear and Apparel segment had net sales of $32.9 million, or 10.3% of 2005 first quarter consolidated net sales.

Acquisitions. The consolidated condensed statement of income for the three months ended March 31, 2005 includes the operating results of each of the businesses acquired by K2 in 2004, however the consolidated condensed statement of income for the three months ended March 31, 2004 does not include the results of Ex Officio, Marmot, Völkl and Marker or K2’s other acquisitions completed after the 2004 first quarter since these companies were acquired by K2 subsequent to March 31, 2004. In addition, the 2004 first quarter results include less than a full three months of results of K2 Licensing & Promotions which was acquired by K2 on January 23, 2004. Net sales from acquisitions completed by K2 subsequent to March 31, 2004 accounted for $53.2 million of

2005 first quarter net sales. For further discussion of K2’s acquisition activities see Note 5 to Notes to Consolidated Condensed Financial Statements.

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Consolidated Condensed Statements of Income for the three months ended March 31:

	For the three months ended March 31
			Increase (Decrease)
(In millions, except per share data and percentages)	2005	2004	$	%
Net sales	$318.3	$277.4	$40.9	14.7%
Gross profit	102.8	86.6	16.2	18.7%
Operating income	10.0	19.5	(9.5)	(48.7%)
Net income	2.3	10.7	(8.4)	(78.5%)

Diluted earnings per share	$0.05	$0.27	$(0.22)	(81.5%)

Expressed as a percentage of net sales:
Gross margin (a)	32.3%	31.2%
Selling, general and administrative expense	29.2%	24.2%
Operating margin (b)	3.1%	7.0%

(a)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Condensed Statements of Income.

(b)	Operating Margin is defined as operating income divided by net sales as presented in the Consolidated Condensed Statements of Income.

Acquisitions

During 2004, K2 completed nine acquisitions, including the acquisitions of Fotoball USA, Inc. (later renamed K2 Licensing & Promotions, Inc.) on January 23, 2004, Ex Officio on May 12, 2004, Marmot on June 30, 2004 and Völkl and Marker on July 7, 2004 as well as five smaller acquisitions completed after March 31, 2004.

Downsizing and Restructuring Activities

Pursuant to acquisitions made by K2 during 2004 and 2003, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $11.0 million and $5.1 million during 2004 and 2003, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2003 or 2004.

Comparative First Quarter Results of Operations

Net sales of K2 for the three months ended March 31, 2005 were $318.3 million as compared with $277.4 million in the year-earlier period. Net income for the first quarter of 2005 was $2.3 million, or $0.05 per diluted share, as compared with $10.7 million, or $0.27 per diluted share, in the first quarter of 2004.

Net Sales. In the Marine and Outdoor segment, net sales increased to $112.4 million in the 2005 first quarter as compared with $98.8 million in the prior year’s first quarter. The overall improvement in net sales during 2005 resulted from increased sales of Shakespeare fishing tackle products of $9.3 million, higher sales of Stearns products of $4.5 million, new sales of all-terrain vehicle accessory products of $1.2 million, partially offset by lower sales of Shakespeare monofilament products of $1.4 million. The increase in sales of Shakespeare fishing tackle products reflected growth in the sales of Pflueger reels, kits and combos, fish line, marine and military antennas and the new sales of All-Star rods. Increased sales of Stearns outdoor products reflected higher demand for children’s flotation products and water-ski vests.

Net sales of the Team Sports segment were $92.6 million for the 2005 first quarter as compared to $94.1 million in the prior year’s first quarter. The decline in net sales was primarily due to a decrease in sales of metal softball bats of $3.7 million, gloves of $1.3 million and basketballs of $0.6 million, partially offset by a $4.3 million increase in sales of composite softball bats.

In the Action Sports segment, net sales increased to $80.4 million in the 2005 first quarter as compared to $75.0 million in the prior year’s first quarter. The increase is primarily the result of $23.7 million in 2005 first quarter net sales resulting from the acquisitions of Völkl and Marker in July 2004 partially offset by lower sales of in-line skates of $8.4 million, paintball products of $5.6 million, snowboards of $2.0 million and snowshoes of $1.3 million. The decline in in-line skates sales is the result of sluggish worldwide retail sales for the industry caused by soft consumer demand. The decline in sales of paintball products also reflects soft consumer demand in the industry. Sales of snowboards in Asia and snowshoes declined in a seasonally slow shipping quarter due to fewer reorder sales and the timing of shipments quarter over quarter.

Net sales of the Apparel and Footwear segment were $32.9 million in the 2005 first quarter as compared to $9.5 million in the prior year’s first quarter. The increase in net sales from 2004 is the result of the acquisitions of Ex Officio and Marmot after the 2004 first quarter which had combined sales of $19.4 million for K2 in the 2005 first quarter as well as higher sales of skateboard shoes and apparel of $4.0 million. The increase in sales of skateboard shoes and apparel reflects the strong sell through of the Adio shoe brand.

K2’s international operations (operating locations outside of the United States) represented $75.6 million, or 23.8% of K2’s consolidated net sales for the three months ended March 31, 2005 as compared to $63.9 million, or 23.0% of K2’s consolidated net sales for the three months ended March 31, 2004. The increase in net sales from international operations was due to the acquisitions of Marmot and Völkl and Marker in mid-2004 which had 2005 first quarter net sales from international operations of $4.0 million and $18.5 million, respectively, partially offset by lower sales of in-line skates of $7.1 million, snowboards of $1.8 million and footwear of $0.7 million.

Gross profit. Gross profits for the first quarter of 2005 increased 18.7% to $102.8 million, or 32.3% of net sales, as compared with $86.6 million, or 31.2% of net sales, in the year ago quarter. The improvement in gross profit dollars for the quarter was attributable to the increase in first quarter sales volume and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was due to a more favorable product mix as compared to 2004 and higher gross margin product sales resulting from K2’s acquisitions completed after the 2004 first quarter, particularly the acquisitions of Marmot and Ex Officio in the Footwear and Apparel segment.

Costs and Expenses. Selling expenses for the 2005 first quarter were $58.7 million, or 18.4% of net sales, as compared with $42.0 million, or 15.1% of net sales, in the prior year’s first quarter. General and administrative expenses for the 2005 first quarter were $34.1 million, or 10.7% of net sales, as compared with $25.1 million, or 9.0% of net sales, in the prior year’s first quarter. The increase in selling expenses in dollars was attributable to the increase in sales volume for the first quarter as compared to the prior year and acquisitions completed after the 2004 first quarter by K2 which resulted in additional selling expenses of $14.6 million. The increase in general and administrative expenses in dollars for the 2005 first quarter was primarily attributable to higher sales volume during the first quarter and recent acquisitions made by K2 which resulted in additional general and administrative expenses of $7.0 million. As a percentage of net sales, selling, general and administrative expenses increased due to the seasonality associated with the acquisitions of Marmot, Völkl and Marker in mid-2004. These acquired companies have higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to having lower sales volume as compared to the third and fourth quarters.

Operating Income. Operating income for the 2005 first quarter was $10.0 million, or 3.1% of net sales, as compared to operating income of $19.5 million, or 7.0% of net sales, a year ago. The decrease in operating income was due to the increase in selling, general and administrative expenses as discussed above, partially offset by higher sales volume and gross profit in the 2005 first quarter as compared to the prior year.

K2’s international operations (for operating locations outside of the United States) represented $0.2 million of K2’s operating income, for the three months ended March 31, 2005 as compared with $4.4 million, or 22.6% of K2’s operating income, in the year ago quarter. The decrease in operating income from international operations was attributable to the acquisitions of Marmot, Völkl and Marker in mid-2004. These acquired companies have higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to lower sales volume as compared to the third and fourth quarters. In addition, operating income from international operations declined due to lower sales of in-line skates and snowboards.

Interest Expense. Interest expense was $7.3 million in the 2005 first quarter as compared to $3.3 million in the year-earlier period. The increase in interest expense for 2005 was primarily attributable to higher average borrowing levels during the 2005 first quarter as compared to 2004. Borrowings on average were higher in the 2005 first quarter due to borrowings made to fund acquisitions and the seasonal working capital requirements of businesses acquired after the 2004 first quarter.

Income Taxes. During the 2005 first quarter, the effective income tax rate was 33.2% as compared to 34.0% during the 2004 first quarter. The decrease in the effective tax rate was primarily attributable to a greater percentage of income being taxed in relatively lower tax jurisdictions as a result of K2’s acquisitions after the 2004 first quarter.

Liquidity and Capital Resources

Cash Flow Activity

K2’s operating activities provided $18.2 million of cash in the current year’s first quarter as compared to $6.5 million in the 2004 first quarter. The increase in cash from operations during 2005 was primarily attributable to a decrease in accounts receivable during the 2005 period of $58.5 million as compared to a prior year’s increase of $16.8 million, partially offset by lower net income in 2005 of $8.4 million as compared to 2004, and an increase in inventories during 2005 of $21.3 million as compared to an decrease in 2004 of $23.4 million. The decline in net income during the 2005 first quarter was attributable to lower operating income and higher interest expense as compared to the 2004 first quarter as discussed above.

Net cash used for investing activities was $6.2 million in the current year’s first quarter, as compared to $4.9 million of cash used for investing activities in the prior year. The increase in cash used in investing activities was due to $0.2 million of cash used to acquire new businesses in the 2005 period as compared to $1.8 million of net cash acquired in acquisitions during the 2004 first quarter. There were no material commitments for capital expenditures at March 31, 2005.

Net cash provided by financing activities was $2.3 million in the current year’s first quarter as compared with $3.1 million of cash used in the corresponding year-ago period. The increase in cash provided by financing activities during the 2005 period was due to net borrowings under long-term debt of $24.1 million in the 2005 first quarter as compared to net payments under long-term debt of $1.7 million in the 2004 first quarter, partially offset by a larger decrease in short-term bank loans of $16.8 million and lower proceeds received from stock option exercises of $3.7 million.

Capital Structure and Resources

K2’s principal long-term borrowing facility is a $250 million revolving credit facility (“Facility”), secured by all of K2’s assets in the United States, Canada and England. Total availability under the Facility is determined by a borrowing formula based on eligible trade receivables and inventory and defined advance rates. The Facility is expandable to $350 million and has a $100 million limit for the issuance of letters of credit. The Facility expires on July 1, 2009. At March 31, 2005, there were $88.0 million of borrowings outstanding under the Facility, $15.6 million of outstanding letter of credit issuances (consisting of $13.8 million of standby letters of credit and $1.8 million of trade letters of credit which expire over the next 12 months) and $145.3 million of available borrowing capacity. At March 31, 2005, K2 also had outstanding $25.0 million of 7.25% convertible subordinated debentures due March 2010, $75.0 million of 5.00% convertible senior debentures due June 2010 and $200.0 million of senior notes due July 2014. At March 31, 2005, K2 had $31.3 million outstanding under various foreign lending arrangements. On March 18, 2005, K2 obtained an amendment to its Facility allowing K2 to make up to $50 million in repurchases of K2 common stock provided that unused borrowing availability under the facility is at least $50 million after such repurchases.

K2 believes that the credit available under the Facility, together with cash flow from operations will be sufficient for K2’s business needs through March 31, 2006. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Facility. In addition, K2’s Senior Notes and 5% Debentures place limitations on the incurrence of indebtedness by K2.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at March 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt (1)	$409,905	$3,950	$5,774	$116,945	$283,236
Operating leases (2)	64,034	15,493	20,280	12,696	15,565
Licensing arrangements (3)	12,541	6,560	4,793	1,188	—
Endorsement and sponsorship arrangements (4)	6,899	5,850	1,011	38	—
Pension contributions (5)	5,250	5,250	—	—	—
Amounts due related to acquisitions (6)	3,779	3,779	—	—	—

Total contractual cash obligations	$502,408	$40,882	$31,858	$130,867	$298,801

(1)	Includes principal payments contractually outstanding under K2’s lending arrangements. See Note 8 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s long-term debt obligations.

(2)	In the ordinary course of business, K2 enters into operating leases for the use of buildings, machinery and equipment. These amounts represent the contractual minimum payments due under these agreements.

(3)	In the ordinary course of business, K2 enters into licensing arrangements whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(4)	In the ordinary course of business, K2 enters into endorsement and sponsorship contracts with athletes whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(5)	These amounts include estimated contributions for K2’s pension plans. See Note 9 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s pension plans.

(6)	These amounts include payments to be made during 2005 related to K2’s completed acquisitions.

Off-Balance Sheet Arrangements

K2 did not enter into any off-balance sheet arrangements during 2005 or 2004, nor did K2 have any off-balance sheet arrangements outstanding at March 31, 2005 or December 31, 2004.

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

K2 evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all other customers, reserves are established based on historical bad debts, customer payment patterns and current economic conditions. The establishment of these reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. If the financial condition of K2’s customers were to deteriorate, resulting in an impairment of their ability to make payments to K2, additional allowances may be required.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” K2 assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. K2 determined there were no indicators of material impairment of long-lived assets as of March 31, 2005.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements, tradenames/trademarks and non-compete arrangements which at March 31, 2005 have weighted average useful lives of approximately 8 years, 8 years, 5 years, 7 years and 4 years, respectively.

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

K2’s expected cash contribution to its plans in 2005 is $5.7 million. During the three months ended March 31, 2005, K2 made contributions totaling approximately $0.5 million to the plans.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the plans exceeded the fair value of the assets of the plans by $22.5 million and $15.6 million at December 31, 2004 and 2003, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholders’ equity, of $14.5 million ($9.4 million, net of taxes) at December 31, 2004. Based on this amount recorded, K2 had $22.5 million and $15.2 million, of net pension liabilities as of December 31, 2004 and 2003, respectively, consisting of $22.5 and $15.6 million, respectively, in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.4 million at December 31, 2003. As of March 31, 2005 and December 31, 2004, K2 classified $5.2 million and $5.7 million, respectively, of the pension liability as current and $16.8 million as long-term.

Foreign Currency Translation

The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into U.S. dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the period. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from period to period have been reported in the other comprehensive income or loss account in shareholders’ equity. To the extent assets and liabilities of the foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than those related to intercompany accounts and investments deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

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

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of K2 Inc. and its consolidated subsidiaries (“K2”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry rankings relating to products; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, weather conditions, consumer spending, continued success of manufacturing in the People’s Republic of China, global economic conditions, product demand, financial market performance and other risks that are described herein, including but not limited to the items described from time to time in K2’s Securities Exchange Act reports including K2’s Annual Report for the year ended December 31, 2004. K2 cautions that the foregoing list of important factors is not exclusive, any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and K2 assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Fluctuations in foreign currency exchange rates can affect K2’s earnings and cash flows. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over annual time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At March 31, 2005, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $32.9 million.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected second quarter 2005 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increase materials costs would likely be partially offset by a positive impact on revenues due to K2’s sales internationally and the conversion of those international sales to U.S. dollars.

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

As of March 31, 2005, K2 had $300.0 million in principal amount of fixed rate debt represented by the convertible subordinated debentures and senior notes and $119.4 million of variable rate debt represented by borrowings under the revolving credit facilities and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of March 31, 2005, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.2 million on an annual basis. At March 31, 2005, up to $145.3 million of variable rate borrowings were available under K2’s $250 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. At March 31, 2005, K2 had no such derivative financial instruments outstanding.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Principal Executive Officer, Principal Financial Officer and Chief Operating Officer, of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer have concluded that K2’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

In addition, the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer have concluded that there have been no changes to K2’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter, that has materially affected, or are reasonably likely to materially affect, K2’s internal control over financial reporting, other than the remedies of the deficiencies noted above and currently in process.

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

Registered and other trademarks and trade names of K2’s products are italicized in this Form 10-Q.

PART II - OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

10(a)	Second Amendment to the Amended and Restated Credit Agreement dated as of March 18, 2005.

31.1	Certification of the Chief Executive Officer Pursuant Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Operating Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed in the three months ended March 31, 2005.

Report on Form 8-K dated January 21, 2005, furnished by the Company, under Item 8.01, Other Events, containing the Company’s press release dated January 21, 2005 announcing the expiration of an exchange offer with respect to its 7 3/8 Senior Notes due 2014.

Report on Form 8-K dated February 11, 2005, furnished by the Company: under Item 1.01, Entry into a Material Definitive Agreement, the Company entered into employment agreements with certain employees of the Company; under Item 1.02, Termination of Material Definitive Agreement, the prior employment agreement of Mr. Rangel was terminated on February 14, 2005; under item 5.02, Departure of Directors or Principal Officer; Election of Directors; Appointment of Principal Officers, the Company’s press release dated February 17, 2005 announcing the election of Ann Meyers to the

Board of Directors of the Company on February 11, 2005; under item 5.03, Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year, the Board of Directors of the Company amended the By-Laws of the Company; and under Item 8.01, Other Events, containing the Company’s press release dated February 17, 2005 announcing the record and meeting dates for the 2005 annual meeting of shareholders.

Report on Form 8-K dated March 1, 2005, furnished by the Company, under Item 2.02, Results of Operations and Financial Condition, containing the Company’s press release dated March 1, 2005 announcing financial results for the quarter ended December 31, 2004 and forward-looking statements relating to the first quarter 2005 and the fiscal year 2005.

Report on Form 8-K dated March 1, 2005, furnished by the Company, under Item 7.01, Regulation FD Disclosure, containing certain statements made by the Company in connection with the Company’s fourth quarter 2004 earnings conference call and furnishing of its earnings release dated March 1, 2005.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC.
(registrant)

Date: May 6, 2005	/s/ THOMAS R. HILLEBRANDT
Thomas R. Hillebrandt
Corporate Controller
(Chief Accounting Officer)