Form 10-Q
period 2005-06-30
K2 INC
filed 2005-08-05
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At July 31, 2005, there were 47,598,286 shares of Common Stock ($1.00 par value) outstanding.

PART - 1 FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

(Thousands, except per share figures)

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
	(Unaudited)
Net sales	$301,425	$250,987	$619,716	$528,351
Cost of products sold	201,667	173,622	417,139	364,353

Gross profit	99,758	77,365	202,577	163,998
Selling expenses	54,502	41,566	113,217	83,613
General and administrative expenses	36,910	23,354	71,003	48,418

Operating income	8,346	12,445	18,357	31,967
Interest expense	7,285	3,210	14,538	6,512
Other income, net	(1,117)	(125)	(1,838)	(178)

Income before income taxes	2,178	9,360	5,657	25,633
Provision for income taxes	725	3,182	1,880	8,715

Net income	$1,453	$6,178	$3,777	$16,918

Basic earnings per share:
Net income	$0.03	$0.18	$0.08	$0.48

Diluted earnings per share:
Net income	$0.03	$0.16	$0.08	$0.43

Basic shares outstanding	46,216	35,273	46,196	34,894
Diluted shares outstanding	47,373	44,019	47,430	43,659

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands, except number of shares)

	June 30 2005	December 31 2004
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$21,450	$25,633
Accounts receivable, less allowances for doubtful accounts of $15,656 (2005) and $14,895 (2004)	264,844	369,914
Inventories, net	367,127	325,125
Deferred income taxes	20,868	29,709
Prepaid expenses and other current assets	28,151	22,775

Total current assets	702,440	773,156
Property, plant and equipment	284,189	272,959
Less allowance for depreciation and amortization	142,854	131,995

	141,335	140,964
Other Assets
Goodwill	343,088	349,760
Tradenames	145,829	137,329
Other intangible assets, net	21,292	21,276
Deferred income taxes	7,506	7,506
Other	24,377	26,374

Total Assets	$1,385,867	$1,456,365

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$7,017	$31,490
Accounts payable	73,604	103,158
Income taxes payable	25,938	28,386
Accrued payroll and related	44,895	50,589
Other accruals	99,370	100,478
Current portion of long-term debt	19,123	35,074

Total current liabilities	269,947	349,175
Long-term pension liabilities	16,854	16,854
Long-term debt	274,004	250,812
Deferred income taxes	50,746	58,123
Convertible subordinated debentures	98,769	98,535
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 110,000,000 shares, issued and outstanding shares - 47,594,257 in 2005 and 47,543,108 in 2004	47,594	47,543
Additional paid-in capital	502,942	502,322
Retained earnings	150,335	146,558
Treasury shares at cost, 747,234 shares in 2005 and 2004	(9,107)	(9,107)
Accumulated other comprehensive loss	(16,217)	(4,450)

Total Shareholders’ Equity	675,547	682,866

Total Liabilities and Shareholders’ Equity	$1,385,867	$1,456,365

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)

	Six months ended June 30
	2005	2004
	(unaudited)
Operating Activities
Net Income	$3,777	$16,918
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	17,278	12,743
Deferred taxes	1,415	6,782
Changes in current assets and current liabilities	19,827	20,517

Net cash provided by operating activities	42,297	56,960
Investing Activities
Property, plant & equipment expenditures	(17,308)	(14,258)
Disposals of property, plant & equipment	872	406
Purchase of business, net of cash acquired	(15,094)	(28,672)
Other items, net	1,651	(5,291)

Net cash used in investing activities	(29,879)	(47,815)
Financing Activities
Borrowings under long-term debt	548,000	379,149
Payments of long-term debt	(540,525)	(391,942)
Net decrease in short-term bank loans	(24,473)	(3,526)
Exercise of stock options	397	4,091

Net cash used in financing activities	(16,601)	(12,228)

Net decrease in cash and cash equivalents	(4,183)	(3,083)
Cash and cash equivalents at beginning of year	25,633	21,256

Cash and cash equivalents at end of period	$21,450	$18,173

See notes to consolidated condensed financial statements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2005

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

K2 Inc. (“K2”) reports its financial statements using a 13 week quarter ending on the last Sunday of March, June, September and December. For purposes of the consolidated financial statements, the end of each quarter is stated as of March 31, June 30, September 30 and December 31, respectively.

The interim financial statements should be read in connection with the financial statements in K2’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.” SFAS No. 123 (Revised) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The impact on K2’s net income will include the remaining amortization of the fair value of existing options currently disclosed as pro forma expense in Note 3 and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binominal lattice model for valuing options.

On April 14, 2005, the SEC adopted a new rule that amended the compliance dates of SFAS No. 123 (Revised) to require implementation no later than the beginning of the first fiscal year beginning after June 15, 2005 (the year beginning January 1, 2006 for K2). Early adoption of SFAS No. 123 (Revised) is permissible. K2 is in the process of evaluating the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, K2 will

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 2 – Recent Accounting Pronouncements (Continued)

determine the transition method to use, the timing of adoption and the impact any change in valuation models might have.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing long-lived non-financial assets be accounted for as a change in estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. K2 believes that implementing SFAS No. 154 should not have a material impact on its financial position and results of operations.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 3 – Stock Based Compensation

K2 currently applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. K2 has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation cost been determined based upon the fair value at the grant date for K2’s stock options under SFAS No. 123 using the Black-Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
	(Thousands, except per share data, percentage data and expected life)
Net income as reported	$1,453	$6,178	$3,777	$16,918
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	8,869	384	9,531	768

Net income (loss), adjusted	$(7,416)	$5,794	$(5,754)	$16,150

Earnings (loss) per share:
Basic - as reported	$0.03	$0.18	$0.08	$0.48
Basic - pro forma	$(0.16)	$0.16	$(0.12)	$0.46
Diluted - as reported	$0.03	$0.16	$0.08	$0.43
Diluted - pro forma	$(0.16)	$0.15	$(0.12)	$0.41
Risk free interest rate	3.60%	3.60%	3.60%	3.60%
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	40.9%	43.2%	40.9%	43.2%
Expected dividend yield	—	—	—	—

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 3 – Stock Based Compensation (Continued)

On May 17 2005, the Compensation Committee of the Board of Directors of K2 approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers under the K2 stock option plans. An option was considered “out-of-the-money” if the stated exercise price was greater than $11.94 per share, the closing price of K2’s common stock on May 17, 2005, the last trading day before approval of the acceleration. Outstanding unvested options that had an exercise price equal to or less than $11.94 on May 17, 2005, will continue to vest under the terms of the original option agreements. As a result of this action, options to purchase approximately 2.1 million shares of K2’s common stock that would otherwise have vested over the next three years became fully vested on May 17, 2005. The affected options had a range of exercise prices of $12.51 to $14.30 and a weighted average exercise price of $13.14. Options held by non-employee directors were not affected. In addition, the Compensation Committee imposed a holding period that will require that all executive officers of the Company not sell shares acquired through the exercise of an accelerated option (other than shares needed to cover the exercise price and satisfying withholding taxes) prior to the earlier of the date on which exercise would have been permitted under the options’ original vesting terms or, if earlier, the executive officer’s last day of employment.

The decision to accelerate the vesting of these options was made to reduce future compensation expense that is expected to be recorded in conjunction with K2’s adoption of SFAS 123 (Revised). The incremental expense associated with the acceleration of the options is included in the pro forma disclosures above for the three and six months ended June 30, 2005.

NOTE 4 – Inventories

The components of inventories consisted of the following:

	June 30, 2005	December 31, 2004
	(Thousands)
Finished goods	$271,473	$237,162
Work in process	15,934	15,389
Raw materials	79,720	72,574

	$367,127	$325,125

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

Note 5 – Acquisitions

During the second quarter of 2005, K2 completed the acquisition of substantially all of the assets of Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders, and JRC Products Limited, a business engaged in the design, selling and distribution of fishing tackle products. The purchase prices for these acquisitions were paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the respective dates of the acquisition.

The two transactions completed during the second quarter of 2005 were accounted for under the purchase method of accounting, and accordingly the purchased assets and liabilities were recorded at their estimated fair values at the respective date of acquisition. The combined preliminary purchase price allocation for the two acquisitions resulted in an excess of the aggregate purchase price over net tangible assets acquired of approximately $7.0 million.

Based on a preliminary independent third party valuation obtained during the second quarter of 2005, the excess amounts of the two transactions were preliminarily allocated to intangible assets with finite and indefinite lives including: customer relationships and patents of $0.1 million with an average life of two years; tradenames with an indefinite life not subject to amortization of $2.9 million; and goodwill not subject to amortization of $4.0 million.

The final allocations of the purchase price of these two transactions will be completed during the second half of 2005 based on K2’s final evaluation of such assets and liabilities.

At June 30, 2005, there was approximately $10.7 million of cash and 612,466 shares of K2 common stock held in escrow or due for payment relating to certain prior acquisitions. The cash and shares will be released from escrow during 2005 through 2008, subject to final agreement between K2 and the selling parties. The cash and shares in escrow, as well as future cash payments due have been reflected in the purchase price of the related acquisition. Shares held in escrow are reflected in the calculation of diluted earnings per share for the periods presented.

During 2004, K2 completed nine acquisitions, including the acquisitions of Fotoball (later renamed K2 Licensed Products, Inc.) on January 23, 2004, Ex Officio on May 12, 2004, Marmot on June 30, 2004 and Völkl and Marker on July 7, 2004, as well as five smaller acquisitions.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

Note 5 – Acquisitions (Continued)

The consolidated condensed statements of income for the three and six months ended June 30, 2005 includes the operating results of each of the businesses acquired in 2004, however the consolidated condensed statements of income for the three and six months ended June 30, 2004 do not include the results of Marmot, Völkl and Marker or K2’s other acquisitions completed after the 2004 second quarter since these companies were acquired by K2 on or subsequent to June 30, 2004. The 2004 second quarter results include less than a full three months of results of Worr Game Products and IPI both of which were acquired by K2 on April 19, 2004, and Ex Officio, which was acquired by K2 on May 12, 2004. In addition, the 2004 six month results include less than a full six months of results of K2 Licensed Products which was acquired by K2 on January 23, 2004, Worr Game Products and IPI both of which were acquired by K2 on April 19, 2004, and Ex Officio, which was acquired by K2 on May 12, 2004.

The following summarized unaudited pro forma information of K2 assume the acquisitions of Marmot and Völkl and Marker had occurred as of January 1, 2004, the earliest date for which information is presented below. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates, or of results which may occur in the future. Pro forma results of operations of K2’s other acquisitions completed during 2004 and 2005 have not been presented because the effects of these additional acquisitions were not material on either an individual basis or aggregate basis to K2’s consolidated results of operations.

Pro Forma Information (Unaudited)
(Thousands, except per share amounts)
	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net sales	$301,425	$270,009	$619,716	$586,401
Operating income	8,346	1,899	18,357	16,534
Net income (loss)	1,453	(1,514)	3,777	4,762
Diluted earnings (loss) per share	$0.03	$(0.04)	$0.08	$0.10

Pursuant to the acquisitions made by K2 during 2005, 2004 and 2003, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $0.6 million, $11.0 million and $5.1 million, during 2005, 2004 and 2003 respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2005, 2004 or 2003.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

Note 5-Acquisitions (Continued)

The following table summarizes the activity in 2004 and 2005:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Balance at December 31, 2003	$2,411	$816	$3,227	$1,203	$4,430
Reserves established in conjunction with acquisitions	6,968	40	7,008	4,034	11,042
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(974)	—	(974)	—	(974)
Utilized in 2004:	(1,415)	(488)	(1,903)	(40)	(1,943)

Balance at December 31, 2004	6,990	368	7,358	5,197	12,555
Reserves established in conjunction with acquisitions	253	—	253	370	623
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(634)	—	(634)	—	(634)
Utilized in 2005:	(1,668)	(121)	(1,789)	(219)	(2,008)

Balance at June 30, 2005	$4,941	$247	$5,188	$5,348	$10,536

K2 believes that the remaining reserves for restructuring are adequate to complete the restructuring and exit plans discussed above.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 6 –Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following:

	Weighted Average Useful Life	June 30, 2005			December 31, 2004
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
		(Thousands)
Intangibles subject to amortization:
Patents	8.4 years	$15,575	$3,959	$11,616	$14,142	$3,161	$10,981
Customer contracts/relationships	8.2 years	8,215	2,101	6,114	8,139	1,488	6,651
Licensing agreements	5.2 years	2,795	1,113	1,682	2,795	868	1,927
Tradenames/trademarks	7.1 years	955	203	752	955	128	827
Non-compete agreements	3.9 years	1,572	444	1,128	1,347	212	1,135
Order backlog and other	0.2 years	1,430	1,430	—	1,040	1,285	(245)

		30,542	9,250	21,292	28,418	7,142	21,276
Intangibles not subject to amortization:
(by segment)
Tradename
Marine and Outdoor		3,252	—	3,252	352	—	352
Team sports		39,287	—	39,287	33,687	—	33,687
Action sports		81,690	—	81,690	81,690	—	81,690
Apparel and Footwear		21,600	—	21,600	21,600	—	21,600
Goodwill
Marine and Outdoor		26,720	—	26,720	22,853	—	22,853
Team sports		81,980	—	81,980	88,722	—	88,722
Action sports		152,485	—	152,485	156,211	—	156,211
Apparel and Footwear		81,903	—	81,903	81,974	—	81,974

		488,917	—	488,917	487,089	—	487,089
Total intangibles		$519,459	$9,250	$510,209	$515,507	$7,142	$508,365

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 6 – Intangible Assets and Goodwill (Continued)

The table below shows the activity in intangibles subject to and not subject to amortization for the six months ended June 30, 2005, including the purchase price allocations completed by K2 during 2005 relating to the acquisitions completed by K2 in the second quarter of 2005 and fourth quarter of 2004, respectively. The preliminary and final purchase price allocations were based on independent third party valuations. The final allocations of the purchase price of the 2005 acquisitions will be completed by K2 during the second half of 2005.

	December 31, 2004 Net Book Value				June 30, 2005 Net Book Value
		Purchase Price Allocations	Other Activity	Amortization
Intangibles subject to amortization:
Patents	$10,981	$430	$1,003	$(798)	$11,616
Customer contracts/relationships	6,651	76	—	(613)	6,114
Licensing agreements	1,927	—	—	(245)	1,682
Tradenames/trademarks	827	—	—	(75)	752
Non-compete agreements	1,135	225	—	(232)	1,128
Order backlog and other	(245)	390	—	(145)	—

	21,276	1,121	1,003	(2,108)	21,292
Intangibles not subject to amortization:
(by segment)
Tradename
Marine and Outdoor	352	2,900	—	—	3,252
Team Sports	33,687	5,600	—	—	39,287
Action Sports	81,690	—	—	—	81,690
Apparel and Footwear	21,600	—	—	—	21,600
Goodwill
Marine and Outdoor	22,853	3,973	(106)	—	26,720
Team Sports	88,722	(6,497)	(245)	—	81,980
Action Sports	156,211	—	(3,726)	—	152,485
Apparel and Footwear	81,974	—	(71)	—	81,903

	487,089	5,976	(4,148)	—	488,917
Total intangibles	$508,365	$7,097	$(3,145)	$(2,108)	$510,209

Amortization expense for intangibles subject to amortization was approximately $2.1 million for the six months ended June 30, 2005. Amortization expense of purchased intangible assets subject to amortization is estimated to be approximately $3.9 million during fiscal year ending 2005, $3.7 million during 2006, $3.5 million during 2007, $3.4 million during 2008 and $2.1 million during 2009.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 6 – Intangible Assets and Goodwill (Continued)

Based on the results of the annual impairment tests, K2 determined that no impairment of goodwill or intangible assets with indefinite lives existed as of December 31, 2004 and no indicators of impairment were present during the six months ended June 30, 2005. However, future indicators or impairment tests of goodwill and intangible assets with indefinite lives could result in a charge to earnings. K2 will continue to evaluate goodwill and intangible assets with indefinite lives on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

K2 considered the recent softness in consumer demand for paintball products within its Action Sports segment and has determined that no indicators of impairment existed at June 30, 2005 with respect to certain indefinite and finite-lived intangibles. In the event consumer demand continues to remain soft for paintball products, K2 may be required to record an impairment charge in future periods related to indefinite and finite-lived intangibles within the Action Sports segment.

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

The following activity related to product warranty liabilities:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands)	2005	2004	2005	2004
Beginning Balance	$9,324	$5,520	$9,691	$5,526
Charged to costs and expenses	2,428	1,586	4,654	3,117
Increase to reserve resulting from acquisitions	—	325	—	325
Amounts charged to reserve	(2,379)	(966)	(4,972)	(2,503)

Ending Balance	$9,373	$6,465	$9,373	$6,465

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 8– Borrowings and Other Financial Instruments

At June 30, 2005, K2’s principal long-term borrowing facility was a five-year, $250.0 million revolving credit facility (the “Facility”) expiring on July 1, 2009 with several banks and other financial institutions. The Facility is expandable to $350.0 million subject to certain conditions. The Facility has a $100.0 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, but as of June 30, 2005 bear a rate equal to the prime rate, or a LIBOR interest rate plus 2.00%, and the Facility had an unused commitment fee of 0.375% per year. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

On March 18, 2005, K2 obtained an amendment to its Facility allowing K2 to make up to $50.0 million in repurchases of K2 common stock provided that unused borrowing availability under the facility is at least $50.0 million after such repurchases.

On July 25, 2005, K2 also obtained an amendment to its Facility allowing K2 to issue up to $100.0 million in unsecured notes, subject to the approval of the administrative agent, provided the issuance is completed within 365 days and the net proceeds are used to repay borrowings outstanding under the Facility.

At June 30, 2005, borrowings of $73.0 million were outstanding under the Facility bearing an average interest rate of 4.96%. At June 30, 2005, there were also letters of credit outstanding under the Facility of $20.5 million (consisting of $13.7 million of standby letters of credit and $6.8 million of trade letters of credit expiring over the next 12 months). K2 has classified $16.3 million of seasonal borrowings outstanding under the Facility at June 30, 2005 as current. Pursuant to the terms of the Facility, an additional $135.1 million was available for borrowing at June 30, 2005.

At June 30, 2005, K2 also had $25.0 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010 outstanding. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the noteholders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.14 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (collectively, the “Warrants”). K2 assigned a total fair market value of $2,303,000 to the Warrants. At June 30, 2005, the aggregate unamortized fair market value of $1,231,000 is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 8– Borrowings and Other Financial Instruments (Continued)

At June 30, 2005, K2 also had $75.0 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010 outstanding. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.14 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At June 30, 2005, K2 also had $200.0 million of 7.375% senior, unsecured notes (“Senior Notes”) due July 1, 2014 outstanding. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium, as defined in the indenture. Thereafter, K2 may redeem all or a portion of the Senior Notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

At June 30, 2005, K2 also had $27.1 million outstanding under various foreign lending arrangements.

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

Effective August 31, 2004, the domestic pension plans (the “plans”) were amended to freeze the accrual of future benefits for almost all of the employees. This resulted in active participants no longer accruing benefits under the plans. Participants will remain eligible to receive benefits they have earned under the plans through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plans. Only a small group of about 20 employees subject to a collective bargaining agreement will continue to accrue benefits. The impact of this change to the plans on K2’s benefit costs was a one-time recognized curtailment loss of $0.4 million in the 2004 third quarter. The impact on future benefit costs is the elimination of the service cost and an $8.0 million reduction of the projected benefit obligation for future pay increases. This change to the plans has further resulted in an estimated reduction in net periodic pension costs for the 2005 year of $2.8 million.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 9 – Pension Plans (Continued)

The components of net periodic pension cost consisted of the following:

	For the three months ended June 30		For the six months ended June 30
(Thousands)	2005	2004	2005	2004
Service cost	$25	$450	$50	$900
Interest cost	1,010	1,030	2,020	2,060
Expected return on assets	(1,034)	(910)	(2,068)	(1,820)
Amortization of:
Prior service cost	—	15	—	30
Actuarial loss	162	135	324	270
Curtailment/settlement loss recognized	—	—	—	—

Total net periodic benefit cost	$163	$720	$326	$1,440

The decline in the net periodic benefit cost for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 is due to K2 freezing its plans effective August 31, 2004. K2’s cash contribution to its plans in 2005 is expected to be $5.7 million. During the three and six months ended June 30, 2005, K2 made contributions totaling approximately $1.0 million and $1.5 million, respectively, to the plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 10 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2004	$7,143	$(10,525)	$(1,068)	$(4,450)
Currency translation adjustment	(12,880)	—	—	(12,880)
Reclassification adjustment for amounts recognized in cost of sales	—	—	530	530
Change in fair value of derivatives, net of $290 in taxes	—	—	583	583

Balance at June 30, 2005	$(5,737)	$(10,525)	$45	$(16,217)

Total comprehensive income (loss) was ($5.7) million and $6.5 million for the three months ended June 30, 2005 and 2004, respectively. Total comprehensive income (loss) was ($8.0) million and $17.3 million for the six months ended June 30, 2005 and 2004, respectively. Total comprehensive income (loss) includes the net change in accumulated other comprehensive loss for the period.

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the above table. The currency translation loss for the six months ended June 30, 2005 is the result of the strengthening of the U.S. dollar against foreign currencies during the period, including the Euro, Japanese Yen and British Pound Sterling.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 11- Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, restricted stock, common stock held in escrow and warrants, using the treasury stock method, and of the debentures using the “if converted” method. The table below provides a reconciliation from basic shares to fully diluted shares for the respective periods.

Options to purchase 4,450,291 and 3,588,884 shares of common stock were outstanding at June 30, 2005 and 2004, respectively. At June 30, 2005, there were also 230,000 unvested restricted stock awards outstanding and 612,466 shares held in escrow relating to certain acquisitions. At June 30, 2005 and 2004, $100.0 million of convertible debentures, convertible into 7,803,742 shares of common stock, and warrants to purchase 767,589 of shares of common stock were outstanding.

For the three months ended June 30, 2005 and 2004, approximately 2,167,000 and 424,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the three months ended June 30, 2005 and 2004, 612,466 and 149,541 shares of common stock held in escrow, respectively, were included in the calculation of diluted EPS.

For the six months ended June 30, 2005 and 2004, approximately 1,500,000 and 435,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the six months ended June 30, 2005 and 2004, 616,672 and 119,107 shares of common stock held in escrow, respectively, were included in the calculation of diluted EPS.

The EPS calculation for three and six months ended June 30, 2005 also excluded 7,803,742 shares from the issuance of the $100.0 million convertible subordinated debentures since their inclusion would have also been antidilutive.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 11- Earnings Per Share Data (Continued)

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted EPS as well as the calculation of diluted EPS for the periods presented:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	46,216	35,273	46,196	34,894
Assumed conversion of dilutive stock options and warrants	1,157	943	1,234	962
Assumed conversion of subordinated debentures	—	7,803	—	7,803

Diluted average common shares outstanding	47,373	44,019	47,430	43,659

Calculation of diluted earnings per share:
Net income	$1,453	$6,178	$3,777	$16,918
Add: interest component on assumed conversion of subordinated debentures, net of taxes	—	918	—	1,836

Net income, adjusted	$1,453	$7,096	$3,777	$18,754
Diluted earnings per share (a)	$0.03	$0.16	$0.08	$0.43

(a)	Diluted earnings per share is calculated by dividing net income, adjusted, by diluted average common shares outstanding for the respective period.

NOTE 12 – Segment Information

As a result of recent acquisitions, beginning in the third quarter of 2004, K2 reclassified its business into the following four segments based on similar product types and distribution channels: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear.

The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Team Sports segment includes baseball and softball products and K2 Licensed Products. The Action Sports segment includes skis, snowboards, snowshoes, in-line skates and paintball products. The Apparel and Footwear segment includes Marmot and Ex Officio products as well as skateboard shoes and related apparel.

The segment information for the 2004 period has been restated to reflect these reclassifications.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 12- Segment Information (Continued)

The segment information presented below is for the three months ended June 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2005	2004 (a)	2005	2004 (a)	2005	2004 (a)
	(Millions)
Marine and Outdoor	$130.4	$107.8	$36.8	$28.9	$20.1	$16.4
Team Sports	68.3	61.8	—	—	1.7	(0.7)
Action Sports	65.1	69.2	2.3	—	(10.7)	(1.0)
Apparel and Footwear	37.6	12.2	0.2	0.1	3.0	1.6

Total segment data	$301.4	$251.0	$39.3	$29.0	14.1	16.3

Corporate expenses, net					(4.6)	(3.7)
Interest expense					(7.3)	(3.2)

Income before provision for income taxes					$2.2	$9.4

(a)	Results for the three months ended June 30, 2004 do not include the results of Völkl, Marker and Marmot or K2’s other acquisitions completed after the 2004 second quarter since these companies were acquired by K2 on or subsequent to June 30, 2004. In addition, the 2004 second quarter results include less than a full three months of results of Worr Game Products and IPI both of which were acquired by K2 on April 19, 2004, and Ex Officio, which was acquired by K2 on May 12, 2004.

The segment information presented below is for the six months ended June 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2005	2004 (a)	2005	2004 (a)	2005	2004 (a)
	(Millions)
Marine and Outdoor	$242.8	$206.6	$70.0	$49.3	$36.1	$31.7
Team Sports	160.9	155.9	—	—	10.6	10.3
Action Sports	145.5	144.2	5.0	0.0	(23.1)	(5.6)
Apparel and Footwear	70.5	21.7	1.0	0.4	3.9	2.1

Total segment data	$619.7	$528.4	$76.0	$49.7	27.5	38.5

Corporate expenses, net					(7.3)	(6.4)
Interest expense					(14.5)	(6.5)

Income before provision for income taxes					$5.7	$25.6

(a)	Results for the six months ended June 30, 2004 do not include the results of Völkl, Marker and Marmot or K2’s other acquisitions completed after the 2004 second quarter since these companies were acquired by K2 on or subsequent to June 30, 2004. In addition, the 2004 six month results include less than a full six months of results of K2 Licensed Products which was acquired by K2 on January 23, 2004, Worr Game Products and IPI both of which were acquired by K2 on April 19, 2004, and Ex Officio, which was acquired by K2 on May 12, 2004.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

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

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the clean-up of these sites is expected to be limited based upon the number and financial strength of the other named PRP’s and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At June 30, 2005 and December 31, 2004, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimate is based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

In January 2004, Rawlings was sued by a licensee in the U.S. District Court for the District of Maine in connection with a license agreement pursuant to which the licensee was granted an exclusive license to use certain Rawlings trademarks for the manufacture and sale of team and personal sporting-equipment bags. This lawsuit was later transferred to the U.S. District Court for the Eastern District of Missouri. In February 2004, Rawlings gave the licensee notice that it was terminating the license agreement and sued the licensee in the Missouri District Court, in which Rawlings alleged, among other things, that the licensee breached the license agreement by failing to use its “best efforts.” This license agreement was in place prior to the March 26, 2003 acquisition of Rawlings by K2 Inc. Accordingly, during 2004, K2 established liabilities totaling $3.5 million for the estimated probable settlement or verdict on the matter.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 13 – Contingencies (Continued)

On April 29, 2005, a jury awarded the licensee (1) $4.1 million for a claim of lost profits for the next ten years on sales of equipment bags, plus the value of inventory of such bags (the “10-Year Lost Profits Verdict”), (2) $2.1 million for lost profits of equipment bags beginning ten years from the date of the breach of the agreement through forever (the “Speculative Profits Verdict”) and (3) $2.5 million for K2’s alleged tortious interference with the licensee’s business expectations (the “Tortious Interference Verdict”) between Rawlings and the licensee, and the Missouri District Court ruled that the licensee was not permitted to bring certain claims to the jury. Following trial, the licensee filed a motion to recover approximately $0.6 million in attorney’s fees and costs – this motion is currently pending. Following the verdict, K2 established an additional $1.2 million in liabilities for a total of approximately $4.7 million in liabilities related to this litigation, including estimated legal fees and costs of licensee’s attorneys.

On May 19, 2005, K2 and Rawlings, (the “Litigants”), filed a motion for new trial with respect to the 10-Year Lost Profits Verdict and a motion for judgment notwithstanding the verdict with respect to the Speculative Profits Verdict and the Tortious Interference Verdict. On July 27, 2005, the Missouri District (1) denied the Litigants’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict, (2) granted the Litigants’ motion for judgment notwithstanding the verdict with respect to the $2.1 million Speculative Profits Verdict and (3) denied the Litigants’ motion for judgment notwithstanding the verdict for the $2.5 million Tortious Interference Verdict. The only matter that remains open for the Missouri District Court is the licensee’s motion for approximately $0.6 million in attorneys’ fees and costs. Accordingly, there is currently a judgment against the Litigants for approximately $6.8 million.

The Litigants intend to vigorously prosecute an appeal. K2 believes, in part based on advice and estimates from outside counsel as follows: that certain portions of the Missouri District Court’s decision are not supported by facts or law; that there are meritorious arguments to be raised during the appeals process because, among other things, a lack of evidence to support certain aspects of the verdict; and that the Litigants’ aggregate exposure, including attorney’s fees and costs of license, to be approximately $4.7 million. In connection with the appeal, the Litigants will be required by Missouri law to post bond in the amount of approximately $6.8 million. In the event that the Litigants are unsuccessful in their appeal and the amount of the judgment, including the fees and costs of attorneys for licensee, is greater than $4.7 million, or the outcome of an amount greater than $4.7 million becomes probable and estimable, K2 will be required to record an expense in the period in which the matter is finalized. However, this expense could be higher if the appeals court ruled in favor of the licensee for certain claims on which it is expected that licensee will appeal. The appeal process is expected to take one to two years.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 13 – Contingencies (Continued)

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

June 30, 2005

NOTE 14 – Supplemental Guarantor Information

Obligations to pay principal and interest on K2’s Senior Notes are guaranteed fully and unconditionally by K2’s existing and future wholly-owned U.S. subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by K2 and guarantees are full, unconditional and joint and several. The non-guarantor subsidiaries are K2’s consolidated non-U.S. subsidiaries. Supplemental condensed consolidating financial information of the K2’s guarantors is presented below.

Condensed Consolidating Statements of Income (Unaudited)

(Thousands)

	For the three months ended June 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
	(Thousands)
Net sales	$—	$243,765	$96,935	$(39,275)	$301,425
Cost of products sold	—	164,830	74,557	(37,720)	201,667

Gross profit	—	78,935	22,378	(1,555)	99,758
Selling expenses	542	38,233	15,727	—	54,502
General and administrative expenses	8,161	20,467	8,282	—	36,910

Operating income (loss)	(8,703)	20,235	(1,631)	(1,555)	8,346
Other income, net	(15)	(878)	(224)	—	(1,117)
Interest expense	5,695	49	1,541	—	7,285

Income (loss) before income taxes	(14,383)	21,064	(2,948)	(1,555)	2,178
Income taxes	—	1,411	(686)	—	725

Net income (loss)	$(14,383)	$19,653	$(2,262)	$(1,555)	$1,453

	For the three months ended June 30, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$196,134	$83,847	$(28,994)	$250,987
Cost of products sold	(1,403)	136,480	67,558	(29,013)	173,622

Gross profit	1,403	59,654	16,289	19	77,365
Selling expenses	423	28,810	12,372	(39)	41,566
General and administrative expenses	5,330	15,345	5,046	(2,367)	23,354

Operating income (loss)	(4,350)	15,499	(1,129)	2,425	12,445
Other income, net	(2)	(2,494)	(359)	2,730	(125)
Interest expense	3,105	(24)	130	(1)	3,210

Income (loss) before income taxes	(7,453)	18,017	(900)	(304)	9,360
Income taxes	—	3,875	(693)	—	3,182

Net income (loss)	$(7,453)	$14,142	$(207)	$(304)	$6,178

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Income - Continued (Unaudited)

(Thousands)

	For the six months ended June 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$492,659	$202,997	$(75,940)	$619,716
Cost of products sold	—	334,119	155,939	(72,919)	417,139

Gross profit	—	158,540	47,058	(3,021)	202,577
Selling expenses	1,097	79,514	32,606	—	113,217
General and administrative expenses	15,121	40,700	15,182	—	71,003

Operating income (loss)	(16,218)	38,326	(730)	(3,021)	18,357
Other income, net	(821)	(677)	(340)	—	(1,838)
Interest expense	12,441	202	1,895	—	14,538

Income (loss) before income taxes	(27,838)	38,801	(2,285)	(3,021)	5,657
Income taxes	—	2,451	(571)	—	1,880

Net income (loss)	$(27,838)	$36,350	$(1,714)	$(3,021)	$3,777

	For the six months ended June 30, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$429,246	$148,832	$(49,727)	$528,351
Cost of products sold	—	296,184	117,907	(49,738)	364,353

Gross profit	—	133,062	30,925	11	163,998
Selling expenses	603	65,147	17,952	(89)	83,613
General and administrative expenses	10,399	32,767	7,619	(2,367)	48,418

Operating income (loss)	(11,002)	35,148	5,354	2,467	31,967
Other income, net	—	(2,602)	(316)	2,740	(178)
Interest expense	6,287	83	143	(1)	6,512

Income (loss) before income taxes	(17,289)	37,667	5,527	(272)	25,633
Income taxes	—	7,223	1,492	—	8,715

Net income (loss)	$(17,289)	$30,444	$4,035	$(272)	$16,918

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

(Thousands)

	As of June 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$4,835	$409	$16,206	$—	$21,450
Accounts receivable, net	36,522	235,432	116,343	(123,453)	264,844
Inventories, net	36	242,549	129,863	(5,321)	367,127
Deferred income taxes	32,640	—	—	(11,772)	20,868
Prepaid expenses and other current assets	565	6,893	20,693	—	28,151

Total current assets	74,598	485,283	283,105	(140,546)	702,440
Property, plant and equipment	12,455	159,655	112,079	—	284,189
Less allowance for depreciation and amortization	994	99,717	42,143	—	142,854

	11,461	59,938	69,936	—	141,335
Intangible assets, net	429,637	14,745	65,827	—	510,209
Deferred income taxes	7,506	—	—	—	7,506
Investment in subsidiaries	680,285	—	—	(680,285)	—
Other	19,888	2,917	1,572	—	24,377

Total Assets	$1,223,375	$562,883	$420,440	$(820,831)	$1,385,867

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$7,017	$—	$7,017
Accounts payable	431	99,077	72,707	(98,611)	73,604
Accrued liabilities	67,481	60,879	41,843	—	170,203
Current portion of long-term debt	16,293	—	2,830	—	19,123

Total current liabilities	84,205	159,956	124,397	(98,611)	269,947
Long-term pension liabilities	16,854	—	—	—	16,854
Long-term debt	256,707	—	17,297	—	274,004
Deferred income taxes	47,764	7,343	7,411	(11,772)	50,746
Advances (to) from affiliates. net	43,529	(63,802)	50,436	(30,163)	—
Convertible subordinated debentures	98,769	—	—	—	98,769
Interdivisional equity	—	459,386	220,899	(680,285)	—
Shareholders’ Equity	675,547	—	—	—	675,547

Total Liabilities and Shareholders’ Equity	$1,223,375	$562,883	$420,440	$(820,831)	$1,385,867

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets

(Thousands)

	As of December 31, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$3,167	$5,098	$17,368	$—	$25,633
Accounts receivable, net	54,123	240,539	176,633	(101,381)	369,914
Inventories, net	1,479	214,336	115,337	(6,027)	325,125
Deferred income taxes	27,970	14	1,725	—	29,709
Prepaid expenses and other current assets	716	5,582	16,477	—	22,775

Total current assets	87,455	465,569	327,540	(107,408)	773,156
Property, plant and equipment	8,548	153,883	110,528	—	272,959
Less allowance for depreciation and amortization	638	93,939	37,418	—	131,995

	7,910	59,944	73,110	—	140,964
Investment in affiliates	560,820	—	—	(560,820)	—
Intangible assets, net	484,109	13,431	5,825	5,000	508,365
Deferred income taxes	7,506	—	—	—	7,506
Other	20,707	2,702	2,965	—	26,374

Total Assets	$1,168,507	$541,646	$409,440	$(663,228)	$1,456,365

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$31,490	$—	$31,490
Accounts payable	3,054	95,462	84,369	(79,727)	103,158
Accrued liabilities	59,993	58,520	60,940	—	179,453
Current portion of long-term debt	30,455	421	4,198	—	35,074

Total current liabilities	93,502	154,403	180,997	(79,727)	349,175
Long-term pension liabilities	16,854	—	—	—	16,854
Long-term debt	229,736	1,624	19,452	—	250,812
Deferred income taxes	52,048	6,075	—		58,123
Advances (to) from affiliates, net	(5,034)	(32,645)	60,360	(22,681)	—
Convertible subordinated debentures	98,535	—	—	—	98,535
Interdivisional equity	—	412,189	148,631	(560,820)	—
Shareholders’ Equity	682,866	—	—	—	682,866

Total Liabilities and Shareholders’ Equity	$1,168,507	$541,646	$409,440	$(663,228)	$1,456,365

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	For the six months ended June 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(27,838)	$36,350	$(1,714)	$(3,021)	$3,777
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,646	7,498	6,134	—	17,278
Deferred taxes	(8,953)	1,232	9,136	—	1,415
Changes in current assets and current liabilities	24,022	(17,504)	10,789	2,520	19,827

Net cash provided by (used in) operating activities	(9,123)	27,576	24,345	(501)	42,297
Investing Activities
Property, plant & equipment expenditures	(1,310)	(9,147)	(7,693)	842	(17,308)
Disposals of property, plant & equipment	87	1,330	297	(842)	872
Purchase of businesses, net of cash acquired	(15,094)	—	—	—	(15,094)
Other items, net	152,970	8,873	(10,729)	(149,463)	1,651

Net cash provided by (used in) investing activities	136,653	1,056	(18,125)	(149,463)	(29,879)
Financing Activities					—
Borrowings (payments) under long-term debt, net	13,043	(2,045)	(3,523)		7,475
Net decrease in short-term bank loans	—	—	(24,473)		(24,473)
Proceeds received from exercise of stock options	397	—	—	—	397

Net cash provided by (used in) financing activities	13,440	(2,045)	(27,996)	—	(16,601)
(Increase) decrease in investment in subsidiaries	(150,749)	(119)	30,538	120,330	—
Advances (to) from affiliates	11,447	(31,157)	(9,924)	29,634	—

Net increase (decrease) in cash and cash equivalents	1,668	(4,689)	(1,162)	—	(4,183)
Cash and cash equivalents at beginning of year	3,167	5,098	17,368	—	25,633

Cash and cash equivalents at end of period	$4,835	$409	$16,206	$—	$21,450

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	For the six months ended June 30, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(17,289)	$30,444	$4,035	$(272)	$16,918
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,665	8,339	1,739	—	12,743
Deferred taxes	10,112	(1,358)	(104)	(1,868)	6,782
Changes in current assets and current liabilities	19,074	(11,334)	7,134	5,643	20,517

Net cash provided by operating activities	14,562	26,091	12,804	3,503	56,960
Investing Activities
Property, plant & equipment expenditures	(580)	(7,912)	(5,971)	205	(14,258)
Disposals of property, plant & equipment	—	299	107	—	406
Purchase of businesses, net of cash acquired	(28,672)	—	—	—	(28,672)
Other items, net	(1,454)	10,417	(10,312)	(3,942)	(5,291)

Net cash provided by (used in) investing activities	(30,706)	2,804	(16,176)	(3,737)	(47,815)
Financing Activities
Borrowings (payments) under long-term debt, net	(12,159)	(868)	—	234	(12,793)
Net decrease in short-term bank loans	—	(13)	(3,513)		(3,526)
Proceeds received from exercise of stock options	4,091	—	—	—	4,091

Net cash provided by (used in) financing activities	(8,068)	(881)	(3,513)	234	(12,228)
(Increase) decrease in investment in subsidiaries	(8)	776	(768)	—	—
Advances (to) from affiliates	25,261	(29,725)	4,464	—	—

Net increase (decrease) in cash and cash equivalents	1,041	(935)	(3,189)	—	(3,083)
Cash and cash equivalents at beginning of year	2,683	2,198	16,375	—	21,256

Cash and cash equivalents at end of period	$3,724	$1,263	$13,186	$—	$18,173

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

K2 Inc. is a premier, branded consumer products company with a portfolio of leading brands including Shakespeare, Pflueger and Stearns in the Marine and Outdoor segment; Rawlings, Worth and K2 Licensed Products in the Team Sports segment; K2, Völkl, Marker, Ride and Brass Eagle in the Action Sports segment; and Adio, Marmot and Ex Officio in the Apparel and Footwear segment. K2’s diversified mix of products is used primarily in team and individual sports activities such as fishing, watersports activities, baseball, softball, alpine skiing, snowboarding, in-line skating and mountain biking.

Matters Affecting Comparability

Operating Segments. As a result of a number of acquisitions in 2003 and 2004, K2 reclassified its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear. The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Team Sports segment includes baseball and softball products and K2 Licensed Products. The Action Sports segment includes skis, bindings, snowboards, snowshoes, in-line skates and paintball products. The Apparel and Footwear segment includes skateboard shoes and apparel, technical apparel and equipment and outdoor and adventure travel apparel. All periods presented have been recasted to reflect these changes in the segments.

The Marine and Outdoor segment represented $242.8 million, or 39.2%, of K2’s 2005 first six months consolidated net sales; the Team Sports segment had net sales of $160.9 million, or 26.0% of 2005 first six months consolidated net sales; the Action Sports segment represented $145.5 million, or 23.4% of 2005 first six months consolidated net sales; and the Apparel and Footwear segment had net sales of $70.5 million, or 11.4% of 2005 first six months consolidated net sales.

Acquisitions. The consolidated condensed statements of income for the three and six months ended June 30, 2005 includes the operating results of each of the businesses acquired in 2004, however the consolidated condensed statements of income for the three and six months ended June 30, 2004 do not include the results of Marmot, Völkl and Marker or K2’s other acquisitions completed after the 2004 second quarter since these companies were acquired by K2 on or subsequent to June 30, 2004. The second quarter of 2004 results include less than a full three months of results of Worr Game Products and IPI both of which were acquired by K2 on April 19, 2004, and Ex Officio, which was acquired by K2 on May 12, 2004. In addition, the 2004 six month results include less than a full six months of results of K2 Licensed Products which was acquired by K2 on January 23, 2004, Worr Game Products and IPI both of which were acquired by K2 on April 19, 2004, and Ex Officio, which was acquired by K2 on May 12, 2004. Net sales from acquisitions completed by K2 on or subsequent to June 30, 2004 accounted for $32.6 million and $85.7 million of net sales for the three and six months ended June 30, 2005, respectively. For further discussion of K2’s acquisition activities see Note 5 to Notes to Consolidated Condensed Financial Statements.

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Statements of Consolidated Condensed Income for the three and six months ended June 30:

	For the three months ended June 30				For the six months ended June 30
			Increase /(Decrease)				Increase /(Decrease)
(In millions, except per share data)	2005	2004	$	%	2005	2004	$	%
Net sales	$301.4	$251.0	$50.4	20.1%	$619.7	$528.4	$91.3	17.3%
Gross profit	99.8	77.4	22.4	28.9%	202.6	164.0	38.6	23.5%
Operating income	8.3	12.4	(4.1)	(33.1%)	18.4	32.0	(13.6)	(42.5%)
Net income	1.5	6.2	(4.7)	(75.8%)	3.8	16.9	(13.1)	(77.5%)

Diluted earnings per share	$0.03	$0.16	$(0.13)	(81.3%)	$0.08	$0.43	$(0.35)	(81.4%)

Expressed as a percentage of net sales:
Gross margin (a)	33.1%	30.8%			32.7%	31.0%
Selling, general and administrative expense	30.3%	25.9%			29.7%	25.0%
Operating margin (b)	2.8%	4.9%			3.0%	6.1%

(a)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Condensed Statements of Income.

(b)	Operating Margin is defined as operating income divided by net sales as presented in the Consolidated Condensed Statements of Income.

Acquisitions

During the second quarter of 2005, K2 completed the acquisition of substantially all of the assets of Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders, and JRC Products Limited, a business engaged in the design, selling and distribution of fishing tackle products. The purchase price for these assets was paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the acquisition.

During 2004, K2 completed nine acquisitions, including the acquisitions of Fotoball USA, Inc. (later renamed K2 Licensed Products, Inc.) on January 23, 2004, Ex Officio on May 12, 2004, Marmot on June 30, 2004 and Völkl and Marker on July 7, 2004 as well as five smaller acquisitions.

Downsizing and Restructuring Activities

Pursuant to acquisitions made by K2 during 2005, 2004 and 2003, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $0.6 million, $11.0 million and $5.1 million during 2005, 2004 and 2003, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2005, 2004 or 2003.

Comparative Second Quarter Results of Operations

Net sales of K2 for the three months ended June 30, 2005 increased to $301.4 million as compared with $251.0 million in the corresponding period in 2004. Net income for the second quarter of 2005 was $1.5 million, or $0.03 per diluted share, as compared with $6.2 million, or $0.16 per diluted share, in the second quarter of 2004.

Net Sales. In the Marine and Outdoor segment, net sales increased to $130.4 million in the second quarter of 2005 as compared with $107.8 million in the prior year’s second quarter. The overall improvement in net sales during 2005 resulted from increased sales of Shakespeare fishing tackle products of $12.0 million, higher sales of Stearns products of $12.2 million, including new sales of Sospenders flotation devices, which was acquired in the fourth quarter of 2004 and new sales of Hodgman wader products, which was acquired in the second quarter of 2005, partially offset by lower sales of Shakespeare monofilament products of $1.6 million. The increase in sales of Shakespeare fishing tackle products reflected growth in the sales of Pflueger reels, kits and combos, fish line, military antennas and new sales of All-Star rods, which was acquired in the second quarter of 2004. Increased sales of Stearns outdoor products reflected higher demand for rainwear, inflatables and water-ski vests.

Net sales of the Team Sports segment improved to $68.3 million for the second quarter of 2005 as compared to $61.8 million in the prior year’s second quarter. The improvement was due to higher sales of team apparel of $1.8 million, gloves of $1.5 million, baseballs of $0.8 million, metal softball bats of $0.8 million and new sales of Miken softball bats of $3.3 million, which was acquired in the fourth quarter of 2004, partially offset by lower sales of K2 Licensed Products of $2.1 million.

In the Action Sports segment, net sales were $65.1 million in the second quarter of 2005 as compared to $69.2 million in the prior year’s second quarter. The overall sales decline was due to lower sales of paintball products of $8.3 million, snowboards of $3.5 million and bikes of $2.2 million, partially offset by net sales from the acquisition of Völkl and Marker in the third quarter of 2004 of $10.7 million. The decline in sales of paintball products reflects soft consumer demand in the industry. In the event that consumer demand continues to remain soft for paintball products, this could have a significant negative impact on net sales, gross profits and operating income in future periods for the Action Sports segment.

Net sales of the Apparel and Footwear segment increased to $37.6 million in the second quarter of 2005 as compared to $12.2 million in the prior year’s second quarter. The increase in net sales as compared to 2004 is the result of the acquisitions of Ex Officio on May 12, 2004 and Marmot on June 30, 2004, which had combined net sales of $22.3 million for K2 in the second quarter of 2005, as well as higher sales of skateboard shoes and apparel of $6.1 million. The increase in sales of skateboard shoes and apparel reflects the strong sell through of the Adio shoe brand.

K2’s international operations (operating locations outside of the United States) represented $54.3 million, or 18.0% of K2’s consolidated net sales for the second quarter of 2005 as compared to $38.7 million, or 15.4% of K2’s consolidated net sales for the prior year’s second quarter. The increase in net sales from international operations was due to the acquisitions of Marmot and Völkl and Marker in mid-2004, which had 2005 second quarter net sales from international operations of $3.8 million and $9.7 million, respectively, and higher direct shipments out of the K2 China manufacturing facilities of $5.1 million. These increases were partially offset by lower sales of snowboards of $0.8 million and footwear of $1.4 million.

Gross profit. Gross profits for the second quarter of 2005 increased 28.9% to $99.8 million, or 33.1% of net sales, as compared with $77.4 million, or 30.8% of net sales, in the year ago quarter. The improvement in gross profit dollars for the quarter was primarily attributable to the increase in second quarter sales volume and the improvement in gross profit as a percentage of net sales. The improvement in the gross profit percentage was due to higher gross margins in the Team Sports segment as compared to 2004, and higher gross margins in the Apparel and Footwear segment resulting from K2’s acquisitions of Ex Officio on May 12, 2004 and Marmot on June 30, 2004.

Costs and Expenses. Selling expenses for the second quarter of 2005 were $54.5 million, or 18.1% of net sales, as compared with $41.6 million, or 16.6% of net sales, in the prior year’s second quarter. General and administrative expenses for the second quarter of 2005 were $36.9 million, or 12.2% of net sales, as compared with $23.4 million, or 9.3% of net sales, in the prior year’s second quarter. The increase in selling expenses in dollars was attributable to the increase in sales volume for the second quarter as compared to the prior year and acquisitions completed at the end of or after the second quarter of 2004 by K2 which resulted in additional selling expenses of $11.1 million. The increase in general and administrative expenses in dollars for the second quarter of 2005 was primarily attributable to higher sales volume during the second quarter and acquisitions completed at the end of or after the second quarter of 2004 by K2 which resulted in additional general and administrative expenses of $7.5 million. As a percentage of net sales, selling, general and administrative expenses increased due primarily to the seasonality associated with the acquisitions of Marmot, Völkl and Marker in mid-2004. These acquired companies have higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to having lower sales volume as compared to the third and fourth quarters.

Operating Income. Operating income for the second quarter of 2005 was $8.3 million, or 2.8% of net sales, as compared to operating income of $12.4 million, or 4.9% of net sales, a year ago. The decrease in operating income was due to the increase in selling, general and administrative expenses as discussed above, partially offset by higher sales volume and gross profit in the second quarter of 2005 as compared to the prior year.

K2’s international operations (operating locations outside of the United States) had an operating loss of $4.2 million for the second quarter of 2005 as compared with $0.3 million of operating income in the year ago quarter. The operating loss from international operations was attributable to the acquisitions of Marmot, Völkl and Marker in mid-2004. These acquired companies have higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to lower sales volume as compared to the third and fourth quarters.

Interest Expense. Interest expense was $7.3 million in the second quarter of 2005 as compared to $3.2 million in the year-earlier period. The increase in interest expense for 2005 was primarily attributable to higher average borrowing levels during the second quarter of 2005 as compared to 2004. Borrowings on average were higher in the second quarter of 2005 due to borrowings made to fund acquisitions and the seasonal working capital requirements of businesses acquired at the end of or after the second quarter of 2004.

Income Taxes. During the second quarter of 2005, the effective income tax rate was 33.3% as compared to 34.0% during the second quarter of 2004. The decrease in the effective tax rate was primarily attributable to a greater percentage of income being taxed in relatively lower tax jurisdictions as a result of K2’s acquisitions completed at the end of or after the second quarter of 2004.

Comparative Six-Month Results of Operations

Net sales of K2 for the six months ended June 30, 2005 increased to $619.7 million as compared with $528.4 million in the year-earlier period. Net income for the first six months of 2005 was $3.8 million, or $0.08 per diluted share, as compared with $16.9 million, or $0.43 per diluted share, in the first six months of 2004.

Net Sales. In the Marine and Outdoor segment, net sales increased to $242.8 million in the first six months of 2005 as compared with $206.6 million in the prior year’s first six months. The overall improvement in net sales during 2005 resulted from increased sales of Shakespeare fishing tackle products of $21.4 million, higher sales of Stearns products of $17.9 million, including new sales of Sospenders flotation devices, which was acquired in the fourth quarter of 2004 and new sales of Hodgman wader products, which was acquired in the second quarter of 2005, partially offset by lower sales of Shakespeare monofilament products of $3.1 million. The increase in sales of Shakespeare fishing tackle products reflected growth in the sales of Pflueger reels, kits and combos, fish line, military antennas and new sales of All-Star rods, which was acquired in the second quarter of 2004. Increased sales of Stearns outdoor products reflected higher demand for children’s flotation products, water-ski vests, inflatables, rainwear and ATV accessories.

Net sales of the Team Sports segment improved to $160.9 million for the first six months of 2005 as compared to $155.9 million in the prior year’s first six months. The improvement was due to higher sales of team apparel of $1.7 million, baseballs of $1.0 million, gloves of $1.0 million, and new sales of Miken softball bats of $7.5 million, which was acquired in the fourth quarter of 2004, partially offset by lower sales of metal softball bats of $2.9 million, basketballs of $0.8 million and K2 Licensed Products of $1.6 million.

In the Action Sports segment, net sales increased to $145.5 million in the first six months of 2005 as compared to $144.2 million in the prior year’s first six months. The increase is primarily the result of $34.4 million in 2005 first six months net sales resulting from the acquisitions of Völkl and Marker in July 2004, partially offset by lower sales of paintball products of $13.9 million, in-line skates of $9.2 million, snowboards of $5.6 million, bikes of $1.6 million and snowshoes of $1.2 million. The decline in sales of paintball products and in-line skates reflects soft consumer demand in the industry. In the event that consumer demand continues to remain soft for paintball products of 2005, this trend could have a significant negative impact on net sales, gross profits and operating income in future periods for the Action Sports segment.

Net sales of the Apparel and Footwear segment improved to $70.5 million in the first six months of 2005 as compared to $21.7 million in the prior year’s first six months. The increase in net sales from 2004 is the result of the acquisitions of Ex Officio in May 2004 and Marmot on June 30, 2004 which had combined net sales of $41.6 million for K2 in the first six months of 2005, as well as higher sales of skateboard shoes and apparel of $10.1 million. The increase in sales of skateboard shoes and apparel reflects the strong sell through of the Adio shoe brand.

K2’s international operations (operating locations outside of the United States) represented $129.8 million, or 20.9% of K2’s consolidated net sales for the first six months of 2005 as compared to $99.9 million, or 18.9% of K2’s consolidated net sales for the first six months of 2004. The increase in net sales from international operations was due to the acquisitions of Marmot and Völkl and Marker in mid-2004 which had 2005 first six months net sales from international operations of $7.8 million and $28.4 million, respectively, and higher direct shipments out of the K2 China manufacturing facilities of $6.5 million. These increases were partially offset by lower sales of in-line skates of $7.3 million, snowboards of $2.6 million and footwear of $2.1 million.

Gross profit. Gross profits for the first six months of 2005 increased 23.5% to $202.6 million, or 32.7% of net sales, as compared with $164.0 million, or 31.0% of net sales, in the year ago period. The improvement in gross profit dollars for the 2005 period was attributable to the increase in sales volume for the first six months of 2005 as compared to 2004, and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was primarily due to higher gross margins in the Team Sports segment as compared to 2004 and higher gross margin product sales resulting from K2’s acquisitions completed during or after the 2004 second quarter, particularly the acquisitions of Marmot and Ex Officio in the Apparel and Footwear segment.

Costs and Expenses. Selling expenses for the first six months of 2005 were $113.2 million, or 18.3% of net sales, as compared with $83.6 million, or 15.8% of net sales, in the prior year’s first six months. General and administrative expenses for the first six months of 2005 were $71.0 million, or 11.5% of net sales, as compared with $48.4 million, or 9.2% of net sales, in the prior year’s first six months. The increase in selling expenses in dollars was attributable to the increase in sales volume for the first six months of 2005 as compared to the prior year and acquisitions completed at the end of or after the second quarter of 2004 by K2 which resulted in additional selling expenses of $25.7 million. The increase in general and administrative expenses in dollars for the first six months of 2005 was primarily attributable to higher sales volume during the first six months of 2005 and acquisitions completed at the end of or after the second quarter of 2004 by K2 which resulted in additional general and administrative expenses of $14.5 million. As a percentage of net sales, selling, general and administrative expenses increased due to the seasonality associated with the acquisitions of Marmot, Völkl and Marker in mid-2004. These acquired companies have higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to having lower sales volume as compared to the third and fourth quarters.

Operating Income. Operating income for the first six months of 2005 was $18.4 million, or 3.0% of net sales, as compared to operating income of $32.0 million, or 6.1% of net sales, a year ago. The decrease in operating income was due to the increase in selling, general and administrative expenses as discussed above, partially offset by higher sales volume and gross profit in the first six months of 2005 as compared to the prior year.

K2’s international operations (operating locations outside of the United States) had an operating loss of $4.0 million for the first six months of 2005 as compared with operating income of $4.7 million for the first six months of 2004. The operating loss for the 2005 six months as compared to operating income in the 2004 period was attributable to the acquisitions of Marmot, Völkl and Marker in mid-2004. These acquired companies have higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to lower sales volume as compared to the third and fourth quarters. In addition, operating income from international operations declined due to lower sales of in-line skates and snowboards.

Interest Expense. Interest expense was $14.5 million in the first six months of 2005 as compared to $6.5 million in the year-earlier period. The increase in interest expense for 2005 was primarily attributable to higher average borrowing levels during the first six months of 2005 as compared to 2004. Borrowings on average were higher in the first six months of 2005 due to borrowings made to fund acquisitions and the seasonal working capital requirements of businesses acquired during 2004.

Income Taxes. During the first six months of 2005, the effective income tax rate was 33.2% as compared to 34.0% during the first six months of 2004. The decrease in the effective tax rate was primarily attributable to a greater percentage of income being taxed in relatively lower tax jurisdictions as a result of K2’s acquisitions completed during 2004.

Liquidity and Capital Resources

Cash Flow Activity

K2’s operating activities provided $42.3 million of cash in the first six months of 2005 as compared to $57.0 million in the first six months of 2004. The decrease in cash from operations during 2005 was primarily attributable to the decline in net income of $13.1 million and a smaller decrease in deferred taxes of $5.3 million during the first six months of 2005 as compared to 2004, partially offset by higher depreciation and amortization expenses of $4.5 million. The decline in net income during the first six months of 2005 was attributable to lower operating income and higher interest expense as compared to the first six months of 2004 as discussed above.

Net cash used for investing activities was $29.9 million in the first six months of 2005, as compared to $47.8 million of cash used for investing activities in the prior year. The decrease in cash used in investing activities during 2005 was due to $13.6 million less cash used in the purchase of businesses in the first six months of 2005 as compared to 2004, partially offset by higher capital expenditures of $3.0 million in the first six months of 2005. There were no material commitments for capital expenditures at June 30, 2005.

Net cash used in financing activities was $16.6 million in the first six months of 2005 as compared with $12.2 million of cash used in the corresponding year-ago period. The increase in cash used in financing activities during the 2005 period was due to lower proceeds received from stock option exercises of $3.7 million.

Capital Structure and Resources

K2’s principal long-term borrowing facility is a $250.0 million revolving credit facility, secured by all of K2’s assets in the United States, Canada and England. Total availability under the credit facility is determined by a borrowing formula based on eligible trade receivables and inventory and defined advance rates. The credit facility is expandable to $350.0 million and has a $100.0 million limit for the issuance of letters of credit. The credit facility expires on July 1, 2009. At June 30, 2005, there were $73.0 million of borrowings outstanding under the credit facility, $20.5 million of outstanding letter of credit issuances (consisting of $13.7 million of standby letters of credit and $6.8 million of trade letters of credit which expire over the next 12 months) and $135.1 million of available borrowing capacity. At June 30, 2005, K2 also had outstanding $25.0 million of 7.25% convertible subordinated debentures due March 2010, $75.0 million of 5.00% convertible senior debentures due June 2010 and $200.0 million of senior notes due July 2014. At June 30, 2005, K2 had $27.1 million outstanding under various foreign lending arrangements.

On March 18, 2005, K2 obtained an amendment to its credit facility allowing K2 to make up to $50.0 million in repurchases of K2 common stock provided that unused borrowing availability under the facility is at least $50.0 million after such repurchases.

On July 25, 2005, K2 also obtained an amendment to its credit facility allowing K2 to issue up to $100.0 million in unsecured notes, subject to the approval of the administrative agent, provided the issuance is completed within 365 days and the net proceeds are used to repay borrowings outstanding under the credit facility.

K2 believes that the credit available under the credit facility, together with cash flow from operations will be sufficient for K2’s business needs through June 30, 2006. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the credit facility. In addition, K2’s $200.0 million of senior notes due July 2014 and 5.00% convertible senior debentures due June 2010 place limitations on the incurrence of indebtedness by K2.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at June 30, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt (1)	$393,127	$2,830	$6,436	$101,339	$282,522
Operating leases (2)	59,881	14,377	19,133	12,031	14,340
Licensing arrangements (3)	5,054	4,322	707	25	—
Endorsement and sponsorship arrangements (4)	10,631	5,441	4,367	823	—
Pension contributions (5)	4,201	4,201	—	—	—
Amounts due related to acquisitions (6)	2,715	2,715	—	—	—

Total contractual cash obligations	$475,609	$33,886	$30,643	$114,218	$296,862

(1)	Includes principal payments contractually outstanding under K2’s lending arrangements. See Note 8 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s long-term debt obligations.

(2)	In the ordinary course of business, K2 enters into operating leases for the use of buildings, machinery and equipment. These amounts represent the contractual minimum payments due under these agreements.

(3)	In the ordinary course of business, K2 enters into licensing arrangements whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(4)	In the ordinary course of business, K2 enters into endorsement and sponsorship contracts with athletes whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(5)	These amounts include estimated contributions for K2’s pension plans. See Note 9 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s pension plans.

(6)	These amounts include payments to be made during 2005 related to K2’s completed acquisition.

Off-Balance Sheet Arrangements

K2 did not enter into any off-balance sheet arrangements during 2005 or 2004, nor did K2 have any off-balance sheet arrangements outstanding at June 30, 2005 or December 31, 2004.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” K2 assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. K2 determined there were no indicators of material impairment of long-lived assets as of June 30, 2005.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements, tradenames/trademarks and non-compete arrangements which at June 30, 2005 have weighted average useful lives of approximately 8 years, 8 years, 5 years, 7 years and 4 years, respectively.

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

In performing the fiscal 2004 annual test for the Marine and Outdoor segment, K2 assumed a sales growth rate of 5%; gross profit margins of 37%; an income tax rate of 35%; and a discount rate of 12%. For the Team Sports segment, K2 assumed a sales growth rate of 3%; gross profit margins ranging from 34% to 36%; an income tax rate of 35%; and a discount rate of 12%. For the Action Sports segment, K2 assumed a sales growth rate of 5%; gross profit margins of 34%; an income tax rate of 35%; and a discount rate of 12%. For the Apparel and Footwear segment, K2 assumed a sales growth rate of 5%; gross profit margins of 40%; an income tax rate of 35%; and a discount rate of 12%. Based on the results of the annual impairment tests, K2 determined that no impairment of goodwill existed as of December 31, 2004. However, future goodwill impairment tests could result in a charge to earnings. K2 will continue to evaluate goodwill and indefinite-lived intangibles on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 considered the recent softness in consumer demand for paintball products within its Action Sports segment and has determined that no indicators of impairment existed at June 30, 2005 with respect to certain indefinite and finite-lived intangibles. In the event consumer demand continues to remain soft for paintball products, K2 may be required to record an impairment charge in future periods related to indefinite and finite-lived intangibles within the Action Sports segment.

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

Effective August 31, 2004, the domestic pension plans (the “plans”) were amended to freeze the accrual of future benefits for almost all of the employees. This resulted in active participants no longer accruing benefits under the plans. Participants will remain eligible to receive benefits they have earned under the plans through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plans. Only a small group of about 20 employees subject to a collective bargaining agreement will continue to accrue benefits. The impact of this change to the plans on K2’s benefit costs was a one-time recognized curtailment loss of $353,000 in the 2004 third quarter. The impact on future benefit costs is the elimination of the service cost and an $8.0 million reduction of the projected benefit obligation for future pay increases. This change to the plans has further resulted in an estimated reduction in net periodic pension costs for the 2005 year of $2.8 million.

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

K2’s expected cash contribution to its plans in 2005 is $5.7 million. During the three and six months ended June 30, 2005, K2 made contributions totaling approximately $1.0 million and $1.5 million, respectively, to the plans.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the plans exceeded the fair value of the assets of the plans by $22.5 million and $15.6 million at December 31, 2004 and 2003, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholders’ equity, of $14.5 million ($9.4 million, net of taxes) at December 31, 2004. Based on this amount recorded, K2 had $22.5 million and $15.2 million, of net pension liabilities as of December 31, 2004 and 2003, respectively, consisting of $22.5 and $15.6 million, respectively, in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.4 million at December 31, 2003. As of June 30, 2005 and December 31, 2004, K2 classified $4.2 million and $5.7 million, respectively, of the pension liability as current and $16.8 million as long-term.

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

In January 2004, Rawlings was sued by a licensee in the U.S. District Court for the District of Maine in connection with a license agreement pursuant to which the licensee was granted an exclusive license to use certain Rawlings trademarks for the manufacture and sale of team and personal sporting-equipment bags. This lawsuit was later transferred to the U.S. District Court for the Eastern District of Missouri. In February 2004, Rawlings gave the licensee notice that it was terminating the license agreement and sued the licensee in the Missouri District Court, in which Rawlings alleged, among other things, that the licensee breached the license agreement by failing to use its “best efforts.” This license agreement was in place prior to the March 26, 2003 acquisition of Rawlings by K2 Inc. Accordingly, during 2004, K2 established liabilities totaling $3.5 million for the estimated probable settlement or verdict on the matter.

On April 29, 2005, a jury awarded the licensee (1) $4.1 million for a claim of lost profits for the next ten years on sales of equipment bags, plus the value of inventory of such bags (the “10-Year Lost Profits Verdict”), (2) $2.1 million for lost profits of equipment bags beginning ten years from the date of the breach of the agreement through forever (the “Speculative Profits Verdict”) and (3)

$2.5 million for K2’s alleged tortious interference with the licensee’s business expectations (the “Tortious Interference Verdict”) between Rawlings and the licensee, and the Missouri District Court ruled that the licensee was not permitted to bring certain claims to the jury. Following trial, the licensee filed a motion to recover approximately $0.6 million in attorney’s fees and costs – this motion is currently pending. Following the verdict, K2 established an additional $1.2 million in liabilities for a total of approximately $4.7 million in liabilities related to this litigation, including estimated legal fees and costs of licensee’s attorneys.

On May 19, 2005, K2 and Rawlings (the “Litigants”) have filed a motion for new trial with respect to the 10-Year Lost Profits Verdict and a motion for judgment notwithstanding the verdict with respect to the Speculative Profits Verdict and the Tortious Interference Verdict. On July 27, 2005, the Missouri District (1) denied the Litigants’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict, (2) granted the Litigants’ motion for judgment notwithstanding the verdict with respect to the $2.1 million Speculative Profits Verdict and (3) denied the Litigant’s motion for judgment notwithstanding the verdict for the $2.5 million Tortious Interference Verdict. The only matter that remains open for the Missouri District Court is the licensee’s motion for approximately $0.6 million in attorneys’ fees and costs. Accordingly, there is currently a judgment against the Litigants for approximately $6.8 million.

The Litigants intend to vigorously prosecute an appeal. K2 believes, in part based on advice and estimates from outside counsel as follows: that certain portions of the Missouri District Court’s decision are not supported by facts or law; that there are meritorious arguments to be raised during the appeals process because, among other things, a lack of evidence to support certain aspects of the verdict; and that the Litigants’ aggregate exposure, including attorney’s fees and costs of license, to be approximately $4.7 million. In connection with the appeal, the Litigants will be required by Missouri law to post bond in the amount of approximately $6.8 million. In the event that the Litigants are unsuccessful in their appeal and the amount of the judgment, including the fees and costs of attorneys for licensee, is greater than $4.7 million, or the outcome of an amount greater than $4.7 million becomes probable and estimable, K2 will be required to record an expense in the period in which the matter is finalized. However, this expense could be higher if the appeals court ruled in favor of the licensee for certain claims on which it is expected that licensee will appeal. The appeal process is expected to take one to two years.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of K2 and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry rankings relating to products; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, weather conditions, consumer spending, continued success of manufacturing in the People’s Republic of China, global economic conditions, including U.S.-Sino relations, product demand, including demand for paintball products for which there has been softness for the six months ended June 30,2005, financial market performance, foreign currency fluctuations and other risks that are described herein, including but not limited to the items described from time to time in K2’s Securities Exchange Act reports including K2’s Annual Report for the year ended December 31, 2004. K2 cautions that the foregoing list of important factors is not exclusive, any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and K2 assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

K2 is exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense.

Foreign Currency and Derivatives

K2 is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates can have on the reported results in the consolidated financial statements due to the translation of the operating results and financial position of K2’s international subsidiaries. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over annual time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At June 30, 2005, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $33.4 million.

A majority of K2’s products are either manufactured in K2’s China manufacturing facility or sourced from Chinese suppliers which requires the use of Chinese Yuan Renminbi (“Yuan”) as the form of payment for labor, raw materials, supplies, overhead, transportation and facilities costs. In July 2005, the Chinese government announced that it would let the Yuan’s value float relative to other currencies within a narrow band and increased the Yuan’s value versus the U.S. Dollar by two percent. Should the Yuan continue to strengthen against the U.S. dollar, this could have a negative impact on K2’s future results of operations in the event K2 is unable to pass on the impact of the rising costs to its customers.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected third quarter 2005 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increase materials costs would likely be partially offset by a positive impact on revenues due to K2’s sales internationally and the conversion of those international sales to U.S. dollars.

Interest Rates

K2 is also exposed to interest rate risk in connection with its borrowings under the revolving bank credit facility and term loan which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For the $100.0 million of convertible subordinated debentures, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of June 30, 2005, K2 had $300.0 million in principal amount of fixed rate debt represented by the convertible subordinated debentures and senior notes and $100.1 million of variable rate debt represented by borrowings under the revolving credit facilities and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of June 30, 2005, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.0 million on an annual basis. At June 30, 2005, up to $135.1 million of variable rate borrowings were available under K2’s $250.0 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. At June 30, 2005, K2 had no such derivative financial instruments outstanding.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Principal Executive Officer, Principal Financial Officer and Chief Operating Officer, of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer have concluded that K2’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

In addition, based on the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, the Principal Executive Officer, Principal Financial Officer and Chief Operating Officer have concluded that there have been no changes to K2’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, K2’s internal control over financial reporting.

Rawlings®, Worth®, Miken®, deBeer®, Gait™, Ten™, Hilton®, Shakespeare®, Pflueger®, Ugly Stik®, All Star™, Brass Eagle®, Viewloader®, Autococker®, Stearns®, Sospenders®, Mad Dog®, Hodgman®, K2®, Völkl ®, Ride®, Morrow®, 5150®, Liquid®, Velvet™, Recon™, Marmot®, Ex Officio®, Marker®, Planet Earth®, Adio®, Hawk® skateboard shoes, Holden™, Tubbs®, Atlas®, Little Bear®, JT® and Worr Games are protected trademarks or registered trademarks of K2 or its subsidiaries in the United States and other countries worldwide. Olin® and Buzz Off™ are trademarks licensed to K2 or its subsidiaries from third parties.

Registered and other trademarks and trade names of K2’s products are italicized in this Form 10-Q.

PART II - OTHER INFORMATION

ITEM 6	Exhibits

10(a)	Fourth Amendment to the Amended and Restated Credit Agreement dated as of July 25, 2005.

31.1	Certification of the Chief Executive Officer Pursuant Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Operating Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report on Form 8-K dated May 12, 2005, filed by the Company, under Item 1.01, Entry into a Material Definitive Agreement and Item 5.02, Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, announcing the Compensation Committee’s approval of amendments to certain vested stock option grants to Mr. Jerry E. Goldress, in connection with his retirement as a Director. Also announced was Mr. Goldress’ retirement from his position as a Director effective May 12, 2005.

Report on Form 8-K dated May 17, 2005, filed by the Company, under Item 1.01, Entry into a Material Definitive Agreement, announcing the Compensation Committee’s approval of the acceleration of the vesting of certain unvested and “out-of-the-money” stock options.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)

Date: August 5, 2005	/s/ THOMAS R. HILLEBRANDT
Thomas R. Hillebrandt
Corporate Controller (Chief Accounting Officer)