Form 10-Q
period 2005-09-30
K2 INC
filed 2005-11-09
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At October 23, 2005, there were 46,879,685 shares of Common Stock ($1.00 par value) outstanding.

PART – 1 FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(Thousands, except per share figures)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales	$340,352	$333,460	$960,068	$861,811
Cost of products sold	215,225	214,274	632,364	578,627

Gross profit	125,127	119,186	327,704	283,184
Selling expenses	57,305	56,736	170,522	140,349
General and administrative expenses	35,809	34,877	106,812	83,295

Operating income	32,013	27,573	50,370	59,540
Interest expense	7,519	7,299	22,057	13,811
Other income, net	(583)	(426)	(2,421)	(604)

Income before income taxes	25,077	20,700	30,734	46,333
Provision for income taxes	8,337	7,502	10,217	16,217

Net income	$16,740	$13,198	$20,517	$30,116

Basic earnings per share:
Net income	$0.36	$0.28	$0.44	$0.78

Diluted earnings per share:
Net income	$0.32	$0.26	$0.42	$0.69

Basic shares outstanding	46,326	46,472	46,240	38,753

Diluted shares outstanding	55,190	55,148	55,224	47,503

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Thousands, except number of shares)

	September 30 2005	December 31 2004
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$17,458	$25,633
Accounts receivable, less allowances for doubtful accounts of $15,810 (2005) and $14,895 (2004)	343,188	369,914
Inventories, net	372,803	325,125
Deferred income taxes	13,550	29,709
Prepaid expenses and other current assets	26,311	22,775

Total current assets	773,310	773,156
Property, plant and equipment	287,793	272,959
Less allowance for depreciation and amortization	147,690	131,995

	140,103	140,964
Other Assets
Goodwill	341,148	349,760
Tradenames	145,829	137,329
Other intangible assets, net	20,550	21,276
Deferred income taxes	7,507	7,506
Other	24,166	26,374

Total Assets	$1,452,613	$1,456,365

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$30,174	$31,490
Accounts payable	84,102	103,158
Income taxes payable	25,938	28,386
Accrued payroll and related	46,537	50,589
Other accruals	98,977	100,478
Current portion of long-term debt	27,670	35,074

Total current liabilities	313,398	349,175
Long-term pension liabilities	16,854	16,854
Long-term debt	281,174	250,812
Deferred income taxes	50,746	58,123
Convertible debentures	98,886	98,535
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 110,000,000 shares, issued shares - 47,642,825 in 2005 and 47,543,108 in 2004	47,643	47,543
Additional paid-in capital	503,230	502,322
Retained earnings	167,075	146,558
Treasury shares at cost, 750,167 shares in 2005 and 747,234 in 2004	(9,154)	(9,107)
Accumulated other comprehensive loss	(17,239)	(4,450)

Total Shareholders’ Equity	691,555	682,866

Total Liabilities and Shareholders’ Equity	$1,452,613	$1,456,365

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Thousands)

	Nine Months
	Ended September 30
	2005	2004
Operating Activities
Net Income	$20,517	$30,116
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	26,900	19,879
Deferred taxes	8,731	13,343
Changes in current assets and current liabilities	(50,075)	(46,066)

Net cash provided by operating activities	6,073	17,272
Investing Activities
Property, plant & equipment expenditures	(29,086)	(24,242)
Disposals of property, plant & equipment	4,769	381
Purchase of business, net of cash acquired	(17,184)	(113,467)
Other items, net	4,785	(1,474)

Net cash used in investing activities	(36,716)	(138,802)
Financing Activities
Issuance of senior notes	—	200,000
Borrowings under long-term debt	783,500	479,015
Payments of long-term debt	(760,191)	(615,069)
Net decrease in short-term bank loans	(1,316)	(15,956)
Net proceeds from equity issuance	—	93,740
Debt issuance costs	—	(8,353)
Exercise of stock options	475	4,093

Net cash provided by financing activities	22,468	137,470

Net (decrease) increase in cash and cash equivalents	(8,175)	15,940
Cash and cash equivalents at beginning of year	25,633	21,256

Cash and cash equivalents at end of period	$17,458	$37,196

K2 adjusted the “Property, plant & equipment expenditures” and “Other items, net” amounts for the nine months ended September 30, 2005 by approximately $2.7 million, which were set forth in K2’s earnings release filed with the SEC on its Current Report on Form 8-K on October 19, 2005.

See notes to consolidated condensed financial statements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2005

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

September 30, 2005

NOTE 2 – Recent Accounting Pronouncements (Continued)

determine the transition method to use, the timing of adoption and the impact any change in valuation models might have.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing long-lived non-financial assets be accounted for as a change in estimate effected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. K2 believes that implementing SFAS No. 154 should not have a material impact on its financial position and results of operations.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 3 – Stock Based Compensation

K2 currently applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. K2 has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had compensation cost been determined based upon the fair value at the grant date for K2’s stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income and pro forma net income per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Thousands, except per share data, percentage data and expected life)
Net income as reported	$16,740	$13,198	$20,517	$30,116
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	224	529	9,754	1,616

Net income, adjusted	$16,516	$12,669	$10,763	$28,500

Earnings per share:
Basic - as reported	$0.36	$0.28	$0.44	$0.78
Basic - pro forma	$0.36	$0.27	$0.23	$0.74
Diluted - as reported	$0.32	$0.26	$0.42	$0.69
Diluted - pro forma	$0.32	$0.25	$0.25	$0.66
Risk free interest rate	2.63%	3.55%	3.60%	3.55%
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	50.4%	43.3%	40.9%	43.3%
Expected dividend yield	—	—	—	—

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 3 – Stock Based Compensation (Continued)

On May 17, 2005, the Compensation Committee of the Board of Directors of K2 approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers under the K2 stock option plans. An option was considered “out-of-the-money” if the stated exercise price was greater than $11.94 per share, the closing price of K2’s common stock on May 17, 2005, which was the last trading day before approval of the acceleration. Outstanding unvested options that had an exercise price equal to or less than $11.94 on May 17, 2005, will continue to vest under the terms of the original option agreements. As a result of this action, options to purchase approximately 2.1 million shares of K2’s common stock that would otherwise have vested over the next three years became fully vested. The options have a range of exercise prices of $12.51 to $14.30 and a weighted average exercise price of $13.14. Options held by non-employee directors were not affected. In addition, the Compensation Committee imposed a holding period that will require that all affected executive officers of the Company not sell shares acquired through the exercise of an accelerated option (other than shares needed to cover the exercise price and satisfying withholding taxes) prior to the earlier of the date on which exercise would have been permitted under the options’ original vesting terms or, if earlier, the executive officer’s last day of employment.

The decision to accelerate the vesting of these options was made to reduce future compensation expense that is expected to be recorded in conjunction with K2’s adoption of SFAS No. 123 (Revised). The incremental expense associated with the acceleration of the options is included in the pro forma disclosures above for the nine months ended September 30, 2005.

NOTE 4 – Inventories

The components of inventories consisted of the following:

(Unaudited)

	September 30 2005	December 31 2004
	(Thousands)
Finished goods	$282,452	$237,162
Work in process	17,897	15,389
Raw materials	72,454	72,574

	$372,803	$325,125

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

Note 5 – Acquisitions

During the 2005 second quarter, K2 completed the acquisition of substantially all of the assets of Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders, and JRC Products Limited, a business engaged in the design, selling and distribution of fishing tackle products. The purchase price for these assets was paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the applicable acquisition.

Those two transactions completed during the 2005 second quarter were accounted for under the purchase method of accounting, and accordingly the purchased assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The combined purchase price allocation for the two acquisitions resulted in an excess of the purchase price over net tangible assets acquired of approximately $7.0 million.

The excess amounts of the two transactions were allocated to intangible assets with finite and indefinite lives including: customer relationships and patents of $0.1 million with an average life of 2.0 years; tradenames with an indefinite life not subject to amortization of $2.9 million; and goodwill not subject to amortization of $4.0 million.

At September 30, 2005, there was approximately $8.7 million of cash and 536,536 shares of K2 common stock held in escrow or due for payment relating to certain acquisitions. The cash and shares will be released from escrow during 2005 through 2008 subject to final agreement between K2 and the selling parties. The cash and shares in escrow as well as future cash payments due have been reflected in the purchase price of the related acquisitions. Shares held in escrow are reflected in the calculation of diluted earnings per share for the periods presented.

During 2004, K2 completed nine acquisitions, including the acquisitions of Fotoball USA, Inc. (later renamed K2 Licensed Products, Inc.) on January 23, 2004, Ex Officio on May 12, 2004, Marmot on June 30, 2004 and Völkl and Marker on July 7, 2004 as well as five smaller acquisitions.

The unaudited consolidated condensed statements of income for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 include the operating results of each of the businesses acquired in 2004, however the 2004 nine month results include less than a full nine months of results of K2 Licensed Products, which was acquired by K2 on January 23, 2004, Worr Game Products and IPI, both of which were acquired by K2 on April 19, 2004, Ex Officio, which was acquired by K2 on May 12, 2004, Marmot, which was acquired by K2 on June 30, 2004 and Völkl and Marker, both of which were acquired on July 7, 2004.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

Note 5 – Acquisitions (Continued)

The following summarized unaudited pro forma information of K2 assumes the acquisitions of Marmot and Völkl and Marker had occurred as of January 1, 2004, the earliest date for which information is presented below. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates, or of results which may occur in the future. Pro forma results of operations of K2’s other acquisitions completed during 2004 and 2005 have not been presented because the effects of these additional acquisitions were not material on either an individual basis or aggregate basis to K2’s consolidated results of operations.

Pro Forma Information (Unaudited)

(Thousands, except per share amounts)

	Nine Months Ended September 30
	2005	2004
Net sales	$960,068	$919,861
Operating income	50,370	44,107
Net income	20,517	18,144
Diluted earnings per share	$0.42	$0.40

Pursuant to the acquisitions made by K2 during 2005, 2004 and 2003, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $0.6 million, $11.0 million and $5.1 million, during 2005, 2004 and 2003, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2005, 2004 or 2003.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

Note 5 – Acquisitions (Continued)

The following table summarizes the activity in 2004 and 2005:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Balance at December 31, 2003	$2,411	$816	$3,227	$1,203	$4,430
Reserves established in conjunction with acquisitions	6,968	40	7,008	4,034	11,042
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(974)	—	(974)	—	(974)
Utilized in 2004:	(1,415)	(488)	(1,903)	(40)	(1,943)

Balance at December 31, 2004	6,990	368	7,358	5,197	12,555
Reserves established in conjunction with acquisitions	205	—	205	418	623
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(994)	—	(994)	(1,273)	(2,267)
Utilized in 2005:	(2,629)	(143)	(2,772)	(1,242)	(4,014)

Balance at September 30, 2005	$3,572	$225	$3,797	$3,100	$6,897

K2 believes that the remaining reserves for restructuring are adequate to complete its restructuring and exit plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 6 – Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following:

	Weighted Average Useful Life	September 30, 2005			December 31, 2004
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
		(Thousands)
Intangibles subject to amortization:
Patents	7.9 years	$15,756	$4,355	$11,401	$14,142	$3,161	$10,981
Customer contracts/relationships	8.2 years	8,215	2,409	5,806	8,139	1,488	6,651
Licensing agreements	7.4 years	2,795	1,234	1,561	2,795	868	1,927
Trademarks	7.1 years	955	241	714	955	128	827
Non-compete agreements	4.1 years	1,572	553	1,019	1,347	212	1,135
Order backlog and other	0.2 years	1,560	1,511	49	1,040	1,285	(245)

		30,853	10,303	20,550	28,418	7,142	21,276
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor		3,252	—	3,252	352	—	352
Team sports		39,287	—	39,287	33,687	—	33,687
Action sports		81,690	—	81,690	81,690	—	81,690
Apparel and Footwear		21,600	—	21,600	21,600	—	21,600
Goodwill
Marine and Outdoor		26,553	—	26,553	22,853	—	22,853
Team sports		80,220	—	80,220	88,722	—	88,722
Action sports		152,474	—	152,474	156,211	—	156,211
Apparel and Footwear		81,901	—	81,901	81,974	—	81,974

		486,977	—	486,977	487,089	—	487,089
Total intangibles and goodwill		$517,830	$10,303	$507,527	$515,507	$7,142	$508,365

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 6 – Intangible Assets and Goodwill (Continued)

The table below shows the activity in intangibles subject to and not subject to amortization for the nine months ended September 30, 2005, including the purchase price allocations completed by K2 during 2005 relating to the acquisitions completed by K2 in the 2005 second quarter and 2004 fourth quarter, respectively. The final purchase price allocations were based on independent third party valuations.

	December 31, 2004 Net Book Value	Purchase Price Allocations (a)	Other Activity (b)	Amortization	September 30, 2005 Net Book Value
	(Thousands)
Intangibles subject to amortization:
Patents	$10,981	$453	$1,161	$(1,194)	$11,401
Customer contracts/relationships	6,651	76	—	(921)	5,806
Licensing agreements	1,927	—	—	(366)	1,561
Trademarks	827	—	—	(113)	714
Non-compete agreements	1,135	225	—	(341)	1,019
Order backlog and other	(245)	520	—	(226)	49

	21,276	1,274	1,161	(3,161)	20,550
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor	352	2,900	—	—	3,252
Team Sports	33,687	5,600	—	—	39,287
Action Sports	81,690	—		—	81,690
Apparel and Footwear	21,600	—	—	—	21,600
Goodwill
Marine and Outdoor	22,853	3,878	(178)	—	26,553
Team Sports	88,722	(6,497)	(2,005)	—	80,220
Action Sports	156,211	—	(3,737)	—	152,474
Apparel and Footwear	81,974	—	(73)	—	81,901

	487,089	5,881	(5,993)	—	486,977
Total intangibles and goodwill	$508,365	$7,155	$(4,832)	$(3,161)	$507,527

(a)	Amounts in this column represent the allocation of purchase price to intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and adjustments to the preliminary purchase price allocations upon finalization of the allocations to the SFAS No. 141 analysis.

(b)	Amounts in this column represent either additions to intangibles not related to purchased intangibles or a reduction in the reserves established upon acquisition in accordance with SFAS No. 141.

Amortization expense for intangibles subject to amortization was approximately $3.2 million for the nine months ended September 30, 2005. Amortization expense of purchased intangible assets subject to amortization is estimated to be approximately $3.9 million during fiscal year ending 2005, $3.6 million during 2006, $3.4 million during 2007, $3.2 million during 2008 and $2.0 million during 2009.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 6 – Intangible Assets and Goodwill (Continued)

Based on the results of the annual impairment tests, K2 had determined that no impairment of goodwill or intangible assets with indefinite lives existed as of December 31, 2004. Due to the recent softness in consumer demand for paintball products within its Action Sports segment, K2 performed an interim test of impairment for the indefinite lived asset associated with the Brass Eagle trademark. K2’s analysis indicated that the fair value exceeds the carrying value and, therefore, no impairment existed at September 30, 2005. In performing the interim test, K2 assumed a sales growth rate of 5%; an income tax rate of 35% and a discount factor of 12%. In the event consumer demand continues to remain soft for paintball products, K2 may be required to record an impairment charge in future periods related to indefinite and finite-lived intangibles within the Action Sports segment. There were no additional indicators of possible impairment present during the nine months ended September 30, 2005. However, future indicators or impairment tests of goodwill and intangible assets with finite and indefinite lives could result in a charge to earnings. K2 will continue to evaluate goodwill and intangible assets with indefinite lives on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

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

The following activity related to product warranty liabilities:

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Thousands)	2005	2004	2005	2004
Beginning Balance	$9,373	$6,465	$9,691	$5,526
Charged to costs and expenses	2,348	2,312	7,002	5,429
Increase to reserve resulting from acquisitions	—	2,008	—	2,333
Amounts charged to reserve	(2,368)	(2,033)	(7,340)	(4,536)

Ending Balance	$9,353	$8,752	$9,353	$8,752

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 8 – Borrowings and Other Financial Instruments

At September 30, 2005, K2’s principal long-term borrowing facility was a five-year, $250.0 million revolving Credit Facility (“Facility”) expiring on July 1, 2009 with several banks and other financial institutions. The Facility is expandable to $350.0 million subject to certain conditions. The Facility has a $100.0 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, but as of September 30, 2005 bear a rate equal to the prime rate, or a LIBOR interest rate plus 2.00%, and the Facility had an unused commitment fee of 0.375% per year. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

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

At September 30, 2005, borrowings of $88.6 million were outstanding under the Facility bearing an average interest rate of 5.73%. At September 30, 2005, there were also letters of credit outstanding under the Facility of $12.8 million (consisting of $10.8 million of standby letters of credit and $2.0 million of trade letters of credit expiring over the next 12 months). K2 has classified $25.0 million of seasonal borrowings outstanding under the Facility at September 30, 2005 as current. Pursuant to the terms of the Facility, an additional $144.8 million was available for borrowing at September 30, 2005.

At September 30, 2005, K2 also had $25.0 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the noteholders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.14 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (the “Warrants”). K2 assigned a total fair market value of $2.3 million to the Warrants.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 8 – Borrowings and Other Financial Instruments (Continued)

At September 30, 2005, the aggregate unamortized fair market value of $1.1 million is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

At September 30, 2005, K2 also had $75.0 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.14 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At September 30, 2005, K2 also had $200.0 million of 7.375% senior, unsecured notes (“Senior Notes”) due July 1, 2014. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

At September 30, 2005, K2 also had $50.4 million outstanding under various foreign lending arrangements.

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

Effective August 31, 2004, the domestic pension plans (the “plans”) were amended to freeze the accrual of future benefits for almost all of the employees. This resulted in active participants no longer accruing benefits under the plans. Participants will remain eligible to receive benefits they have earned under the plans through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plans. Only a small group of about 20 employees subject to a collective bargaining agreement will continue to accrue a benefit. The impact of this plan change on K2’s benefit costs is a one-time recognized curtailment loss of $0.4 million in the 2004 third

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 9 – Pension Plans (Continued)

quarter. The impact on future benefit costs is the elimination of the service cost and an $8.0 million reduction of the projected benefit obligation for future pay increases. This plan change has further resulted in an estimated reduction in net periodic pension costs for the 2005 year of $2.8 million.

The components of net periodic pension cost consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(Thousands)	2005	2004	2005	2004
Service cost	$25	$450	$75	$1,350
Interest cost	1,010	1,030	3,030	3,090
Expected return on assets	(1,034)	(910)	(3,102)	(2,730)
Amortization of:
Prior service cost	—	15	—	45
Actuarial loss	162	135	486	405

Total net periodic benefit cost	$163	$720	$489	$2,160

The decline in the net periodic benefit cost for the three and nine months ended September 30, 2005 as compared to September 30, 2004 is due to K2 freezing its plans effective August 31, 2004. K2’s expected cash contribution to its plans in 2005 is $4.9 million. During the three and nine months ended September 30, 2005, K2 made contributions totaling approximately $3.1 million and $4.6 million, respectively, to the plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 10 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2004	$7,143	$(10,525)	$(1,068)	$(4,450)
Currency translation adjustment	(13,591)	—	—	(13,591)
Reclassification adjustment for amounts recognized in cost of sales	—	—	492	492
Change in fair value of derivatives, net of $155 in taxes	—	—	310	310

Balance at September 30, 2005	$(6,448)	$(10,525)	$(266)	$(17,239)

Total comprehensive income was $15.7 million and $15.9 million for the three months ended September 30, 2005 and 2004, respectively. Total comprehensive income was $7.7 million and $33.2 million for the nine months ended September 30, 2005 and 2004, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the above table. The currency translation loss for the nine months ended September 30, 2005 is the result of the strengthening of the U.S. dollar against foreign currencies during the period, including the Euro, Japanese Yen and British Pound Sterling.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

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

Options to purchase 4,403,109 and 4,596,928 shares of common stock were outstanding at September 30, 2005 and 2004, respectively. At September 30, 2005, there were also 192,000 unvested and 38,000 vested restricted stock awards outstanding and 536,536 shares held in escrow relating to certain acquisitions. At September 30, 2005 and 2004, shares of common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,742 and warrants to purchase 767,589 of shares of common stock were outstanding.

For the three months ended September 30, 2005 and 2004, approximately 2,024,000 and 448,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the three months ended September 30, 2005, approximately 162,000 warrants were also excluded as their inclusion would have been antidilutive. For the three months ended September 30, 2005 and 2004, 539,874 and 179,975 shares of K2 common stock held in escrow, respectively, were included in the calculation of diluted earnings per share.

For the nine months ended September 30, 2005 and 2004, approximately 1,621,000 and 428,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the three months ended September 30, 2005, 108,000 warrants were also excluded as their inclusion would have been antidilutive. For the nine months ended September 30, 2005 and 2004, 590,794 and 139,396 shares of K2 common stock held in escrow, respectively, were included in the calculation of diluted earnings per share.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 11 – Earnings Per Share Data (Continued)

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted EPS as well as the calculation of diluted EPS for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	46,326	46,472	46,240	38,753
Assumed conversion of dilutive stock options, restricted stock awards, warrants and shares in escrow	1,061	873	1,181	947
Assumed conversion of subordinated debentures	7,803	7,803	7,803	7,803

Diluted average common shares outstanding	55,190	55,148	55,224	47,503

Calculation of diluted earnings per share:
Net income	$16,740	$13,198	$20,517	$30,116
Add: interest component on assumed conversion of subordinated debentures, net of taxes	928	887	2,785	2,712

Net income, adjusted	$17,668	$14,085	$23,302	$32,828
Diluted earnings per share (a)	$0.32	$0.26	$0.42	$0.69

(a)	Diluted earnings per share is calculated by dividing net income, adjusted, by diluted

NOTE 12 – Segment Information

As a result of recent acquisitions, beginning in the 2004 third quarter, K2 reclassified its business into the following four segments based on similar product types and distribution channels: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 12 – Segment Information (Continued)

The segment information for the 2004 period has been restated to reflect these reclassifications.

The segment information presented below is for the three months ended September 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2005	2004	2005	2004	2005	2004
	(Millions)
Marine and Outdoor	$79.1	$68.2	$44.4	$38.7	$8.5	$6.7
Team Sports	45.8	40.1	—	—	(4.9)	(5.2)
Action Sports	163.2	180.1	3.4	2.9	25.0	23.2
Apparel and Footwear	52.3	45.1	1.1	0.5	6.4	6.1

Total segment data	$340.4	$333.5	$48.9	$42.1	35.0	30.8

Corporate expenses, net					(2.4)	(2.8)
Interest expense					(7.5)	(7.3)

Income before provision for income taxes					$25.1	$20.7

The segment information presented below is for the nine months ended September 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2005	2004 (a)	2005	2004 (a)	2005	2004 (a)
	(Millions)
Marine and Outdoor	$321.9	$274.8	$114.3	$88.0	$44.7	$38.4
Team Sports	206.7	195.9	—	—	5.7	5.1
Action Sports	308.7	324.3	8.4	2.9	1.8	17.6
Apparel and Footwear	122.8	66.8	2.1	0.9	10.3	8.2

Total segment data	$960.1	$861.8	$124.8	$91.8	62.5	69.3

Corporate expenses, net					(9.7)	(9.2)
Interest expense					(22.1)	(13.8)

Income before provision for income taxes					$30.7	$46.3

(a)	Results for the nine months ended September 30, 2004 include less than a full nine months of results of K2 Licensed Products, which was acquired by K2 on January 23, 2004, Worr Game Products and IPI, both of which were acquired by K2 on April 19, 2004, Ex Officio, which was acquired by K2 on May 12, 2004, Marmot, which was acquired by K2 on June 30, 2004 and Völkl and Marker, both of which were acquired on July 7, 2004.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 13 – Contingencies

Certain of K2’s products are used in relatively high risk recreational settings and from time to time K2 is named as a defendant in lawsuits asserting product liability claims relating to its sporting goods products. To date, none of these lawsuits has had a material adverse effect on K2, and K2 does not expect any lawsuit now pending to have such an effect. K2 maintains product liability, general liability and excess liability insurance coverage. No assurances can be given such that insurance will continue to be available at an acceptable cost to K2 or such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At September 30, 2005 and December 31, 2004, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimate is based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in ongoing discussions with the EPA or other environmental agencies. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration reserves provided, management does not believe these matters will have a material adverse effect on K2’s financial statements.

In January 2004, Rawlings was sued by a licensee in the U.S. District Court for the District of Maine in connection with a license agreement pursuant to which the licensee was granted an exclusive license to use certain Rawlings trademarks for the manufacture and sale of team and personal sporting-equipment bags – this lawsuit was later transferred to the U.S. District Court for the Eastern District of Missouri. In February 2004, Rawlings gave the licensee notice that it was terminating the license agreement and sued the licensee in the Missouri District Court, in which Rawlings alleged, among other things, that the licensee breached the license agreement by failing to use its “best efforts”. This license agreement was in place prior to the March 26, 2003 acquisition of Rawlings by K2. Accordingly, during 2004, K2 established liabilities totaling $3.5 million for the estimated probable settlement or verdict on the matter.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 13 – Contingencies (Continued)

On April 29, 2005, a jury awarded the licensee (1) $4.1 million for a claim of lost profits for the next ten years on sales of equipment bags, plus the value of inventory of such bags (the “10-Year Lost Profits Verdict”), (2) $2.1 million for lost profits of equipment bags beginning ten years from the date of the breach of the agreement through forever (the “Speculative Profits Verdict”) and (3) $2.5 million for K2’s alleged tortious interference with the licensee’s business expectations (the “Tortious Interference Verdict”) between Rawlings and the licensee. The Missouri District Court ruled that the licensee was not permitted to bring certain claims to the jury. Following trial, the licensee filed a motion to recover approximately $0.6 million in attorney’s fees and costs – this motion is currently pending. Following the verdict, K2 established in the second quarter 2005 an additional $1.2 million in liabilities for a total of approximately $4.7 million in liabilities related to this litigation, including estimated legal fees and costs of licensee’s attorneys.

On May 19, 2005, K2 and Rawlings, as the case may be, have filed a motion for new trial with respect to the 10-Year Lost Profits Verdict and a motion for judgment notwithstanding the verdict with respect to the Speculative Profits Verdict and the Tortious Interference Verdict. On July 27, 2005, the Missouri District (1) denied Rawlings’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict, (2) granted Rawlings’ motion for judgment notwithstanding the verdict with respect to the $2.1 million Speculative Profits Verdict and (3) denied K2’s motion for judgment notwithstanding the verdict for the $2.5 million Tortious Interference Verdict. The only matter that remains open for the Missouri District Court is the licensee’s motion for approximately $0.6 million for its attorneys’ fees and costs. Accordingly, there is currently a judgment against K2 and Rawlings for approximately $6.8 million.

K2 intends to vigorously prosecute an appeal. K2 believes, in part based on advice and estimates from outside counsel as follows: that certain portions of the Missouri District Court’s decision are not supported by facts or law; that there are meritorious arguments to be raised during the appeals process because of, among other things, a lack of evidence to support certain aspects of the verdict; and that K2’s aggregate exposure including attorney’s fees and costs of license is approximately $4.7 million. In connection with its appeal, K2 will be required by Missouri law to post bond in the amount of approximately $6.8 million. In the event that K2 and Rawlings are unsuccessful in their appeal and the amount of the judgment, including the fees and costs of attorneys for the licensee, is greater than $4.7 million, or the outcome of a total liability greater than $4.7 million becomes probable and estimable, K2 will be required to record an expense in the period in which the matter is finalized. However, this expense could be higher if the appeals court rules in favor of the licensee for certain claims on which it is expected that licensee will appeal. The appeal process is expected to take one to two years.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 13 – Contingencies (Continued)

In connection with K2’s acquisition of substantially all of the assets of Miken Composites, LLC, a business engaged in the design, selling and distribution of composite softball bats and softball-related products and accessories in the fourth quarter 2004, K2 assumed the post-litigation damages related to a patent lawsuit in the U.S. District Court for the District of Minnesota. In this patent lawsuit, Miken Composites, L.L.C. v. Wilson Sporting Goods Co., Miken commenced an action in April 2002 seeking a declaration that a line of softball bats manufactured by Miken does not infringe a particular patent owned by Wilson. In response, Wilson counterclaimed seeking to enjoin Miken from continuing to manufacture certain bats and seeks damages for all past alleged infringements of its patent.

In July 2004, the Minnesota Court issued an order interpreting certain of Wilson’s claims concerning its patent, and this interpretation appears to be favorable to K2 and Miken. And, based on this favorable ruling, Miken moved for summary judgment, on which the Minnesota Court still has not ruled. Then, on March 17, 2005, the Minnesota District Court entered an order to stay the patent case pending resolution of a related appeal in federal court of Wilson Sporting Goods Co. v. Hillerich & Bradsby Co. This case involves similar patent issues as those in Miken Composites, L.L.C. v. Wilson Sporting Goods Co.

Each of K2 and Miken has denied all material allegations and asserted various affirmative defenses in respect of Wilson’s counterclaims. The resolution of this matter will depend primarily upon contested facts, and cannot be accurately predicted. Although each of K2 and Miken believes that it has significant defenses to Wilson’s counterclaims, in the event that K2 and Miken are unsuccessful in the declaratory judgment and counterclaim actions, K2 will be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable. The litigation process for this case, including any appeals, is estimated to be an additional two to three years.

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

September 30, 2005

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

Condensed Consolidating Statements of Income (Unaudited)

(Thousands)

	Three Months Ended September 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$11	$239,258	$149,985	$(48,902)	$340,352
Cost of products sold	628	157,974	106,193	(49,570)	215,225

Gross profit	(617)	81,284	43,792	668	125,127
Selling expenses	(976)	41,183	17,098	—	57,305
General and administrative expenses	9,677	17,984	8,148	—	35,809

Operating income (loss)	(9,318)	22,117	18,546	668	32,013
Income in consolidated subsidiaries	32,843	—	—	(32,843)	—
Other expense (income), net	2	(796)	211	—	(583)
Interest expense (income)	6,783	(525)	1,261	—	7,519

Income (loss) before income taxes	16,740	23,438	17,074	(32,175)	25,077
Income taxes (benefit)	—	4,669	3,668	—	8,337

Net income (loss)	$16,740	$18,769	$13,406	$(32,175)	$16,740

	Three Months Ended September 30, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$211,392	$164,179	$(42,111)	$333,460
Cost of products sold	—	138,863	116,634	(41,223)	214,274

Gross profit	—	72,529	47,545	(888)	119,186
Selling expenses	581	36,818	19,392	(55)	56,736
General and administrative expenses	6,578	19,527	9,128	(356)	34,877

Operating income (loss)	(7,159)	16,184	19,025	(477)	27,573
Income in consolidated subsidiaries	26,280	—	—	(26,280)	—
Other expense (income), net	—	(1,162)	433	303	(426)
Interest expense	5,923	59	1,310	7	7,299

Income (loss) before income taxes	13,198	17,287	17,282	(27,067)	20,700
Income taxes (benefit)	—	4,726	2,776	—	7,502

Net income (loss)	$13,198	$12,561	$14,506	$(27,067)	$13,198

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Income (Unaudited) - Continued

(Thousands)

	Nine Months Ended September 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$11	$731,917	$352,982	$(124,842)	$960,068
Cost of products sold	628	492,093	262,132	(122,489)	632,364

Gross profit	(617)	239,824	90,850	(2,353)	327,704
Selling expenses	121	120,697	49,704	—	170,522
General and administrative expenses	24,798	58,684	23,330	—	106,812

Operating income (loss)	(25,536)	60,443	17,816	(2,353)	50,370
Income in consolidated subsidiaries	64,458	—	—	(64,458)	—
Other income, net	(819)	(1,473)	(129)	—	(2,421)
Interest expense (income)	19,224	(323)	3,156	—	22,057

Income (loss) before income taxes	20,517	62,239	14,789	(66,811)	30,734
Income taxes	—	5,722	4,495	—	10,217

Net income (loss)	$20,517	$56,517	$10,294	$(66,811)	$20,517

	Nine Months Ended September 30, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$640,638	$313,011	$(91,838)	$861,811
Cost of products sold	—	435,047	234,541	(90,961)	578,627

Gross profit	—	205,591	78,470	(877)	283,184
Selling expenses	1,184	101,965	37,344	(144)	140,349
General and administrative expenses	16,977	52,294	16,747	(2,723)	83,295

Operating income (loss)	(18,161)	51,332	24,379	1,990	59,540
Income in consolidated subsidiaries	60,487	—	—	(60,487)	—
Other expense (income), net	—	(3,764)	117	3,043	(604)
Interest expense	12,210	142	1,453	6	13,811

Income (loss) before income taxes	30,116	54,954	22,809	(61,546)	46,333
Income taxes (benefit)	—	10,217	6,000	—	16,217

Net income (loss)	$30,116	$44,737	$16,809	$(61,546)	$30,116

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

(Thousands)

	As of September 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$5,077	$1,573	$10,808	$—	$17,458
Accounts receivable, net	78,047	238,018	179,478	(152,355)	343,188
Inventories, net	175	250,341	127,718	(5,431)	372,803
Deferred income taxes	23,006	—	(9,456)	—	13,550
Prepaid expenses and other current assets	841	6,888	18,582	—	26,311

Total current assets	107,146	496,820	327,130	(157,786)	773,310
Property, plant and equipment	13,129	159,397	115,267	—	287,793
Less allowance for depreciation and amortization	1,272	101,250	45,168	—	147,690

	11,857	58,147	70,099	—	140,103
Intangible assets, net	426,958	14,908	65,661	—	507,527
Deferred income taxes	7,507	—	—	—	7,507
Investment in subsidiaries	881,248	—	—	(881,248)	—
Other	18,968	(32)	5,105	125	24,166

Total Assets	$1,453,684	$569,843	$467,995	$(1,038,909)	$1,452,613

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$30,174	$—	$30,174
Accounts payable	1,975	90,306	86,410	(94,589)	84,102
Accrued liabilities	60,465	63,980	45,374	1,633	171,452
Current portion of long-term debt	25,000	—	2,670	—	27,670

Total current liabilities	87,440	154,286	164,628	(92,956)	313,398
Long-term pension liabilities	16,854	—	—	—	16,854
Long-term debt	263,596	—	17,578	—	281,174
Deferred income taxes	50,746	—	—	—	50,746
Advances (to) from affiliates. net	244,607	(242,634)	62,732	(64,705)	—
Convertible subordinated debentures	98,886	—	—	—	98,886
Interdivisional equity	—	658,191	223,057	(881,248)	—
Shareholders’ Equity	691,555	—	—	—	691,555

Total Liabilities and Shareholders’ Equity	$1,453,684	$569,843	$467,995	$(1,038,909)	$1,452,613

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

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

September 30, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	Nine Months Ended September 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(50,631)	$61,710	$11,791	$(2,353)	$20,517
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of operating division	—	100	—	—	100
Depreciation and amortization	5,665	9,805	11,430	—	26,900
Deferred taxes	3,661	(6,111)	11,181	—	8,731
Changes in current assets and current liabilities	(23,352)	(32,551)	(31,421)	37,149	(50,175)

Net cash provided by (used in) operating activities	(64,657)	32,953	2,981	34,796	6,073
Investing Activities
Property, plant & equipment expenditures	(2,036)	(14,873)	(12,177)	—	(29,086)
Disposals of property, plant & equipment	88	4,369	312	—	4,769
Purchase of businesses, net of cash acquired	(17,184)	—	—	—	(17,184)
Other items, net	127,255	186,060	4,670	(313,200)	4,785

Net cash provided by (used in) investing activities	108,123	175,556	(7,195)	(313,200)	(36,716)
Financing Activities					—
Borrowings (payments) under long-term debt, net	28,756	(2,045)	(3,402)	—	23,309
Net decrease in short-term bank loans	—	—	(1,316)	—	(1,316)
Proceeds received from exercise of stock options	475	—	—	—	475

Net cash provided by (used in) financing activities	29,231	(2,045)	(4,718)	—	22,468
(Increase) decrease in investment in subsidiaries	(320,428)	—	—	320,428	—
Advances (to) from affiliates	249,641	(209,989)	2,372	(42,024)	—

Net increase (decrease) in cash and cash equivalents	1,910	(3,525)	(6,560)	—	(8,175)
Cash and cash equivalents at beginning of year	3,167	5,098	17,368	—	25,633

Cash and cash equivalents at end of period	$5,077	$1,573	$10,808	$—	$17,458

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

September 30, 2005

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	Nine Months Ended September 30, 2004
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$(21,164)	$52,600	$(261)	$(1,059)	$30,116
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,283	11,131	4,465	—	19,879
Deferred taxes	2,132	(1,672)	1,929	10,954	13,343
Changes in current assets and current liabilities	773	(47,981)	(40,946)	42,088	(46,066)

Net cash provided by operating activities	(13,976)	14,078	(34,813)	51,983	17,272
Investing Activities
Property, plant & equipment expenditures	(890)	(9,195)	(15,641)	1,484	(24,242)
Disposals of property, plant & equipment	—	1,753	112	(1,484)	381
Purchase of businesses, net of cash acquired	(113,467)	—	—	—	(113,467)
Other items, net	28,677	9,418	18,306	(57,875)	(1,474)

Net cash provided by (used in) investing activities	(85,680)	1,976	2,777	(57,875)	(138,802)
Financing Activities
Issuance of senior notes	200,000	—	—	—	200,000
Borrowings (payments) under long-term debt, net	(97,749)	(910)	(37,408)	13	(136,054)
Net decrease in short-term bank loans	—	—	(16,041)	85	(15,956)
Net proceeds from equity issuance	93,740	—	—	—	93,740
Debt issuance costs	(8,353)	—	—	—	(8,353)
Proceeds received from exercise of stock options	4,093	—	—	—	4,093

Net cash provided by (used in) financing activities	191,731	(910)	(53,449)	98	137,470
(Increase) decrease in investment in subsidiaries	(76,938)	8	—	76,930	—
Advances (to) from affiliates	(2,017)	(15,078)	82,462	(65,367)	—

Net increase (decrease) in cash and cash equivalents	13,120	74	(3,023)	5,769	15,940
Cash and cash equivalents at beginning of year	2,681	2,371	16,204	—	21,256

Cash and cash equivalents at end of period	$15,801	$2,445	$13,181	$5,769	$37,196

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

K2 Inc. (“K2”) is a premier, branded consumer products company with a portfolio of leading brands including Shakespeare, Pflueger and Stearns in the Marine and Outdoor segment; Rawlings, Worth and K2 Licensed Products in the Team Sports segment; K2, Völkl, Marker, Ride and Brass Eagle in the Action Sports segment; and Adio, Marmot and Ex Officio in the Apparel and Footwear segment. K2’s diversified mix of products is used primarily in team and individual sports activities such as fishing, watersports activities, baseball, softball, alpine skiing, snowboarding and in-line skating.

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

The Marine and Outdoor segment represented $321.9 million, or 33.5%, of K2’s 2005 nine months consolidated net sales; the Action Sports segment represented $308.7 million, or 32.2% of 2005 nine months consolidated net sales; the Team Sports segment had net sales of $206.7 million, or 21.5% of 2005 nine months consolidated net sales; and the Apparel and Footwear segment had net sales of $122.8 million, or 12.8% of 2005 nine months consolidated net sales.

Acquisitions. The consolidated condensed statements of income for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 include the operating results of each of the businesses acquired in 2004, however the 2004 nine month results include less than a full nine months of results of K2 Licensed Products, which was acquired by K2 on January 23, 2004, Worr Game Products and IPI, both of which were acquired by K2 on April 19, 2004, Ex Officio, which was acquired by K2 on May 12, 2004, Marmot, which was acquired by K2 on June 30, 2004 and Völkl and Marker, both of which were acquired on July 7, 2004. Net sales from acquisitions completed by K2 on or subsequent to September 30, 2004 accounted for $10.9 million and $23.7 million of net sales for the three and nine months ended September 30, 2005, respectively. Net sales for the period from January 1, 2005 through the earlier of the one year anniversary date of acquisition or September 30, 2005 for acquisitions completed by K2 in 2004 and 2005 which either did not have operations in 2004 or which did not have a full nine months of operations in 2004 accounted for $97.8 million of net sales for the nine months ended September 30, 2005. For further discussion of K2’s acquisition activities see Note 5 of the Notes to Consolidated Condensed Financial Statements.

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Consolidated Condensed Statements of Income for the quarter and nine months ended September 30:

	Three Months Ended September 30				Nine Months Ended September 30
			Increase /(Decrease)				Increase /(Decrease)
(In millions, except per share data)	2005	2004	$	%	2005	2004	$	%
Net sales	$340.4	$333.5	$6.9	2.1%	$960.1	$861.8	$98.3	11.4%
Gross profit	125.1	119.2	5.9	4.9%	327.7	283.2	44.5	15.7%
Operating income	32.0	27.6	4.4	15.9%	50.4	59.5	(9.1)	(15.3%)
Net income	16.7	13.2	3.5	26.5%	20.5	30.1	(9.6)	(31.9%)

Diluted earnings per share	$0.32	$0.26	$0.06	23.1%	$0.42	$0.69	$(0.27)	(39.1%)

Expressed as a percentage of net sales:
Gross margin (a)	36.8%	35.7%			34.1%	32.9%
Selling, general and administrative expense	27.4%	27.5%			28.9%	26.0%
Operating margin (b)	9.4%	8.3%			5.2%	6.9%

(a)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Condensed Statements of Income.

(b)	Operating Margin is defined as operating income divided by net sales as presented in the Consolidated Condensed Statements of Income.

Acquisitions

During the 2005 second quarter, K2 completed the acquisition of substantially all of the assets of Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders, and JRC Products Limited, a business engaged in the design, selling and distribution of fishing tackle products. The purchase price for these assets was paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the acquisition.

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

Comparative Third Quarter Results of Operations

Net sales of K2 for the three months ended September 30, 2005 increased to $340.4 million as compared with $333.5 million in the year-earlier period. Net income for the third quarter of 2005 also increased to $16.7 million, or $0.32 per diluted share, as compared to $13.2 million, or $0.26 per diluted share, in the third quarter of 2004.

Net Sales. In the Marine and Outdoor segment, net sales increased to $79.1 million in the 2005 third quarter as compared with $68.2 million in the prior year’s third quarter. The overall improvement in net sales during 2005 resulted from increased sales of Shakespeare fishing tackle products of $6.2 million, higher sales of Stearns products of $7.6 million, including new sales of Sospenders flotation devices, which was acquired in the fourth quarter of 2004 and new sales of Hodgman wader products, which was acquired in the second quarter of 2005, partially offset by lower sales of Shakespeare monofilament products of $2.8 million. The increase in sales of Shakespeare fishing tackle products reflected growth in the sales of Pflueger reels, kits and combos, fish line and military antennas. Increased sales of Stearns outdoor products reflected higher demand for children’s floatation devices and international sales of immersion suits.

Net sales of the Team Sports segment improved to $45.8 million for the 2005 third quarter as compared to $40.1 million in the prior year’s third quarter. The improvement was due to new sales of Miken softball bats of $3.3 million, which was acquired in the fourth quarter of 2004 and higher sales of gloves of $1.0 million, K2 Licensed Products of $0.8 million, metal baseball bats of $0.7 million and team apparel of $0.6 million.

In the Action Sports segment, net sales were $163.2 million in the 2005 third quarter as compared to $180.1 million in the prior year’s third quarter. The overall sales decline was due to lower sales of snowboards of $9.8 million, Völkl and Marker products of $6.6 million, paintball products of $6.1 million, footwear of $1.2 million and bikes of $1.1 million, partially offset by an increase in net sales of K2 skis of $7.8 million. In September 2005 K2 discontinued selling bikes and entered into a license agreement with a third party to manufacture and distribute bikes under the K2 brand. The decline in paintball products reflects soft consumer demand in the industry. In the event that consumer demand continues to remain soft for paintball products, this could have a significant negative impact on net sales, gross profits and operating income in future periods for the Action Sports segment.

Net sales of the Apparel and Footwear segment increased to $52.3 million in the 2005 third quarter as compared to $45.1 million in the prior year’s third quarter. The increase in net sales is due to a $3.9 million increase in Marmot products as well as higher sales of Earth Product skateboard shoes and apparel of $3.5 million. The increase in sales of skateboard shoes and apparel was due to increased sales of Adio branded product offset by declines in Planet Earth branded products.

K2’s international operations (operating locations outside of the United States) represented $102.5 million, or 30.1% of K2’s consolidated net sales for the three months ended September 30, 2005 as compared to $106.4 million, or 31.9% of K2’s consolidated net sales for the three months ended September 30, 2004. The decrease in net sales from international operations was due to the lower sales of Völkl and Marker products.

Gross profit. Gross profits for the third quarter of 2005 increased 5.0% to $125.1 million, or 36.8% of net sales, as compared with $119.2 million, or 35.7% of net sales, in the year ago quarter. The improvement in gross profit dollars for the quarter was primarily attributable to the increase in third quarter sales volume and the improvement in gross profit as a percentage of net sales. The improvement in the gross profit percentage was due to higher gross margins in the winter products portion of the Action Sports segment as compared to 2004.

Costs and Expenses. Selling expenses for the 2005 third quarter were $57.3 million, or 16.8% of net sales, as compared with $56.7 million, or 17.0% of net sales, in the prior year’s third quarter. General and administrative expenses for the 2005 third quarter were $35.8 million, or 10.5% of net sales, as compared with $34.9 million, or 10.5% of net sales, in the prior year’s third quarter. The increase in selling expenses in dollars was attributable to the increase in sales volume for the third quarter as compared to the prior year. The increase in general and administrative expenses in dollars for the 2005 third quarter was primarily attributable to higher sales volume during the third quarter. As a percentage of net sales, selling expenses decreased due to decreased selling expense in the Action Sports segment offset by increased selling expenses in the Marine and Outdoor and Apparel and Footwear segments.

Operating Income. Operating income for the 2005 third quarter increased to $32.0 million, or 9.4% of net sales, as compared to operating income of $27.6 million, or 8.3% of net sales, a year ago. The increase in operating income was due to higher sales volume and increased gross profit, partially offset by the increase in selling, general and administrative expenses as discussed above in the 2005 third quarter as compared to the prior year.

K2’s international operations (operating locations outside of the United States) had an operating income of $20.0 million for the three months ended September 30, 2005 as compared with $16.2 million of operating income in the year ago quarter. The increase in operating income from international operations was attributable to higher gross margins and lower selling, general and administrative expense in K2’s European operations compared to the third quarter of 2004.

Interest Expense. Interest expense was $7.5 million in the 2005 third quarter as compared to $7.3 million in the year-earlier period. The increase in interest expense for 2005 was primarily attributable to higher average borrowing levels during the 2005 third quarter as compared to 2004. Borrowings on average were higher in the 2005 third quarter due to borrowings made to fund acquisitions of businesses acquired at the end of or after the 2004 third quarter and due to higher inventories at Stearns and Rawlings.

Income Taxes. During the 2005 third quarter, the effective income tax rate was 33.2% as compared to 36.2% during the 2004 third quarter. The decrease in the effective tax rate was primarily attributable to a greater percentage of income being taxed in relatively lower tax jurisdictions as a result of K2’s acquisitions completed during 2004.

On October 6, 2005, K2 received a notification letter from the U.S. Internal Revenue Service that the United States and German tax authorities have granted K2 relief from economic double taxation for the 1997 to 1999 tax years. The third quarter 2005 financial statements do not reflect the impact of this notification letter because the income tax had already been recorded in a prior period. In respect of the same issue with the United States and German tax authorities for the 2000 to 2002 tax years, K2 has also requested relief. The potential tax benefit of a favorable settlement for the 2000 to 2002 tax years would be approximately $1.5 million, the benefit of which has not yet been recognized because a favorable outcome is not probable at this time. K2 will recognize a tax benefit for the 2000 to 2002 tax years if, and to the extent, it receives a definitive, favorable disposition letter from the applicable authorities.

Comparative Nine-Month Results of Operations

Net sales of K2 for the nine months ended September 30, 2005 increased to $960.1 million as compared with $861.8 million in the year-earlier period. Net income for the nine months of 2005 was $20.5 million, or $0.42 per diluted share, as compared with $30.1 million, or $0.69 per diluted share, in the nine months of 2004.

Net Sales. In the Marine and Outdoor segment, net sales increased to $321.9 million in the 2005 nine months as compared with $274.8 million in the prior year’s nine months. The overall improvement in net sales during 2005 resulted from increased sales of Shakespeare fishing tackle products of $27.6 million, higher sales of Stearns products of $25.5 million, including new sales of Sospenders flotation devices, which was acquired in the fourth quarter of 2004 and new sales of Hodgman wader products, which was acquired in the second quarter of 2005, partially offset by lower sales of Shakespeare monofilament products of $5.9 million. The increase in sales of Shakespeare fishing tackle products reflected growth in the sales of Pflueger reels, kits and combos, fish line, military antennas and new sales of All-Star rods, which was acquired in the second quarter of 2004. Increased sales of Stearns outdoor products reflected higher demand for children’s flotation products, water-ski vests, inflatables, rainwear and ATV accessories.

Net sales of the Team Sports segment improved to $206.7 million for the 2005 nine months as compared to $195.9 million in the prior year’s nine months. The improvement was due to new sales of Miken softball bats of $10.3 million, which was acquired in the fourth quarter of 2004 and higher sales of team apparel of $2.3 million, baseballs of $1.2 million and gloves of $2.0 million, partially offset by lower sales of metal softball bats of $2.0 million, basketballs of $1.4 million and K2 Licensed Products of $0.8 million.

In the Action Sports segment, net sales decreased to $308.7 million in the 2005 nine months as compared to $324.3 million in the prior year’s nine months. The decrease is primarily the result of lower sales of paintball products of $20.0 million, snowboards of $15.4 million, in-line skates of $9.4 million and bikes of $2.7 million, partially offset by the acquisitions of Völkl and Marker in July 2004 and the increase in net sales of K2 skis of $9.0 million. The decline in sales of paintball products, snowboards and in-line skates reflects soft consumer demand in the industry. In the event that consumer demand continues to remain soft for paintball products, this could have a significant negative impact on net sales, gross profits and operating income in future periods for the Action Sports segment.

Net sales of the Apparel and Footwear segment improved to $122.8 million in the 2005 nine months as compared to $66.8 million in the prior year’s nine months. The increase in net sales from 2004 is the result of the acquisitions of Ex Officio in May 2004 and Marmot on June 30, 2004 which had combined net sales of $41.6 million for K2 in the first six months of 2005, as well as higher sales of skateboard shoes and apparel of $13.7 million. The increase in sales of skateboard shoes and apparel was due to increased sales of Adio branded product offset by declines in Planet Earth branded product.

K2’s international operations (operating locations outside of the United States) represented $232.3 million, or 24.2% of K2’s consolidated net sales for the nine months ended September 30, 2005 as compared to $206.3 million, or 23.9% of K2’s consolidated net sales for the nine months ended September 30, 2004. The increase in net sales from international operations was primarily due to the acquisitions of Marmot and Völkl and Marker in July 2004 which had 2005 six months net sales from international operations of $28.4 million. These increases were partially offset by lower sales of in-line skates of $7.2 million and snowboards of $4.5 million.

Gross profit. Gross profits for the nine months of 2005 increased 15.7% to $327.7 million, or 34.1% of net sales, as compared with $283.2 million, or 32.9% of net sales, in the year ago period. The improvement in gross profit dollars for the 2005 period was attributable to the increase in sales volume for the nine months of 2005 as compared to 2004, and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was primarily due to higher gross margins in the Team Sports segment as compared to 2004 and higher gross margin product sales resulting from K2’s acquisitions completed during or after the 2004 second quarter, particularly the acquisitions of Marmot and Ex Officio in the Apparel and Footwear segment.

Costs and Expenses. Selling expenses for the 2005 nine months were $170.5 million, or 17.8% of net sales, as compared with $140.3 million, or 16.3% of net sales, in the prior year’s nine months. General and administrative expenses for the 2005 nine months were $106.8 million, or 11.1% of net sales, as compared with $83.3 million, or 9.7% of net sales, in the prior year’s nine months. The increase in selling expenses in dollars was attributable to the increase in sales volume for the 2005 nine months as compared to the prior year and acquisitions completed at the end of or after the 2004 second quarter by K2 which resulted in additional selling expenses of $25.7 million. The increase in general and administrative expenses in dollars for the 2005 nine months was primarily attributable to higher sales volume during the 2005 nine months and acquisitions completed at the end of or after the 2004 second quarter by K2 which resulted in additional general and administrative expenses of $14.5 million. As a percentage of net sales, selling, general and administrative expenses increased due to the seasonality associated with the acquisitions of Marmot, Völkl and Marker in July 2004. These acquired companies have higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to having lower sales volume as compared to the third and fourth quarters.

Operating Income. Operating income for the 2005 nine months was $50.4 million, or 5.2% of net sales, as compared to operating income of $59.5 million, or 6.9% of net sales, a year ago. The decrease in operating income was due to the increase in selling, general and administrative expenses as discussed above, partially offset by higher sales volume and gross profit in the 2005 nine months as compared to the prior year.

K2’s international operations (operating locations outside of the United States) had an operating income of $15.9 million for the nine months ended September 30, 2005 as compared with operating income of $20.8 million for the nine months ended September 30, 2004. The decrease in operating income for the 2005 nine months as compared to the 2004 period was attributable to the acquisitions of Marmot, Völkl and Marker in July 2004. These acquired companies have higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to lower sales volume as compared to the third and fourth quarters. In addition, operating income from international operations declined due to lower sales of in-line skates and snowboards.

Interest Expense. Interest expense was $22.1 million in the 2005 nine months as compared to $13.8 million in the year-earlier period. The increase in interest expense for 2005 was primarily attributable to higher average borrowing levels during the 2005 nine months as compared to 2004. Borrowings on average were higher in the 2005 nine months due to borrowings made to fund acquisitions and the seasonal working capital requirements of businesses acquired during 2004. Higher inventories at Stearns and Rawlings also contributed to the increased average borrowings.

Income Taxes. During the 2005 nine months, the effective income tax rate was 33.2% as compared to 35% during the 2004 nine months. The decrease in the effective tax rate was primarily attributable to a greater percentage of income being taxed in relatively lower tax jurisdictions as a result of K2’s acquisitions completed during 2004.

Liquidity and Capital Resources

Cash Flow Activity

K2’s operating activities provided $6.1 million of cash in the current year’s nine months as compared to $17.3 million in the 2004 nine months. The decrease in cash from operations during 2005 was primarily attributable to the decline in net income of $9.6 million, a smaller decrease in deferred taxes of $4.6 million and a larger increase in current assets and current liabilities of $4.1 million during the 2005 nine months as compared to 2004, partially offset by higher depreciation and amortization expenses of $7.0 million. The decline in net income during the 2005 nine months was attributable to lower operating income and higher interest expense as compared to the 2004 nine months as discussed above.

Net cash used in investing activities was $36.7 million in the current year’s nine months, as compared to $138.8 million of cash used in investing activities in the prior year. The decrease in cash used in investing activities during 2005 was mainly attributable to $96.3 million less cash used in the purchase of businesses and a $4.4 million increase in cash provided by the disposals of property, plant and equipment in the 2005 nine months as compared to 2004, partially offset by higher capital expenditures of $4.8 million in the nine months. There were no material commitments for capital expenditures at September 30, 2005.

Net cash provided by financing activities was $22.5 million in the current year’s nine months as compared with $137.5 million of cash provided in the corresponding year-ago period. The decrease in cash provided by financing activities during the 2005 period was mainly due to the $200.0 million issuance of senior notes and $93.7 million in equity issuance in the nine months of 2004 with no similar issuances in the current year’s nine months and lower proceeds received from stock option exercises of $3.6 million, partially offset by a $159.4 million increase in cash provided by long-term net debt, a $14.6 million decrease in net short term bank loan payments and a $8.4 million decrease in debt issuance costs.

Capital Structure and Resources

K2’s principal long-term borrowing facility is a $250.0 million revolving credit facility (“Facility”), secured by all of K2’s assets in the United States, Canada and England. Total availability under the Facility is determined by a borrowing formula based on eligible trade receivables and inventory and defined advance rates. The Facility is expandable to $350.0 million and has a $100.0 million limit for the issuance of letters of credit. The Facility expires on July 1, 2009. At September 30, 2005, there were $88.6 million of borrowings outstanding under the Facility, $12.8 million of outstanding letter of credit issuances (consisting of $10.8 million of standby letters of credit and $2.0 million of trade letters of credit which expire over the next 12 months) and $144.8 million of available borrowing capacity. At September 30, 2005, K2 also had outstanding $25.0 million of 7.25% convertible subordinated debentures due March 2010, $75.0 million of 5.00% convertible senior debentures due June 2010 and $200.0 million of senior notes due July 2014. At September 30, 2005, K2 had $50.4 million outstanding under various foreign lending arrangements.

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

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at September 30, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt (1)	$407,730	$27,670	$5,663	$166,070	$208,327
Operating leases (2)	61,878	12,960	19,364	19,272	10,282
Licensing arrangements (3)	3,210	2,793	405	13	—
Endorsement and sponsorship arrangements (4)	8,712	4,322	3,943	447	—
Pension contributions (5)	323	323	—	—	—
Amounts due related to acquisitions (6)	675	675	—	—	—

Total contractual cash obligations	$482,528	$48,743	$29,376	$185,802	$218,609

(1)	Includes principal payments contractually outstanding under K2’s lending arrangements. See Note 8 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s long-term debt obligations.

(2)	In the ordinary course of business, K2 enters into operating leases for the use of buildings, machinery and equipment. These amounts represent the contractual minimum payments due under these agreements.

(3)	In the ordinary course of business, K2 enters into licensing arrangements whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(4)	In the ordinary course of business, K2 enters into endorsement and sponsorship contracts with athletes whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(5)	These amounts include estimated contributions for K2’s pension plans. See Note 9 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s pension plans.

(6)	These amounts include payments to be made during 2005 related to K2’s completed acquisitions.

Off-Balance Sheet Arrangements

K2 did not enter into any off-balance sheet arrangements during 2005 or 2004, nor did K2 have any off-balance sheet arrangements outstanding at September 30, 2005 or December 31, 2004.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” K2 assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. K2 determined there were no indicators of material impairment of long-lived assets as of September 30, 2005.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements, tradenames/trademarks and non-compete arrangements which at September 30, 2005 have weighted average useful lives of approximately 8 years, 8 years, 7 years, 7 years and 4 years, respectively.

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

Due to the recent softness in consumer demand for paintball products within its Action Sports segment, K2 performed an interim test of impairment for the indefinite lived asset associated with the Brass Eagle trademark. K2’s analysis indicated that the fair value exceeds the carrying value and no impairment existed at September 30, 2005. In performing the interim test, K2 assumed a sales growth rate of 5%; an income tax rate of 35% and a discount factor of 12%. In the event consumer demand continues to remain soft for paintball products, K2 may be required to record an impairment charge in future periods related to indefinite and finite-lived intangibles within the Action Sports segment.

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

K2’s expected cash contribution to its plans in 2005 is $3.9 million. During the three and nine months ended September 30, 2005, K2 made contributions totaling approximately $2.1 million and $3.6 million, respectively, to the plans.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the plans exceeded the fair value of the assets of the plans by $22.5 million and $15.6 million at December 31, 2004 and 2003, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to Other Comprehensive Income, a component of K2’s shareholders’ equity, of $14.5 million ($9.4 million, net of taxes) at December 31, 2004. Based on this amount recorded, K2 had $22.5 million and $15.2 million, of net pension liabilities as of December 31, 2004 and 2003, respectively, consisting of $22.5 and $15.6 million, respectively, in asset shortfalls and an intangible asset for the unrecognized prior service cost of $0.4 million at December 31, 2003. As of September 30, 2005 and December 31, 2004, K2 classified $2.1 million and $5.7 million, respectively, of the pension liability as current and $16.9 million as long-term.

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

In January 2004, Rawlings was sued by a licensee in the U.S. District Court for the District of Maine in connection with a license agreement pursuant to which the licensee was granted an exclusive license to use certain Rawlings trademarks for the manufacture and sale of team and personal sporting-equipment bags – this lawsuit was later transferred to the U.S. District Court for the Eastern District of Missouri. In February 2004, Rawlings gave the licensee notice that it was terminating the license agreement and sued the licensee in the Missouri District Court, in which Rawlings alleged, among other things, that the licensee breached the license agreement by failing to use its “best efforts”. This license agreement was in place prior to the March 26, 2003 acquisition of Rawlings by K2 Inc. Accordingly, during 2004, K2 established liabilities totaling $3.5 million for the estimated probable settlement or verdict on the matter.

On April 29, 2005, a jury awarded the licensee (1) $4.1 million for a claim of lost profits for the next ten years on sales of equipment bags, plus the value of inventory of such bags (the “10-Year

Lost Profits Verdict”), (2) $2.1 million for lost profits of equipment bags beginning ten years from the date of the breach of the agreement through forever (the “Speculative Profits Verdict”) and (3) $2.5 million for K2’s alleged tortious interference with the licensee’s business expectations (the “Tortious Interference Verdict”) between Rawlings and the licensee The Missouri District Court ruled that the licensee was not permitted to bring certain claims to the jury. Following trial, the licensee filed a motion to recover approximately $0.6 million in attorney’s fees and costs – this motion is currently pending. Following the verdict, K2 established in the second quarter 2005 an additional $1.2 million in liabilities for a total of approximately $4.7 million in liabilities related to this litigation, including estimated legal fees and costs of licensee’s attorneys.

On May 19, 2005, K2 and Rawlings, as the case may be, have filed a motion for new trial with respect to the 10-Year Lost Profits Verdict and a motion for judgment notwithstanding the verdict with respect to the Speculative Profits Verdict and the Tortious Interference Verdict. On July 27, 2005, the Missouri District (1) denied Rawlings’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict, (2) granted Rawlings’ motion for judgment notwithstanding the verdict with respect to the $2.1 million Speculative Profits Verdict and (3) denied K2’s motion for judgment notwithstanding the verdict for the $2.5 million Tortious Interference Verdict. The only matter that remains open for the Missouri District Court is the licensee’s motion for approximately $0.6 million for its attorneys’ fees and costs. Accordingly, there is currently a judgment against K2 and Rawlings for approximately $6.8 million.

K2 intends to vigorously prosecute an appeal. K2 believes, in part based on advice and estimates from outside counsel as follows: that certain portions of the Missouri District Court’s decision are not supported by facts or law; that there are meritorious arguments to be raised during the appeals process because of, among other things, a lack of evidence to support certain aspects of the verdict; and that K2’s aggregate exposure including attorney’s fees and costs of license is approximately $4.7 million. In connection with its appeal, K2 will be required by Missouri law to post bond in the amount of approximately $6.8 million. In the event that K2 and Rawlings are unsuccessful in their appeal and the amount of the judgment, including the fees and costs of attorneys for the licensee, is greater than $4.7 million, or the outcome of a total liability greater than $4.7 million becomes probable and estimable, K2 will be required to record an expense in the period in which the matter is finalized. However, this expense could be higher if the appeals court rules in favor of the licensee for certain claims on which it is expected that licensee will appeal. The appeal process is expected to take one to two years.

In connection with K2’s acquisition of substantially all of the assets of Miken Composites, LLC, a business engaged in the design, selling and distribution of composite softball bats and softball-related products and accessories in the fourth quarter 2004, K2 assumed the post-litigation damages related to a patent lawsuit in the U.S. District Court for the District of Minnesota. In this patent lawsuit, Miken Composites, L.L.C. v. Wilson Sporting Goods Co., Miken commenced an action in April 2002 seeking a declaration that a line of softball bats manufactured by Miken does not infringe a particular patent owned by Wilson. In response, Wilson counterclaimed seeking to enjoin Miken from continuing to manufacture certain bats and seeks damages for all past alleged infringements of its patent.

In July 2004, the Minnesota Court issued an order interpreting certain of Wilson’s claims concerning its patent, and this interpretation appears to be favorable to K2 and Miken. And, based on this favorable ruling, Miken moved for summary judgment, on which the Minnesota Court still has not ruled. Then, on March 17, 2005, the Minnesota District Court entered an order to stay the patent case pending resolution of a related appeal in federal court of Wilson Sporting Goods Co. v. Hillerich & Bradsby Co. This case involves similar patent issues as those in Miken Composites, L.L.C. v. Wilson Sporting Goods Co.

Each of K2 and Miken has denied all material allegations and asserted various affirmative defenses in respect to Wilson’s counterclaims. The resolution of this matter will depend primarily upon contested facts, and cannot be accurately predicted. Although each of K2 and Miken believes that it has significant defenses to Wilson’s counterclaims, in the event that K2 and Miken are unsuccessful in the declaratory judgment and counterclaim actions, K2 will be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable. The litigation process for this case, including any appeals, is estimated to be two to three years.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of K2 Inc. and its consolidated subsidiaries (“K2”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry rankings relating to products; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, weather conditions, consumer spending, continued success of manufacturing in the People’s Republic of China, global economic conditions, product demand (including for paintball products for which there has been softness for the nine months ended September 30,2005), financial market performance, foreign currency fluctuations and other risks that are described herein, including but not limited to the items described from time to time in K2’s Securities Exchange Act reports including K2’s Annual Report for the year ended December 31, 2004. K2 cautions that the foregoing list of important factors is not exclusive, any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and K2 assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

K2 is exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense.

Foreign Currency and Derivatives

K2 is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates can have on the reported results in the consolidated financial statements due to the translation of the operating results and financial position of K2’s international subsidiaries. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over annual time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At September 30, 2005, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $50.7 million.

A majority of K2’s products are either manufactured in K2’s China manufacturing facility or sourced from Chinese suppliers, which requires the use of Chinese Yuan Renminbi (“Yuan”) as the form of payment for labor, raw materials, supplies, overhead, transportation and facilities costs. In July 2005, the Chinese government announced that it would let the Yuan’s value float relative to other currencies within a narrow band and increased the Yuan’s value versus the U.S. Dollar by two percent. Should the Yuan continue to strengthen against the U.S. dollar, this could have a negative impact on K2’s future results of operations in the event K2 is unable to pass on the impact of the rising costs to its customers.

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

As of September 30, 2005, K2 had $300.0 million in principal amount of fixed rate debt represented by the convertible subordinated debentures and senior notes and $139.0 million of variable rate debt represented by borrowings under the revolving credit facilities and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of September 30, 2005, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.4 million on an annual basis. At September 30, 2005, up to $144.8 million of variable rate borrowings were available under K2’s $250.0 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. At September 30, 2005, K2 had no such derivative financial instruments outstanding.

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

In addition, based on the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, there have been no changes to K2’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter, that has materially affected, or are reasonably likely to materially affect, K2’s internal control over financial reporting.

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

K2 INC. (registrant)

Date: November 9, 2005	/s/ THOMAS R. HILLEBRANDT
Thomas R. Hillebrandt Corporate Controller (Chief Accounting Officer)