Form 10-K
period 2005-12-31
K2 INC
filed 2006-03-16
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒

Indicate by an “X” whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $594,021,329 based on the closing price of such voting stock on June 30, 2005, of $12.68.

At February 28, 2006 there were 47,687,819 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held May 11, 2006 are incorporated by reference in Part III.

K2 INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS:

General

K2 Inc. is a premier, branded consumer products company with a portfolio of leading brands including Shakespeare, Pflueger, Stearns, Sospenders and Hodgman in the Marine and Outdoor segment; Rawlings, Miken and Worth in the Team Sports segment; K2, Völkl, Marker, Ride and Brass Eagle in the Action Sports segment; and Adio, Marmot and Ex Officio in the Apparel and Footwear segment. K2’s diversified mix of products is used primarily in team and individual sports activities such as fishing and hunting, outdoor water sports activities, baseball, softball, alpine skiing, snowboarding and in-line skating. Among K2’s other branded products are Tubbs, Atlas and Little Bear snowshoes, Madshus nordic skis, JT and Worr Games paintball products and Planet Earth apparel. Founded in 1946, K2 has grown to $1.3 billion in 2005 annual sales through a combination of internal growth and strategic acquisitions. For segment and geographic information, see Note 14, Segment Data, in the Notes to Consolidated Financial Statements.

K2 has expanded its presence in several sporting goods markets in the U.S., Europe and Japan, including skateboard shoes, fishing tackle reels and kits and combos, outdoor marine accessories, hunting accessories, outdoor apparel, ski accessories, paintball products, baseball and softball bats and All-Terrain Vehicle (“ATV”) accessories. Management believes its products have benefited from the brand strength, reputation, distribution, and the market share positions of other K2 products, several of which are now among the top brands in their respective markets. K2’s product portfolio contains some of the most widely recognized brands in their respective market segments. K2 believes it has leading market positions with many of our branded products based on revenue or unit sales as follows:

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

In order to implement its strategy for growth, K2 has embarked upon a program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products. K2 intends to implement its internal growth strategy by continuing to improve operating efficiencies, extending its product offerings through new product launches and maximizing its extensive distribution channels. In addition, K2 will seek strategic acquisitions of other sporting goods companies with well-established brands and with complementary distribution channels. K2 believes that the growing influence of large format sporting goods retailers and retailer buying groups, as well as the consolidation of certain sporting goods retailers worldwide, is leading to a consolidation of sporting goods suppliers. K2 also believes that the most successful sporting goods suppliers will be those with greater financial and other resources, including those with the ability to produce or source high-quality, low cost products and deliver these products on a timely basis, to invest in product development projects and to access distribution channels with a broad array of products and brands. In addition, as the influence of large sporting goods retailers grows, K2 believes these retailers will prefer to rely on fewer and larger sporting goods suppliers to help them manage the supply of products and the allocation of shelf space.

K2’s common stock was first offered to the public in 1959 and is currently traded on the New York and Pacific Stock Exchanges (symbol: KTO).

2005 Acquisitions

On April 22, 2005, K2 completed the acquisition of substantially all of the assets of Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders. The transaction consideration consisted of cash. Hodgman, Inc. is included in K2’s Marine and Outdoor segment.

On April 18, 2005, K2 completed the acquisition of JRC Products Limited, a business engaged in the design, selling and distribution of carp fishing tackle products. The transaction consideration consisted of cash. JRC Products Limited is included in K2’s Marine and Outdoor segment.

2004 Acquisitions

On January 23, 2004, K2 completed the acquisition of Fotoball USA, Inc. (“Fotoball”), a marketer and manufacturer of souvenir and promotional products, principally for team sports, in a stock-for-stock exchange offer/merger transaction. Subsequent to the completion of the merger, K2 changed the name of Fotoball to K2 Licensed Products, Inc. K2 Licensed Products, Inc. is included in K2’s Team Sports segment.

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

Also on April 19, 2004, K2 completed the acquisition of substantially all of the assets of IPI Innovations, Inc. (“IPI”), a business engaged in the design, manufacturing, selling and distribution of gun and bow mounting systems, and other products and accessories for all-terrain vehicles. The transaction consideration consisted of cash and the issuance of shares of K2 Inc. common stock. IPI is included in K2’s Marine and Outdoor segment.

On May 12, 2004, K2 also completed the acquisition of substantially all of the assets of Ex Officio, a leader in the design and manufacture of men and women’s apparel for the outdoor and adventure travel markets, in an all cash transaction. Ex Officio’s products are characterized by technical features, performance fabrics and outdoor styles, and are used in a variety of activities including fishing, kayaking, trekking, exploring and other leisure activities. Ex Officio also markets a line of insect repellent clothing under the Buzz Off brand. Ex Officio is included in K2’s Apparel and Footwear segment.

On June 30, 2004, K2 completed the acquisition of Marmot Mountain Ltd. (“Marmot”). Marmot, founded in 1971, is a leader in the premium technical outdoor apparel and equipment market. Marmot’s product lines include performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags. The transaction consideration consisted of cash and the issuance of shares of K2 Inc. common stock. Marmot is included in K2’s Apparel and Footwear segment.

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

During 2004, K2 also completed three smaller acquisitions. Two of these acquisitions are reported within the Marine and Outdoor segment and one within the Team Sports segment.

For additional information on these acquisitions see Note 2 to Notes to Consolidated Financial Statements.

K2 classifies its business into the following four segments based on similar product types and distribution channels: Marine and Outdoor, Action Sports, Team Sports and Apparel and Footwear. The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Action Sports segment includes skis, bindings, snowboards, snowshoes, in-line skates and paintball products. The Team Sports segment includes baseball and softball products and K2 Licensed Products merchandise. The Apparel and Footwear segment includes skateboard shoes and apparel, technical apparel and equipment and outdoor and adventure travel apparel.

Marine and Outdoor

Net sales for the Marine and Outdoor segment were $392.2 million in 2005, $336.9 million in 2004 and $324.0 million in 2003. The following table lists K2’s principal Marine and Outdoor products and the brand names under which they are sold.

Product	Brand Name
Fishing rods, reels and fishing kits and combos	Shakespeare, Ugly Stik, All Star and Pflueger
Active water and outdoor sports products	Stearns, Mad Dog, Hodgman and Sospenders
Monofilament line	Shakespeare
Marine and military radio antennas	Shakespeare

Fishing rods, reels and fishing kits and combos.    K2 sells fishing rods, reels and fishing kits and combos throughout the world. K2 believes Shakespeare’s Ugly Stik models have been the best selling fishing rods in the U.S. for over 20 years. The success of these fishing rods has allowed K2 to establish a strong position with retailers and mass merchandisers, thereby increasing sales of new rods, reels and kits and combos and allowing K2 to introduce new products such as the expansion of its Pflueger product line and licensed children’s kits and combos. K2’s rods and reels are manufactured principally in China. Shakespeare products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the U.S., Europe and Australia and through independent and K2-owned distributors in Europe and Australia.

Active water and outdoor sports products.    K2 sells Stearns and Sospenders flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products, wet suits, Hodgman waders, outdoor products, rainwear and inflatable and towable water products and Mad Dog hunting and ATV accessories in the U.S. and in certain foreign countries. In the U.S., occupants of boats are required by law either to wear or have available personal flotation devices meeting U.S. Coast Guard standards. Stearns and Sospenders personal flotation devices are manufactured to such standards and are subject to rigorous testing for certification by Underwriters Laboratories, an independent, not-for-profit product-safety testing and certifying organization. K2 manufactures most of its personal flotation devices in the U.S., manufactures certain components in China and sources its other products from Asia. Stearns, Sospenders, Hodgman and Mad Dog products are sold principally through an in-house sales department and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

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

During 2005, one customer accounted for more than 10% of the net sales of the Marine and Outdoor segment. The loss of this customer could have a material adverse affect on the Marine and Outdoor segment.

Action Sports

Net sales for Action Sports products were $482.5 million in 2005, $502.7 million in 2004 and $247.0 million in 2003. The following table lists K2’s principal Action Sports products and brand names under which they are sold.

Product	Brand Name
Alpine skis	K2, and Völkl
Alpine ski bindings	Marker
Snowboards and accessories	K2, Ride, Morrow, 5150, and Liquid
Snowshoes and accessories	TUBBS, Atlas and Little Bear
In-line skates	K2
Paintball markers, paintballs and accessories	Brass Eagle, Viewloader, JT, Worr Games and Autococker
Nordic skis	Madshus

Alpine and nordic skis and bindings.    K2 sells its alpine skis under the names K2 and Völkl and its alpine ski bindings under the name Marker in the three major ski markets of the world—the U.S., Europe and Japan. K2 believes that participation rates for alpine skiing have been relatively flat in Europe and the U.S., but have been declining in Japan over the last several years. K2 believes that industry retail sales have in general mirrored these participation trends in the worldwide market during the same period. K2 believes that participation rates, together with the impact of the weather conditions, the high cost of skiing, the opportunity to participate in alternative activities such as snowboarding, the increased use of rental or demo skis and general economic conditions all have an impact on retail sales of alpine ski equipment. K2 skis, however, have benefited from their increasing popularity among retail purchasers, resulting from growing market acceptance of K2’s women’s ski line, positioning at popular price points and from attractive graphics and creative marketing. Völkl has benefited, principally in the U.S. and Europe, from its positioning as a premium-priced, highly innovative producer of well-engineered, high quality skis with a well-respected race program. Each brand is also benefiting from exclusive integrated bindings and systems developed exclusively with Marker bindings. K2 sells Nordic skis and boots under the Madshus name, which has been in existence since 1906.

K2 skis are manufactured by K2 primarily in its facility in China. Völkl skis are manufactured primarily by K2 in its facility in Germany. Madshus skis are manufactured in Norway. Marker bindings are manufactured by K2 primarily in its facility in the Czech Republic. The skis, bindings and accessories, including helmets and ski poles, are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and K2-owned distributors. K2 and Völkl alpine skis are marketed to skiers ranging from beginners to top racers to meet the performance, usage and terrain requirements of the particular consumer.

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

K2’s snowboard brands are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and K2-owned distributors. Like K2 skis, K2, Ride, Morrow, 5150 and Liquid snowboard products are marketed using youthful and energetic advertising, and K2 sponsors well-known professional and amateur snowboarders.

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

Paintball products.    Brass Eagle designs and distributes throughout the world a full line of paintball markers with a variety of performance characteristics. There are three primary classifications of paintball markers: pump action, semi-automatic and ultra high performance paintball markers. Brass Eagle currently offers all three types of paintball markers under its Brass Eagle, JT, Worr Games Products, Autococker and Viewloader brand names to the mass merchant, sporting goods and specialty markets, as appropriate. To assist in its marketing efforts, Brass Eagle, JT and Worr Games Products sponsor key professional paintball teams. Paintball markers are generally sourced by Brass Eagle in Asia from third party suppliers, while the ultra high performance markers, such as the Autococker brand, are machined and assembled at the Worr Games Products facility in Corona, California. Brass Eagle, JT, Worr Games and Viewloader products are sold directly by Brass Eagle and through independent sales representatives to mass merchandisers, sporting goods retailers and to specialty shops and paintball venues in North America, as well as through independent distributors in Europe, and to other customers around the world. During 2005 the paintball market experienced a significant decline. The decline in sales of paintball products reflects soft consumer demand in the industry.

Paintballs are made of a gelatinous material: the paint is non-toxic, biodegradable and washable. Paintballs are manufactured using an encapsulation process principally in Brass Eagle’s manufacturing facilities in the U.S., requiring special equipment and certain technical knowledge. Brass Eagle sells its paintballs in multiple colors and packages.

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

Team Sports

Net sales for Team Sports products were $265.2 million in 2005, $250.4 million in 2004 and $116.9 million in 2003. The following table lists K2’s principal Team Sports products and brand names under which they are sold.

Product	Brand Name
Baseballs, softballs, bats, gloves, softballs, basketballs, footballs, soccer balls, volleyballs, team sports apparel and accessories	Rawlings, Worth and Miken
Lacrosse	deBeer and Gait by deBeer

Baseball and softball.    K2 believes that Rawlings is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum, composite and wood baseball bats, batters’ gloves and miscellaneous accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball (“MLB”), Minor League Baseball and National Collegiate Athletic Association (“NCAA”), as well as the official helmet supplier to Major League Baseball. In addition, Rawlings’ products are endorsed by college coaches, sports organizations and numerous athletes, including more than 275 Major League Baseball players. Rawlings products are manufactured principally in Asia and Costa Rica. Our marketing efforts are supported by endorsements from several major professional athletes, including Álex Rodríguez, Derek Jeter, Albert Pujols and Michael Vick.

Worth and Miken are leading suppliers of softball products with market leading positions in collegiate and amateur slow pitch and fast pitch softball. Worth products are widely used in NCAA Division I fast pitch softball programs. Worth is the official softball of all Canadian major associations and the official softball and softball bat of the U.S. Specialty Sports Association. Worth and Miken products include aluminum, exterior shell technology and 100% composite softball bats, softballs, softball gloves and miscellaneous accessories. Worth products are manufactured principally in China and Miken products are manufactured principally in the U.S.

Rawlings, Worth and Miken products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the U.S. as well as through independent distributors in Europe and Japan.

Basketball, football, soccer and volleyball.    Rawlings sells 30 different models of basketballs, including full-grain, composite and synthetic leather and rubber basketballs for men and women in both the youth and adult markets. Rawlings is the official supplier of basketballs to the National Association of Intercollegiate Athletics and the National Junior College Athletic Association Championships. Worth is the official softball of the National Collegiate Athletic Association. Rawlings sells stock and custom team uniforms for baseball, football and basketball.

Team sports apparel.    Rawlings has been selling team uniforms for approximately 100 years. Rawlings believes it has growth opportunities in its current team apparel business.

Souvenir and promotional products.    K2 Licensed Products manufactures and markets souvenir and promotional products to national and regional retailers; professional sports franchises and concessionaires across the nation; and entertainment destinations such as theme parks, resorts and restaurants. The Company currently holds several sports licenses including MLB, the National Football League (“NFL”), over a hundred NCAA colleges and universities and various entertainment properties.

During 2005, one customer accounted for more than 10% of the net sales of the Team Sports segment. The loss of this customer could have a material adverse affect on the Team Sports segment.

Apparel and Footwear

Following the 2004 acquisitions of Marmot and Ex Officio, K2 created a new Apparel and Footwear segment consisting of the Marmot, Marker, Ex Officio, Adio and Planet Earth product lines. The year ended 2003 reflects the operations of the Adio and Planet Earth product lines.

Net sales for Apparel and Footwear products were $173.7 million in 2005, $110.7 million in 2004 and $30.6 million in 2003. The following table lists K2’s principal Apparel and Footwear products and the brand names under which they are sold.

Product	Brand Name
Technical apparel and equipment	Marmot and Marker
Outdoor and adventure travel apparel	Ex Officio
Skateboard shoes	Adio
Skateboard apparel	Adio and Planet Earth
Snowboard apparel	Planet Earth and Holden

Marmot.    Marmot, founded in 1971, is a leader in the premium-priced, high performance technical outdoor apparel and equipment market. Marmot designs, manufactures, markets and distributes performance jackets, technical rainwear, expedition garments, fleeces, softshells, skiwear outerwear and accessories, gloves, and expedition quality tents, packs and sleeping bags and related accessories sold under the Marmot brand name and apparel sold under the Marker brand name. Outdoor professionals and enthusiasts associate the Marmot brand with high-performance, high-technology apparel and equipment. Marmot has been the gear of choice on thousands of the most challenging expeditions and pursuits, including numerous treks to the highest summits on all seven continents. Marmot has continued to strengthen its brand image by heavily investing in product development, which has produced a steady stream of new and innovative products. Marmot products are sold to specialty retail shops and sporting goods chains in the U.S., Canada and Europe by independent sales representatives and elsewhere through independent distributors. Marmot products are manufactured to its specifications by third party vendors in Asia.

Ex Officio.    Ex Officio is a leader in the design, manufacture, sale and distribution of men and women’s apparel for the outdoor and adventure travel apparel for men and women. Ex Officio’s products are characterized by technical features, performance fabrics, and outdoor styles, and are used in a variety of activities including fishing, kayaking, trekking, exploring, and other leisure activities. Ex Officio products include the only Environmental Protection Agency -approved line of insect-repellent clothing, which are sold in conjunction with Buzz Off brand insect repellent under a licensing agreement. Ex Officio products are sold to specialty sporting goods chains in the U.S. by independent sales representatives and in Europe and elsewhere through independent distributors. Ex Officio products are also sold via the internet and a retail store in the Seattle-Tacoma airport. Ex Officio products are manufactured to its specifications by third-party vendors in Asia.

Skateboard and snowboard apparel and skateboard shoes.    Skateboard and snowboard apparel and skateboard shoes are sold to specialty retailers in the U.S., Canada, Europe and Japan. Suppliers, primarily located in Asia, manufacture these products to K2’s specifications. Independent sales representatives sell the products to retailers in the U.S. and Canadian markets and through K2-owned and independent distributors in Europe and Asia. K2’s skateboard shoes are designed with significant assistance from a group of well-known professional skateboarders. Skateboard shoes are marketed under the Adio brand names, and models are named after the specific skateboarder who aided in the design.

During 2005, two customers each accounted for more than 10% of the net sales of the Apparel and Footwear segment. The loss of one or both of these customers could have a material adverse affect on the Apparel and Footwear segment.

Competition

K2’s competition varies among its business lines. The sporting goods products, recreational products, apparel and footwear markets are generally highly competitive, with competition centering on product innovation, performance and styling, price, marketing and delivery. Competition in these products (other than for active wear) consists of a relatively small number of large producers, some of whom have greater financial and other resources than K2. A relatively large number of companies compete for sales of active wear. While K2 believes its well-recognized brand names, low cost China manufacturing and sourcing base, established distribution channels and reputation for developing and introducing innovative products have been key factors in the successful introduction and growth of its sporting goods and other recreational products, there are no significant technological or capital barriers to entry into the markets for many sporting goods, recreational products, apparel and footwear. These markets face competition from other leisure activities, and sales of leisure products are affected by economic conditions, weather patterns and changes in consumer tastes, which are difficult to accurately predict.

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

Manufacturing, Foreign Sourcing and Raw Materials

K2 believes that, for the products within its core categories, it is of strategic importance for it to develop the capability to source and manufacture high-quality, low cost products. As a result, K2 currently manufactures products in the People’s Republic of China, including most of its fishing rods and reels, snowboards, skis, shells for flotation devices, bats, batting helmets and certain marine antennas. K2 manufactures Völkl skis and Marker bindings in Europe. Additionally, K2 currently purchases in-line skates, baseball gloves, paintball markers and other products in accordance with K2 specifications from a few vendors in China. Certain other products are sourced from various vendors in Asia, Latin America and Europe. The remaining products are manufactured by K2 in the United States and Costa Rica.

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its businesses, although the cost of certain raw materials has fluctuated. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. Timely supply of sporting goods products from K2’s factories and suppliers in the People’s Republic of China is dependent on uninterrupted trade with China. Should there be an interruption in trade with or imposition of taxes and duties by China, it could have a significant adverse impact on K2’s business, results of operations or financial position. Additionally, the gross margins on K2’s products manufactured or sourced in the U.S., Europe or in Asia and distributed in the U.S. and Europe will depend on the relative exchange rates between the U.S. dollar, the Yuan and the euro.

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

Sales of sporting goods and other recreational products depend largely on general economic conditions including the amount of discretionary income available for leisure activities, consumer confidence and favorable weather conditions. Sales of apparel and footwear often depend on fashion trends that can be difficult to predict. Sales of K2’s monofilament products are dependent to varying degrees upon economic conditions in the paper industry and lawn and garden market.

Because of the nature of many of K2’s businesses, backlog is generally not significant.

Customers

K2 believes that its customer relationships are excellent. Net sales to Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of K2’s consolidated net sales for 2005, compared to 16% in 2004 and 15% in 2003.

Research and Development

Consistent with K2’s business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, K2 maintains decentralized research and development departments at several of its manufacturing centers, which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $20.7 million in 2005, $14.5 million in 2004 and $9.6 million in 2003.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2005 and 2004, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s financial statements or its operations going forward.

Employees

K2 had approximately 4,700 employees at December 31, 2005 and 2004.

Patents and Intellectual Property Rights

While product innovation is a highly important factor and many of K2’s innovations have been patented, K2 does not believe the loss of any one patent would have a material effect on its business, financial position, results of operations or prospects. Certain of its brand names, such as Rawlings, Miken, Worth, Shakespeare, Ugly Stik, Pflueger, Stearns, Sospenders, Hodgman, Mad Dog, K2, Völkl, Marker, Madshus, Marmot, Ex Officio, Ride, Morrow, Liquid, 5150, Tubbs, Atlas, Little Bear, Brass Eagle, Viewloader, JT, Worr Games and Adio are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Rawlings®, Worth®, Miken®, deBeer®, Gait ™, Ten™, Hilton®, Shakespeare®, Pflueger®, Ugly Stik®, All Star™, Brass Eagle®, Viewloader®, Autococker®, Stearns®, Sospenders®, Mad Dog®, Hodgman®, K2®, Völkl ®, Marker®, Madshus®, Ride®, Morrow®, 5150®, Liquid®, Marmot®, Ex Officio®, Planet Earth®, Adio®, Holden™, Tubbs®, Atlas®, Little Bear®, JT® and Worr Games® are protected trademarks or registered trademarks of K2 or its subsidiaries in the United States and other countries worldwide. Buzz Off® is a registered trademark owned by Buzz Off Insect Shield, LLC.

Registered and other trademarks and trade names of K2’s products are italicized in this Form 10-K.

Executive Officers of K2

Name	Position	Age
Richard J. Heckmann	Chairman of the Board and Chief Executive Officer	62
J. Wayne Merck	President and Chief Operating Officer	45
John J. Rangel	President – K2 Inc. European Operations	51
Dudley W. Mendenhall	Senior Vice President and Chief Financial Officer	51
Monte H. Baier	Vice President, General Counsel and Secretary	37
David Y. Satoda	Vice President and Director of Taxes	40
Brian R. Anderson	Director of Business Development	52
Thomas R. Hillebrandt	Corporate Controller and Chief Accounting Officer	44

Mr. Heckmann has been Chief Executive Officer of K2 since October 2002 and Chairman of the Board of Directors of K2 since April 2000. Mr. Heckmann served as a director of MPS Group, Inc. from April 2003 to March 2004, Philadelphia Suburban Corporation from August 2000 through February 2002, United Rentals, Inc. from October 1997 through May 2002, Waste Management Inc. from January 1994 through January 1999 and Station Casinos, Inc. from April 1999 through March 2001. Mr. Heckmann retired as Chairman of Vivendi Water, an international water products group of Vivendi S.A., a worldwide utility and communications company with headquarters in France, in June 2001. Mr. Heckmann was Chairman, President and Chief Executive Officer of U.S. Filter Corporation, a worldwide provider of water and wastewater treatment systems and services, from 1990 to 1999. Vivendi acquired US Filter on April 29, 1999. He has served as the associate administrator for finance and investment of the Small Business Administration in Washington, DC and was the founder and Chairman of the Board of Tower Scientific Corporation.

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

Mr. Rangel, has been President – K2 Inc. European Operations of K2 since August 2004. Prior to that, he served as Senior Vice President – Finance and Chief Financial Officer since April 2003, Senior Vice President – Finance of K2 since 1988 and Corporate Controller from 1985 to 1988.

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

Available Information

K2’s website is http://www.k2inc.net. K2 makes available, free of charge, on or through the website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing such reports to, the Securities and Exchange Commission. In addition, copies of the written charters for the committees of the Board of Directors, K2’s Principles of Corporate Governance, K2’s Code of Business Conduct and Ethics are also available on this website and can be found under the Investor Information and Corporate Governance links. Copies are also available in print, free of charge, by writing to Investor Relations, K2 Inc., 5818 El Camino Real, Carlsbad, California 92008. This website address is intended to be an inactive textual reference only, and none of the information contained on the website is part of this report or is incorporated in this report by reference.

ITEM 1A.     RISK FACTORS

K2’s strategic plan, involving growth through the acquisition of other companies, may not succeed.

K2’s strategic plan involves growth through the acquisition of other companies. Such growth involves a number of risks, including:

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

K2 has incurred substantial indebtedness. At December 31, 2005, K2 had $437.3 million of outstanding debt, including $95.3 million of borrowings outstanding under its $250.0 million revolving credit facility, $43.0 million outstanding under various foreign lending arrangements, outstanding convertible debentures of $100.0 million in the aggregate less $1.0 million of unamortized value associated with warrants and $200.0 million outstanding in senior notes. In addition, as of December 31, 2005 K2 had available borrowings under its revolving credit facility of $145.3 million. K2’s substantial indebtedness, as well as potential future financings, could, among other things:

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

K2’s Marine and Outdoor segment products are, in most instances, subject to price competition, ranging from moderate in marine antennas and monofilament line to intense for commodity-type products. Many of K2’s marine and outdoor competitors have greater financial and other resources than K2.

Certain K2 businesses are highly seasonal

Certain K2 businesses are highly seasonal. Historically, certain of K2’s businesses, such as fishing tackle and water sports products, baseball and softball, skis and snowboards, winter apparel, bikes, and in-line skates have experienced seasonal swings in their businesses. This seasonality impacts K2’s working capital requirements and hence overall financing needs. In addition, K2’s borrowing capacity under the revolving credit facility is impacted by the seasonal change in receivables and inventory. The seasonality of K2’s businesses has also led to higher income levels in the second half of the year compared to the first half of the year.

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

Although the sporting goods manufacturing industry is highly fragmented, many of the retail customers that purchase sporting goods are highly concentrated. Large format sporting goods retailers are important to K2’s results of operations, and Wal-Mart accounted for approximately 15% of K2’s net sales for the year ended December 31, 2005. Due to their size, these retailers may demand better prices and terms from K2, and these demands may have an adverse impact on K2’s margins. In addition, if any of these large format sporting goods retailers were to decide to materially reduce the amounts or types of K2 products that they purchase, such decision would have a material adverse impact on K2’s business, financial condition, results of operations and prospects.

Changing consumer tastes and styles as well as adverse economic developments could harm K2’s business.

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

K2 may not be able to attract or retain the management employees necessary to remain competitive in its industry; the loss of one or more of K2’s key personnel, including Mr. Richard J. Heckmann, Chairman and Chief Executive Officer of K2, and J. Wayne Merck, President and Chief Operating Officer, could have a material adverse effect on K2’s business, financial condition, results of operations and prospects.

K2’s continued success depends on the retention, recruitment and continued contributions of K2’s key management, finance, marketing and staff personnel, many of whom would be difficult or impossible to replace. The competition for qualified personnel is intense. K2 cannot assure you that it will be able to retain its current personnel or recruit the key personnel it requires. Specifically, Mr. Richard J. Heckmann, K2’s Chairman and Chief Executive Officer, has been fundamental to developing K2’s growth strategy and, without his services, K2’s implementation of its growth strategy might fail. The loss of services of members of K2’s key personnel, including Mr. Heckmann and Mr. Merck, could have a material adverse effect on K2’s business, financial condition, results of operations and prospects.

International operations, unfavorable political developments, natural disasters and weak foreign economies may seriously harm K2’s financial condition.

K2’s business is dependent on international trade, both for sales of finished goods and low-cost manufacturing and sourcing of products. K2’s three principal markets are North America, Europe and Asia. K2’s revenues from international operations were approximately 27.2% of K2’s sales for the year ended December 31, 2005. K2 expects that its revenues from international operations will continue to account for a significant portion of its total revenues. Any political developments adversely affecting trade with Europe or Asia (especially China) or a natural disaster to any of K2’s facilities therein could severely impact K2’s business, financial condition, results of operations and prospects. K2’s international operations are subject to a variety of risks, including:

•	recessions in foreign economies;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	reduced protection of intellectual property rights in some countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	difficulties in staffing and managing foreign operations;

•	social, political and economic instability;

•	unexpected changes in regulatory requirements;

•	acts of war and terrorism;

•	ability to finance foreign operations;

•	changes in consumer tastes and trends;

•	natural disasters or other crises, such as the outbreak of Severe Acute Respiratory Syndrome (“SARS”) and Avian “bird” flu;

•	tariffs and other trade barriers;

•	U.S. government licensing requirements for export; and

•	currency conversion risks and currency fluctuations, including the potential revaluation of the Chinese Renminbi (“Yuan”).

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

K2 may be required to recognize future intangible impairment charges.

Pursuant to U.S. Generally Accepted Accounting Principles (“GAAP”), K2 is required to test its goodwill and other indefinite-lived intangible assets to determine if they are impaired. Such tests are required to be done annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value the asset below its carrying amount. Disruptions to K2’s business, protracted economic weakness, unexpected significant declines in operating results of reporting units, and market capitalization declines may result in additional charges for goodwill and other intangible asset impairments. Future impairment charges could substantially affect K2’s reported earnings in the periods of such charges. In addition, such charges would further reduce K2’s ability to make cash dividends, investments, stock repurchases and early payment of debt subordinated to K2’s 7.375% senior notes due July 2014 because of restrictions set forth in K2’s indenture governing such notes.

Changes in currency exchange rates could affect K2’s revenues.

A significant portion of K2’s production and approximately 25% of K2’s sales for the year ended December 31, 2005 are denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although K2 engages in some hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make K2 products less competitive in foreign markets, and could reduce the sales and earnings represented by foreign currencies. Additionally, such fluctuation could result in an increase in cost of products sold in foreign markets reducing margins and earnings.

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

K2 is subject to federal, state, local and foreign laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of and exposure to hazardous substances. In that regard, K2 has been and could be subject to claims and inquiries related to alleged substances in K2’s products that may be subject to notice requirements or exposure limitations, particularly in California, which may result in fines and penalties. K2 is also subject to laws and regulations that impose liability for cost and damages resulting from past disposals or other releases of hazardous substances. For example, K2 may incur liability under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar laws, some of which impose strict, and in some cases, joint and several, liability for the cleanup of contamination resulting from past disposals of waste, including disposal at off-site locations. K2 is currently aware of matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. At December 31, 2005 and 2004, K2 had recorded an estimated liability of approximately $800,000 for environmental matters. In addition, K2 has acquired and intends to continue to acquire pre-existing businesses, such as Rawlings, Völkl, Marker and Marmot, that have historical and ongoing operations, and K2 has limited information about the environmental condition of the properties of such companies. It is possible that soil and groundwater contamination may exist on these or other of K2’s properties resulting from current or former operations. Although K2 is not aware of any issues arising under current environmental laws that would be reasonably likely to have a material adverse effect on K2’s business, financial condition, results of operations, or prospects, K2 cannot assure you that such matters will not have such an impact.

Unfavorable weather can adversely affect K2’s sales.

Sales of K2’s sporting goods and recreational products are strongly influenced by the weather. For example, poor snow conditions in the winter or summer conditions unfavorable to outdoor sports can adversely affect sales of important K2 products.

K2 is subject to and may incur liabilities under various tax laws.

K2 is subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of our business there are calculations and transactions, including transfer pricing, where the ultimate tax determination is uncertain. In addition, changes in tax laws and regulations as well as adverse judicial rulings could adversely affect the income tax provision. K2 believes that it has adequately provided for income tax issues not yet resolved with federal, state, and foreign tax authorities. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense would result. K2 has established a valuation allowance against certain of its deferred tax assets in each jurisdiction where it can not conclude that it is more likely than not that such assets will be realized. If actual results are less favorable than those projected by management, additional income tax expense could be required.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The table below provides information with respect to the principal production and distribution facilities utilized by K2 for operations as of December 31, 2005.

		Owned Facilities		Leased Facilities
		No. of Locations	Square Footage	No. of Locations	Square Footage
Location	Type of Facility
Marine Outdoor
Minnesota	Distribution and production	1	278,000	5	335,000
South Carolina	Distribution and production	2	400,000	2	130,000
North Carolina	Distribution and production	—	—	1	50,000
Texas	Production	—	—	1	19,000
Foreign	Distribution and production	2	48,000	8	2,318,000

		5	726,000	17	2,852,000

Action Sports
Arkansas	Distribution	1	14,000	—	—
California	Distribution and production	—	—	2	76,000
Missouri	Distribution and production	—	—	3	322,000
New Hampshire	Distribution	—	—	2	48,000
Vermont	Distribution and production	—	—	1	3,000
Utah	Distribution	—	—	1	1,000
Washington	Distribution and production	1	165,000	1	146,000
Foreign	Distribution and production	3	226,000	24	318,000

		5	405,000	34	914,000

Team Sports
Alabama	Distribution	2	412,000	1	1,000
California	Distribution and production	—	—	5	128,000
Connecticut	Distribution and production	—	—	1	1,000
Minnesota	Distribution and production	—	—	5	35,000
Missouri	Distribution and production	—	—	3	502,000
New York	Production	3	83,000	1	27,000
Pennsylvania	Distribution	—	—	1	7,000
Tennessee	Distribution and production	4	253,000	—	—
Foreign	Distribution and production	1	70,000	1	34,000

		10	818,000	18	735,000

Apparel and Footwear
California	Distribution and production	—	—	4	131,000
Oregon	Distribution and production	—	—	1	1,000
Nevada	Distribution and production	—	—	1	158,000
Utah	Distribution and production	—	—	1	30,000
Washington	Distribution and production	—	—	4	55,000
Foreign	Distribution	—	—	3	4,000

		—	—	14	379,000

In March 2005, the corporate headquarters of K2 relocated to approximately 77,000 square feet of leased office space in Carlsbad, California. The terms of K2’s leases range from one to nineteen years, and many are renewable.

K2 believes, in general, its plants and equipment are adequately maintained, in good operating condition and are adequate for K2’s present needs. K2 regularly upgrades and modernizes its facilities and equipment and expands its facilities to meet production and distribution requirements.

ITEM 3.	LEGAL PROCEEDINGS

K2 currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or prospects, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting K2 from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods. K2 maintains product liability, general liability and excess liability insurance coverage. No assurances can be given such that insurance will continue to be available at an acceptable cost to K2 or that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Environmental

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2005 and 2004, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s financial statements or its operations going forward.

EIFS Litigation and Claims

From 1988 through 2000, K2, through a former division, manufactured and sold an exterior wall covering product for application by contractors on commercial and residential buildings, referred to as exterior insulated finish systems (“EIFS”). In June 2000, K2 sold the assets of this division to Tyco International (US) Inc. and affiliates, including any liabilities for EIFS manufactured and installed after the sale date. K2 has not been in this building products business since June 2000. Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of December 31, 2005, K2 continues to be a defendant or co-defendant in approximately 90 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

To date, all litigation costs and settlements related to the EIFS claims and lawsuits against K2 have been paid by insurers, with the exception of immaterial deductibles and one partial payment by K2, for which adequate reserves were made, although such insurance carriers have issued “reservation of rights” letters in respect of certain claims and lawsuits. Although K2’s claims experience is still evolving and it is possible that future claims and payments may vary from management’s current expectations, K2 believes that its third party insurance will be adequate to cover the anticipated costs of all EIFS litigation.

In September 2000, 98 home owners filed suit in the district court Montgomery County, Texas against the builder of the homes, Life Forms Homes, Inc., the EIFS applicator, Fresh Coat, Inc., the EIFS distributor, Griesenbeck Architectural Products, and K2. The allegations included claims of misrepresentation, common law indemnity and violation of the Texas Deceptive Trade Practices Act (“DTPA”). In this litigation, Life Forms, Fresh Coat, Inc., and Griesenbeck Architectural Products, Inc. filed cross-claims against K2 under the same theories.

K2 timely tendered this case to its insurance carrier, which originally defended this lawsuit under a “reservation of rights” letter. In April 2004, K2 and its insurer negotiated an agreement which resulted in its insurer providing full indemnity up to applicable policy limits for all claims arising out of this litigation. In exchange for the indemnity, K2’s insurer assumed full control over the litigation and settlement negotiations. The claims by the 98 home owners were eventually settled by K2’s insurer. On November 4, 2005, the related claims against K2 by Life Forms, Fresh Coat, and Griesenbeck were tried and resulted in a jury verdict of approximately $42 million, of which $6.8 million was for “knowingly” and ‘intentionally” violating the DTPA. K2’s insurer has advised that it plans to appeal this verdict assuming a judgment is entered for this amount. Based on the agreement with its insurer to indemnify K2 on all claims as well as adequate insurance coverage and arguments that may be made on behalf of K2 on appeal, K2 does not believe this verdict will have a material adverse effect on its business, results of operations or financial condition.

While, to date, none of these EIFS proceedings have required that K2 incur substantial costs, there can be no guarantee of insurance coverage. Current and future EIFS proceedings could result in substantial costs to K2. Although K2 carries what it believes is adequate general and product liability insurance, K2 cannot assure that its insurance coverage will be adequate for all future payments, that the insured amounts will cover all future claims in excess of deductibles or that all amounts will be covered by insurance in respect of all judgments.

Intellectual Property

In January 2004, Rawlings was sued by a licensee in the U.S. District Court for the District of Maine in connection with a license agreement pursuant to which the licensee was granted an exclusive license to use certain Rawlings trademarks for the manufacture and sale of team and personal sporting-equipment bags – this lawsuit was later transferred to the U.S. District Court for the Eastern District of Missouri. In February 2004, Rawlings gave the licensee notice that it was terminating the license agreement and sued the licensee in the Missouri District Court, in which Rawlings alleged, among other things, that the licensee breached the license agreement by failing to use its “best efforts”. This license agreement was in place prior to the March 26, 2003 acquisition of Rawlings by K2 Inc. Accordingly, as a pre-acquisition contingency, K2 established a $3.0 million liability as part of its purchase price allocation of Rawlings and added $0.5 million to the liability in the fourth quarter 2004 through expense to the income statement.

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

In connection with K2’s acquisition of substantially all of the assets of Miken Composites, LLC, a business engaged in the design, selling and distribution of composite softball bats and softball-related products and accessories in the fourth quarter 2004, K2 assumed the post-acquisition damages, if any, relating to a patent lawsuit in the U.S. District Court for the District of Minnesota. In this patent lawsuit, Miken Composites, L.L.C. v. Wilson Sporting Goods Co., Miken commenced an action in April 2002 seeking a declaration that a line of softball bats manufactured by Miken does not infringe a particular patent owned by Wilson. In response, Wilson counterclaimed seeking to enjoin Miken from continuing to manufacture certain bats and seeks damages for all past alleged infringements of its patent.

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

Each of K2 and Miken has denied all material allegations and asserted various affirmative defenses in respect to Wilson’s counterclaims. The resolution of this matter will depend primarily upon contested facts, and cannot be accurately predicted. Although each of K2 and Miken believes that it has significant defenses to Wilson’s counterclaims, in the event that K2 and Miken are unsuccessful in the declaratory judgment and counterclaim actions, K2 will be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable, and may be enjoined from sales of the accused softball bats. The litigation process for this case, including any appeals, is estimated to be two to three years.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Markets and Holders

K2’s common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol “KTO.” At February 28, 2006, there were 3,256 holders of record of common stock of K2.

Common Stock Prices

The following table sets forth, for the quarters indicated, the reported high, low and closing sales prices of K2’s Common Stock, as reported by the New York Stock Exchange during K2’s two most recent fiscal years.

	Stock Prices
	High	Low	Close
2005
Fourth	$11.50	$8.81	$9.96
Third	13.64	11.17	11.51
Second	13.90	11.34	12.61
First	15.88	12.73	13.44

2004
Fourth	$17.25	$14.29	$15.88
Third	15.23	12.74	14.31
Second	16.92	13.60	15.70
First	18.50	15.13	16.03

Equity Compensation Plan Information

Information regarding K2’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled “Equity Compensation Plan Information” in K2’s Notice of Annual Meeting of Shareholders and Proxy Statement, to be filed within 120 days after K2’s fiscal year end of December 31, 2005 (the “Proxy Statement”), which information is incorporated herein by reference.

Dividends

K2 has paid no cash dividends since May 1999 nor does K2 anticipate paying any cash dividends in the foreseeable future. Under K2’s Amended and Restated Credit Facility, K2 is limited to the amount of dividends that it may issue. On the date of the issuance, K2 must not be in default, as defined by the Amended and Restated Credit Facility, and its unused availability must be equal to or greater than $50.0 million on each day for the 180 days proceeding and following the date of issuance. If such unused availability is less than $50.0 million, K2’s limit on cash dividends is $5.0 million per year. In addition, K2’s indenture governing its 7.375% senior notes due July 2014 contains certain restrictions concerning cash dividends. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital, and Note 6 of Notes to Consolidated Financial Statements for further description of K2’s credit facilities and senior note indenture.

Purchases of Equity Securities by the Issuer

K2 has an ongoing authorization, as amended, from the Board of Directors to repurchase shares of K2’s common stock or securities convertible into such stock in the open market or negotiated transactions. K2’s authorization is for up to $50 million of shares of common stock or securities convertible into such stock, subject to, among other things, the Company’s financing agreements including its credit facilities and its indenture governing its senior notes. K2 does not generally purchase stock during the “quiet periods” it has established in advance of its quarterly earnings release. In connection with an escrow arrangement related to the acquisition of Marmot in 2004, K2 canceled 15,906 shares of its stock during 2005 at par value that were held in escrow.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

K2’s Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock is:

Computershare Trust Co., Inc.

350 Indiana Street

Suite 800

Golden, Colorado 80401

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31
	2005	2004	2003	2002	2001 (a)
	(Thousands, except per share figures)
Statement of Operations Data:
Net sales	$1,313,598	$1,200,727	$718,539	$582,159	$589,519
Cost of products sold	861,955	800,678	498,620	411,620	429,338

Gross profit	451,643	400,049	219,919	170,539	160,181
Selling expenses	230,413	197,134	116,509	86,394	103,688
General and administrative expenses	147,076	121,895	71,358	56,862	55,212
Non-cash intangible impairment charges (b)	253,154	—	—	—	—

Operating income (loss)	(179,000)	81,020	32,052	27,283	1,281
Interest expense	30,352	21,449	9,950	8,966	13,631
Debt extinguishment costs (c)	—	—	6,745	—	—
Other income, net (d)	(2,840)	(246)	(2,218)	(253)	(375)

Income (loss) from operations
before provision (credit) for income taxes	(206,512)	59,817	17,575	18,570	(11,975)
Provision (credit) for income taxes	5,049	20,876	6,151	6,500	(4,271)

Net Income (loss)	$(211,561)	$38,941	$11,424	$12,070	$(7,704)

Basic earnings (loss) per share of Common Stock:
Net income (loss)	$(4.57)	$0.97	$0.46	$0.67	$(0.43)

Diluted earnings (loss) per share of Common Stock:
Net income (loss)	$(4.57)	$0.86	$0.44	$0.67	$(0.43)

Basic shares outstanding of Common Stock	46,272	40,285	24,958	17,941	17,940
Diluted shares outstanding of Common Stock (e)	46,272	49,345	28,750	17,994	17,940
Balance Sheet Data: (f)
Total current assets	$778,216	$773,156	$525,532	$323,924	$307,175
Total assets	1,190,576	1,456,365	871,871	438,410	423,400
Total current liabilities	308,788	349,175	254,761	115,302	99,422
Long-term obligations	379,720	349,347	133,261	73,007	97,828
Total debt plus off-balance sheet financing facility (g)	437,281	415,911	216,138	96,120	160,557
Shareholders’ equity	454,024	682,866	434,040	231,296	214,657

(a)	Operating income and net loss include downsizing costs totaling $18.0 million ($11.7 million net of taxes) of which $15.7 million was charged to cost of products sold and $2.3 million was charged to general and administrative expenses.
(b)	For 2005, K2 recorded a $253.2 million non-cash intangible impairment charge as a result of our annual impairment testing of goodwill and other indefinite-lived intangible assets. See Note 5 to Notes Consolidated Financial Statements.
(c)	For 2003, amount includes $4.7 million of a make-whole premium and $2.0 million for the write-off of capitalized debt costs.
(d)	For 2004 and 2003, other income includes a $0.2 million and $2.2 million gain related to the sale of the composite utility and decorative light pole product lines, respectively. See Note 3 to Notes Consolidated Financial Statements.
(e)	For 2004 and 2003, diluted shares of common stock outstanding include the dilutive impact of stock options and warrants and the assumed conversion of convertible subordinated debentures. See Note 13 to Notes to Consolidated Financial Statements.
(f)	For 2004 and 2003, the increase in balance sheet data, including total current assets, total assets, total current liabilities, long-term obligations, total debt plus off-balance sheet financing facility and shareholders’ equity was primarily attributable to K2’s acquisition activities during 2004 and 2003. See Note 2 to Notes to Consolidated Financial Statements.
(g)	Year 2001 includes debt related to an accounts receivable securitization facility that qualified for off-balance sheet treatment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in connection with the other sections of this Annual Report on Form 10-K, including Part I, “Item 1: Business”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on K2’s current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I, “Item 1A: Risk Factors”. K2’s actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any future divestitures, mergers, acquisitions or other business combinations.

K2 Inc. is a premier, branded consumer products company with a portfolio of leading brands including Shakespeare, Pflueger, Stearns, Sospenders and Hodgman in the Marine and Outdoor segment; Rawlings, Worth and Miken in the Team Sports segment; K2, Völkl, Marker, Ride and Brass Eagle in the Action Sports segment; and Adio, Marmot and Ex Officio in the Apparel and Footwear segment. K2’s diversified mix of products is used primarily in team and individual sports activities such as fishing, water sports activities, baseball, softball, alpine skiing, snowboarding and in-line skating. The Marine and Outdoor segment represented $392.2 million, or 29.9%, of K2’s 2005 consolidated net sales, the Action Sports segment represented $482.5 million, or 36.7% of 2005 consolidated net sales, the Team Sports segment had net sales of $265.2 million, or 20.2% of 2005 consolidated net sales and the Apparel and Footwear segment had net sales of $173.7 million, or 13.2% of 2005 consolidated net sales.

Overview

K2 believes that in 2005 the sporting goods market experienced a continuation of the trends of the past few years. First, the sporting goods market experienced very modest growth in wholesales sales. Second, there was a growing influence of large format sporting goods retailers and retailer buying groups as well as the consolidation of certain sporting goods retailers worldwide, all of which has resulted in a consolidation of sporting goods suppliers. Based on these market trends, K2 believes that the most successful sporting goods suppliers will be those with greater financial and other resources, including those with the ability to produce or source high-quality, low cost products and deliver these products on a timely basis, to invest in product development projects and the ability to access distribution channels with a broad array of products and brands. In addition, as the influence of large sporting goods retailers grows, K2 believes that these retailers will prefer to rely on fewer and larger sporting goods suppliers to help them manage the supply of products and the allocation of shelf space.

As a result of these market trends, K2 has embarked upon a program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products industries. K2 intends to implement its internal growth strategy by continuing to improve operating efficiencies, extending its product offerings through new product launches and maximizing its extensive distribution channels. In addition, K2 will continue to seek strategic acquisitions of other sporting goods companies with well-established brands and complementary distribution channels.

Net sales for 2005 improved 9.4% to $1.3 billion from $1.2 billion in 2004, which was up 67.1% to $1.2 billion from $718.5 million in 2003, primarily due to the acquisitions K2 completed during 2003, 2004 and 2005, as well as organic growth from most of K2’s existing brands. Gross profit percentage improved to 34.4% in 2005 from 33.3% in 2004 and 30.6% in 2003 primarily as the result of a more favorable product mix resulting from K2’s acquisitions, fewer close-out sales and continued reduced product costs associated with the China manufacturing facility. Operating loss for 2005 was $179.0 million, or (13.6%) of net sales, compared to operating income of $81.0 million, or 6.7% of net sales in 2004 and $32.1 million, or 4.5% of net sales, in 2003. The decrease was largely due to the recording of a $253.2 million non-cash intangible charge as a result of our annual testing of goodwill and other indefinite-lived intangible assets (see Note 5 to Notes to the Consolidated Financial Statements), decrease in sales of paintball products and increased other selling and general and administrative expenses, partially offset by higher sales volume and an improvement in gross profit percentage. The increase in selling, general and administrative expenses in dollars and as a percentage of sales for 2005 was primarily attributable to higher sales growth and to the seasonality associated with the acquisitions of Marmot, Völkl and Marker in mid 2004. These acquired companies have higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to lower sales volume as compared to the third and fourth quarters.

During 2005 and 2004, K2 made significant progress towards achieving its strategic objectives as follows:

•	K2 completed two acquisitions during 2005, including the following:

•	Acquisition of substantially all of the assets of Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders, and

•	Acquisition of JRC Products Limited, a business engaged in the design, selling and distribution of fishing tackle products.

•	K2 completed nine acquisitions during 2004, including the following:

•	Acquisition in a stock-for-stock exchange offer/merger transaction of Fotoball USA, Inc. (later renamed K2 Licensed Products, Inc.), a marketer and manufacturer of souvenir and promotional products, principally for team sports;

•	Acquisition of substantially all of the assets of Worr Games, businesses engaged in the design, manufacturing, selling and distribution of paintball markers and paintball-related products and accessories;

•	Acquisition of substantially all of the assets of IPI Innovations, Inc., a business engaged in the design, manufacturing, selling and distribution of gun and bow mounting systems, and other products and accessories for all-terrain vehicles;

•	Acquisition of Ex Officio, a division of The Orvis Company, Inc., a business engaged in the design, manufacture, selling and distribution of high-end travel, adventure and outdoor clothing and accessories;

•	Acquisition of Marmot, a leader in the premium technical outdoor apparel and equipment market;

•	Acquisitions of Völkl and Marker: Völkl is a well established and recognized brand in the worldwide alpine ski market and Marker has gained worldwide recognition for its patented ski-bindings; and

•	Acquisition of substantially all of the assets of Miken Composites LLC, a business engaged in the design, manufacturing, selling and distribution of composite softball bats and softball-related products and accessories.

•	The newly acquired brands along with K2’s existing brands have allowed K2 to aggregate its brand strength in complementary distribution channels in a consolidating industry characterized by large format sporting goods retailers and retail buying groups.

•	The newly acquired brands have helped K2 strengthen its customer relationships.

•	K2 has continued to leverage its China manufacturing and Asian product sourcing capabilities. In the past two years, K2 increased the capacity of its China operations and increased the size of its sourcing group to accommodate the product needs of its acquisitions and existing companies.

•	K2 introduced a number of new products during 2004 and 2005 in the sporting goods markets as a means to drive organic growth.

•	K2 continued to focus on cost reduction initiatives by relocating the manufacturing of K2 branded products to K2’s China facilities.

•	K2 established the K2 Merchandising group to improve the marketing of K2 products and strengthen K2’s relationships with its retailers.

•	K2 completed a restructuring of its debt and equity through the private placement of $200.0 million of senior notes in July 2004, the replacement of K2’s revolving credit facility with an amended and restated revolving credit facility of $250.0 million in July 2004 (which was amended and restated in February 2006 to extend the maturity to 2011 with reduced pricing and increased flexibility), and the public offering of $99.2 million of common stock in 2004. These new sources of capital replaced higher interest borrowings and provided K2 more opportunity and flexibility to make progress towards its strategic objectives.

Matters Affecting Comparability

Operating Segments.    K2 classifies its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear. The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Team Sports segment includes baseball and softball products and K2 Licensed Products. The Action Sports segment includes skis, bindings, snowboards, snowshoes, in-line skates and paintball products. The Apparel and Footwear segment includes skateboard shoes and apparel, technical apparel and equipment and outdoor and adventure travel apparel.

Acquisitions.    The consolidated statements of operations for 2005 include the operating results of each of the businesses acquired in 2004, however the 2004 results include less than a full twelve months of results of K2 Licensed Products, which was acquired by K2 on January 23, 2004, Worr Games and IPI, both of which were acquired by K2 on April 19, 2004, Ex Officio, which was acquired by K2 on May 12, 2004, Marmot, which was acquired by K2 on June 30, 2004 and Völkl and Marker, both of which were acquired on July 7, 2004.

Net sales from acquisitions completed by K2 on or subsequent to December 31, 2004 accounted for $15.1 million of net sales for 2005. Net sales for the period from January 1, 2005 through the earlier of the one year anniversary date of acquisition or December 31, 2005 for acquisitions completed by K2 in 2004 and 2005 which either did not have operations in 2004 or which did not have a full twelve months of operations in 2004 accounted for $102.7 million of net sales for 2005. For further discussion of K2’s acquisition activities see Note 2 of the Notes to Consolidated Financial Statements.

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

Consolidated Results of Operations

The following table sets forth selected financial data and certain ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003:

				2005 vs. 2004 Increase/(Decrease)			2004 vs. 2003 Increase/(Decrease)
	2005	2004	2003	$	%		$	%
Net sales	$1,313.6	$1,200.7	$718.5	$112.9	9.4%		$482.2	67.1%
Gross profit	451.6	400.0	219.9	51.6	12.9%		180.1	81.9%
Operating income (loss) (a)	(179.0)	81.0	32.1	(260.0)	(321.0%	)	48.9	152.3%
Net income (loss) (b)	(211.6)	38.9	11.4	(250.5)	(644.0%	)	27.5	241.2%

Diluted earnings (loss) per share	$(4.57)	$0.86	$0.44	$(5.43)	(631.4%	)	$0.42	95.5%

Expressed as a percentage of net sales:
Gross margin (c)	34.4%	33.3%	30.6%
Selling, general and administrative expense	28.7%	26.6%	26.2%
Non-cash intangible charges	19.3%	0.0%	0.0%
Operating margin (d)	-13.6%	6.7%	4.5%

(a)	Operating loss for 2005 includes $253.2 million in non-cash intangible charges as discussed in Note 5 in the Notes to Consolidated Financial Statements.
(b)	Net income for 2003 includes $6.7 million ($4.4 million net of taxes) for debt extinguishment costs as discussed in Matters Affecting Comparability above.
(c)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Statements of Operations.
(d)	Operating Margin is defined as operating income (loss) divided by net sales as presented in the Consolidated Statements of Operations.

Downsizing and Restructuring Activities

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

Review of Operations: Comparison of 2005 to 2004

Net sales increased to $1.3 billion from $1.2 billion in the prior year. Net loss was $211.6 million, or ($4.57) per diluted share, as compared to net income of $38.9 million, or $0.86 per diluted share, in the prior year. The 2005 net loss includes a non-cash intangible charge of $243.0 million, net of taxes.

Net Sales.    In the Marine and Outdoor segment, net sales increased to $392.2 million in 2005 as compared with $336.9 million in 2004. The overall improvement in net sales during 2005 resulted from increased sales of

Shakespeare fishing tackle products of $28.3 million, higher sales of Stearns products of $33.0 million, including new sales of Sospenders flotation devices, which was acquired in the fourth quarter of 2004 and new sales of Hodgman wader products, which was acquired in the second quarter of 2005, partially offset by lower sales of Shakespeare monofilament products of $6.0 million. The increase in sales of Shakespeare fishing tackle products reflected growth in the sales of Pflueger reels, kits and combos, fish line, military antennas and new sales of All-Star rods, which was acquired in the second quarter of 2004. Increased sales of Stearns outdoor products reflected higher demand for children’s flotation products, water-ski vests, inflatables, rainwear and ATV accessories.

In the Action Sports segment, net sales decreased to $482.5 million as compared to $502.7 million in 2004. The decrease is primarily the result of lower sales of paintball products of $24.2 million, snowboards of $15.7 million, in-line skates of $11.7 million and bikes of $4.4 million, which was licensed in the third quarter of 2005, partially offset by the acquisitions of Völkl and Marker in July 2004 and the increase in net sales of K2 skis of $14.6 million. The decline in sales of paintball products, snowboards and in-line skates reflects soft consumer demand in the industry. In the event that consumer demand continues to remain soft for paintball products, this could have a significant negative impact on net sales, gross profits and operating income in future periods for the Action Sports segment.

Net sales of the Team Sports segment improved to $265.2 million for 2005 as compared to $250.4 million in 2004. The improvement was due to new sales of Miken softball bats, which was acquired in the fourth quarter of 2004 and higher sales of baseballs of $5.2 million, gloves of $2.4 million and team apparel of $1.5 million, partially offset by lower sales of Worth metal softball bats of $2.5 million, Rawlings basketballs of $1.7 million and K2 Licensed Products of $0.8 million.

Net sales of the Apparel and Footwear segment improved to $173.7 million in 2005 as compared to $110.7 million in 2004. The increase in net sales from 2004 is the result of the acquisitions of Ex Officio in May 2004 and Marmot on June 30, 2004 which had combined net sales of $41.6 million for K2 in the first six months of 2005, as well as higher sales of skateboard shoes and apparel of $19.8 million. The increase in sales of skateboard shoes and apparel was mainly due to increased sales of Adio branded product.

K2’s international operations (operating locations outside of the United States) represented $357.8 million, or 27.2% of K2’s consolidated net sales in 2005 as compared to $329.6 million, or 27.5% of K2’s consolidated net sales for 2004. The increase in net sales from international operations was primarily due to the acquisitions of Marmot and Völkl and Marker in mid 2004 which had 2005 six months of net sales from international operations of $28.4 million. These increases were partially offset by lower sales of in-line skates of $10.1 million and snowboards of $2.7 million.

Gross profit.    Gross profit for 2005 was $451.6 million, or 34.4% of net sales, as compared with $400.0 million, or 33.3% of net sales in 2004. The improvement in gross profit dollars for the 2005 period was attributable to the increase in sales volume in 2005 and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was primarily due to higher gross margins in the Team Sports segment as compared to 2004 and higher gross margin product sales resulting from K2’s acquisitions completed during or after the 2004 second quarter, particularly the acquisitions of Marmot and Ex Officio in the Apparel and Footwear segment.

Costs and Expenses. Selling expenses for 2005 were $230.4 million, or 17.5% of net sales, as compared with $197.1 million, or 16.4% of net sales, in 2004. General and administrative expenses for 2005 were $147.1 million, or 11.2% of net sales, as compared with $121.9 million, or 10.2% of net sales, in 2004. The increase in selling expenses in dollars was attributable to the increase in sales volume for 2005 as compared to the prior year and acquisitions completed at the end of or after the 2004 second quarter by K2 which resulted in additional selling expenses of $21.5 million. The increase in selling, general and administrative expenses in dollars and as a percentage of sales for 2005 was primarily attributable to higher sales growth and to the seasonality associated with the acquisitions of Marmot, Völkl and Marker in mid 2004. These acquired companies have higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to lower sales volume as compared to the third and fourth quarters.

In performing K2’s annual impairment test of indefinite-lived intangible assets in accordance with Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), K2 determined that the carrying value of certain indefinite-lived intangible assets associated with its Action Sports and Team Sports segments exceeded their estimated fair values. Consequently, K2 recorded non-cash intangible impairment charges of $28.8 million. Additionally, in performing the annual testing of goodwill in accordance with SFAS No. 142, K2 determined that impairment existed for each of the following reporting units in an amount equal to the carrying value of its goodwill, or $43.2 million for Brass Eagle, $101.1 million for Action Sports and $80.1 million for Team Sports and thus recorded non-cash intangible charges for those amounts. See Note 5 in the Notes to Consolidated Financial Statements for further details.

Operating Income or Loss.    Operating loss for 2005 was $179.0 million, or (13.6%) of net sales, as compared to operating income of $81.0 million, or 6.7% of net sales, in 2004. The decrease in operating income was due to the increase in selling, general and administrative expenses as discussed above and the non-cash intangible charge of $253.2 million, partially offset by higher sales volume and gross profit in 2005 as compared to 2004.

K2’s international operations (operating locations outside of the United States) had an operating loss of $17.2 million for 2005 as compared with operating income of $38.6 million for 2004. The loss was primarily due to the non-cash intangible charge of $54.3 million related to international operations.

Interest Expense.    Interest expense was $30.4 million in 2005 as compared to $21.4 million in 2004. The increase in interest expense for 2005 was primarily attributable to higher average borrowing levels during the 2005 as compared to 2004. Borrowings on average were higher in 2005 due to borrowings made to fund acquisitions and the seasonal working capital requirements of businesses acquired during 2004. Higher inventories as expected at Stearns and Rawlings also contributed to the increased average borrowings.

Income Taxes.    During 2005, K2 had income tax expense of $5.0 million on a pre-tax loss of $206.5 million as compared to income tax expense of $20.7 million on pretax income of $59.9 million during 2004. The 2005 expense was less than the expected benefit from the pretax loss due to the impairment of goodwill which is not deductible for tax purposes. The expense was also impacted by K2 establishing a valuation allowance against certain of its deferred tax assets in each jurisdiction where it can not conclude that it is more likely than not that such assets will be realized. The resultant $5.0 million of 2005 income tax expense consists primarily of foreign taxes which were largely not affected by the impairment.

Segment information.    Total segment operating loss (before interest expense, corporate expenses, the gain on the sale of the composite utility and decorative light poles and related product lines and income taxes) was $163.4 in 2005 compared to an operating profit of $95.1 million in 2004. See Note 14, “Segment Information” in the Notes to Consolidated Financial Statements for the calculation of segment operating profit (loss).

In the Marine and Outdoor segment, operating profit improved to $50.3 million in 2005 as compared with an operating profit of $42.4 million in 2004. The increase in operating profit was mainly due to an increase in sales volume and a decrease in selling, general and administrative expenses as a percentage of net sales.

In the Action Sports segment, operating loss was $147.4 million in 2005 as compared to an operating profit of $39.3 million in 2004. The decrease was due to a non-cash intangible charge of $168.3 million, decreased sales of paintball products, snowboards, in-line skates and bikes (which business was licensed to a third party in third quarter 2005), partially offset by the acquisitions of Völkl and Marker in mid 2004 and the increase in net sales of K2 skis. Selling, general and administrative expenses also increased as a percentage of net sales largely due to the decline in paintball, and to the seasonality associated with the acquisitions of Völkl and Marker in mid 2004.

In the Team Sports segment, operating loss was $82.0 million in 2005 as compared to an operating profit of $2.4 million in 2004. The decrease was due to a non-cash intangible charge of $84.9 million, higher non-cash amortization charges of intangibles, and lower gross margins and higher selling, general and administrative expenses at K2 Licensed Products, partially offset by increased sales volume largely for the new sales for Miken bats, which was acquired in the fourth quarter of 2004 and an increase in gross profit margin as a percentage of sales.

In the Apparel and Footwear segment, operating profit was $15.7 million in 2005 as compared to $11.0 million in 2004. The improvement in operating profit dollars was attributable to the acquisitions of Marmot in June 2004 and Ex Officio in May 2004, which resulted in increased sales volume and higher gross margins during 2005, which included a full twelve months of operations of such acquisitions. The decline in operating profits in percentage terms is due to higher selling, general and administrative expenses due to the seasonality associated with the acquisition of Marmot in June 2004. Marmot has higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to lower sales volume as compared to the third and fourth quarters. Growth in Adio branded Apparel and Footwear sales also contributed to the increased sales volume.

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

In the Team Sports segment, net sales for 2004 were $250.4 million as compared with $116.9 million in 2003. The increase from 2003 is primarily due to the acquisitions of Rawlings at the end of the 2003 first quarter, Worth at the end of the 2003 third quarter and K2 Licensed Products in January 2004, resulting in additional net sales of $93.5 million, $27.8 million and $29.2 million, respectively.

In the Apparel and Footwear segment, net sales for 2004 were $110.7 million as compared with $30.6 million in 2003. The increase in net sales from 2003 is the result of the acquisitions of Ex Officio and Marmot in 2004 which had combined sales of $64.2 million for K2 in 2004 as well as higher sales of skateboard shoes and apparel of $15.9 million. The increase in sales of skateboard shoes and apparel reflects the strong sell through of the Adio shoe brand and an expanded retail distribution network.

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

General and administrative expenses for 2004 were $121.9 million, or 10.2% of net sales, compared with $71.4 million, or 9.9% of net sales, in 2003. The increase in general and administrative expenses in dollars for 2004 was primarily attributable to higher sales volume during the 2004 period and acquisitions made by K2 which resulted in additional general and administrative expenses of $35.3 million. In addition, K2 incurred higher amortization costs on intangible assets of $1.6 million as the result of K2’s acquisition activities in 2003 and 2004, and $2.1 million in higher external professional fees related to K2’s compliance with section 404 of the Sarbanes-Oxley Act. In addition, translated general and administrative expenses for international locations were $1.2 million higher as a result of stronger foreign currencies relative to the U.S. dollar as compared to 2003.

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

Income taxes.    The effective income tax rate for 2004 was 34.9 % and for 2003 was 35.0%.

Segment information.    Total segment operating profit (before interest expense, corporate expenses, the gain on the sale of the composite utility and decorative light poles and related product lines, debt extinguishment costs and income taxes) improved to $95.1 million in 2004 from $37.9 million in 2003. See Note 14, “Segment Information” in the Notes to Consolidated Financial Statements for the calculation of segment operating profit.

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

In the Team Sports segment, an operating profit of $2.4 million was reported in 2004 as compared to an operating loss of $12.1 million in 2003. The improvement in operating profit was attributable to a full year of operating results of Rawlings and Worth, which were acquired by K2 in March 2003 and September 2003, respectively. In addition the acquisition of K2 Licensed Products in January 2004 contributed to the improvement in operating profit. Partially offsetting these improvements was a $1.1 million increase in amortization expense of intangible assets which was a direct result of K2’s acquisitions in this segment during 2003 and 2004. K2’s other acquisition in this segment during 2004 did not have a significant impact on operating profit during 2004.

In the Apparel and Footwear segment, operating profit was $11.0 million in 2004 as compared to an operating profit of $0.9 million in 2003. The improvement in operating profit was attributable to the acquisitions of Marmot in June 2004 and Ex Officio in May 2004, which resulted in increases sales volume and higher gross margins during 2004. In addition, operating profit generated by skateboard shoes and apparel improved due to increased sales volume and improved gross margins as the result of fewer close-out sales. Partially offsetting these improvements was a $1.5 million increase in amortization expense of intangible assets which was a direct result of K2’s acquisitions in this segment during 2004. The operating profit for 2004 includes the results of the acquisitions of Marmot in June 2004. Marmot is a highly seasonal business that is profitable in the third and fourth quarters and normally generates losses in the first and second quarters of the year.

Liquidity and Sources of Capital

Cash Flow Activity

K2’s operating activities provided $16.6 million of cash in 2005 as compared to $13.8 million during 2004. The increase in cash provided from operations during 2005 was primarily attributable to a decrease in the usage of cash for accounts receivable ($11.2 million in 2005 compared to $102.7 million in 2004) partly offset by the following: an increase in inventories of $31.5 million in 2005 compared to an $8.2 million decrease in 2004; a decrease in payroll and other accrued liabilities of $12.9 million compared to an increase of $27.0 million in 2004.

Net cash used for investing activities was $51.6 million in 2005 as compared to $217.2 million during 2004. The lower use of cash in 2005 as compared to 2004 was primarily due to a decrease in cash used for acquisitions from $175.8 million in the prior year to $16.5 million in the current year.

Net cash provided by financing activities in 2005 was $21.7 million as compared with $207.4 million during 2004. The greater amount of cash provided by financing activities during 2004 was due primarily to $200.0 million of gross proceeds received from the issuance of senior notes and $93.6 million of net proceeds received from the issuance of equity.

Capital Structure and Resources

K2’s principal long-term borrowing facility is a $250.0 million revolving credit facility (“Facility”), secured by all of K2’s assets in the United States, Canada and England. Total availability under the Facility is determined by a borrowing formula based on eligible trade receivables and inventory and defined advance rates. The Facility is expandable to $350.0 million, subject to certain conditions, and has a $100.0 million limit for the issuance of letters of credit. On February 21, 2006, K2 amended and restated its Facility, which extends the expiration date to February 21, 2011. Additionally, the amended and restated Facility provides reduced pricing on borrowings and fees on unused commitments and provides more favorable covenants, including, among others, those relating to financial reporting, sale or disposition of assets, incurrence of other indebtedness, permitted investments and restricted payments or dividends.

At December 31, 2005, there were $95.3 million of borrowings outstanding under the Facility, $8.3 million of outstanding letter of credit issuances (consisting of $8.1 million of standby letters of credit and $0.2 million of trade letters of credit which expire over the next 12 months) and $145.3 million of available borrowing capacity. At December 31, 2005, K2 also had outstanding $25.0 million of 7.25% convertible subordinated debentures due March 2010, $75.0 million of 5.00% convertible senior debentures due June 2010 and $200.0 million of 7.375% senior notes due July 2014. At December 31, 2005, K2 had $43.0 million outstanding under various foreign lending arrangements.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings, contractual obligations and long-term liabilities of K2 at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt (1)	$413,982	$3,265	$6,007	$101,420	$303,290
Operating leases (2)	78,972	19,237	23,376	15,438	20,921
Licensing arrangements (3)	7,097	3,901	2,876	320	—
Endorsement and sponsorship arrangements (4)	7,139	4,797	2,119	223	—
Pension contributions (5)	1,280	1,280	—	—	—

Total contractual cash obligations	$508,470	$32,480	$34,378	$117,401	$324,211

(1)	Includes principal payments contractually outstanding under K2’s lending arrangements. See Note 6 to Notes to Consolidated Financial Statements, for additional information on K2’s long-term debt obligations.

(2)	See Note 8 to Notes to Consolidated Financial Statements for additional information on K2’s operating leases.
(3)	In the ordinary course of business, K2 enters into licensing arrangements whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.
(4)	In the ordinary course of business, K2 enters into endorsement and sponsorship contracts with athletes whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.
(5)	These amounts include estimated contributions for K2’s pension plans. See Note 9 to Notes to Consolidated Financial Statements, for additional information on K2’s pension plans.

In addition to the amounts listed in the above table, K2 also has interest payment and fee obligations related to the long term debt as follows at December 31, 2005 (see also Note 6 to Notes of Consolidated Financial Statements):

•	Outstanding borrowings of $95.3 million under its $250 million secured bank revolving credit line due February 21, 2011 with interest payments due at LIBOR plus 1.125% to 1.875% or at the prime rate and a commitment fee of 0.25% on the unused portion.

•	$75 million convertible debentures, due June 15, 2010 with semi-annual interest payable at 5.00%.

•	$25 million convertible subordinated debentures, due March 3, 2010 with quarterly interest payable at 7.25%.

•	$200 million senior notes, due July 1, 2014 with semi-annual interest payable at 7.375%.

•	Outstanding long term debt of $18.7 million under various foreign lending arrangements of which $3.3 million was due within one year. Interest rates on these borrowings range from 0% to 7.25%.

K2 believes that the credit available under the Facility, together with cash flow from operations, will be sufficient for K2’s business needs during 2006. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Facility. In addition, K2’s $200.0 million senior notes and $25.0 million convertible subordinated debentures place limitations on the incurrence of indebtedness by K2.

Off-Balance Sheet Arrangements

K2 did not enter into any off-balance sheet arrangements during 2005 or 2004, nor did K2 have any off-balance sheet arrangements outstanding at December 31, 2005 or 2004.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2005 and 2004, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the remediation costs as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s financial statements or its operations going forward.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.” SFAS No. 123 (Revised) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The impact on K2’s net income (loss) will include the remaining amortization of the fair value of existing options currently disclosed as pro forma expense in Note 1 and is contingent upon the number of future options granted, the selected transition method and the selection of either the Black-Scholes or the binominal lattice model for valuing options.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”. SFAS No. 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS 133. Further, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of SFAS No. 155 is for those instruments acquired or issued after the beginning of our fiscal year 2007. The company is currently evaluating the provisions of SFAS No. 155 to determine the impact on its consolidated financial statements.

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

Long-Lived and Finite-Lived Intangible Assets

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

K2 determined there was no material impairment of long-lived assets as of December 31, 2005. However, future indicators or impairment tests of intangible assets with finite lives could result in a charge to earnings. K2 will continue to evaluate intangible assets on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements, trademarks and non-compete arrangements which have weighted average useful lives of approximately 8 years, 8 years, 7 years, 7 years and 4 years, respectively.

Indefinite-Lived Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that a likely impairment exists. The impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques.

For indefinite-lived assets other than goodwill, the impairment test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In valuing its indefinite-lived intangible assets, K2 uses the royalty savings method. Under this method, the value of the asset is a function of the projected revenues attributable to the products utilizing the asset, the royalty rate that would hypothetically be charged by a licensor of the asset to a licensee and an appropriate discount rate to reflect the inherent risk of the projected cash flows.

In performing its impairment test of indefinite-lived intangible assets, K2 determined that the carrying value of certain indefinite-lived intangible assets associated with its Action Sports and Team Sports segments exceeded their estimated fair values. Consequently, K2 recorded impairment charges of $28.8 million for the year ended December 31, 2005.

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

K2 determined in accordance with SFAS No. 142 that K2’s segments meet the criteria for aggregation and therefore performed its analysis at the reporting segment level except for Brass Eagle. Brass Eagle is determined to be a component that is economically dissimilar enough to be considered a Reporting Unit under SFAS No. 142 and therefore subject to separate goodwill testing from the Marine and Outdoor, Action Sports, Team Sports and Apparel and Footwear Reporting Units. The fair value of K2’s reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses K2’s estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that K2 uses to manage the underlying businesses. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions. The weighting that K2 applied to each of the income and market approaches was based on the data available and specific facts and circumstances surrounding each reporting unit.

In performing the fiscal 2005 annual test, K2 assumed an income tax rate of 35% for all reporting units and a discount rate of 11% for all reporting units, except Brass Eagle for which a 12% discount rate was assumed. K2 assumed the following long-term sales growth rates for each of the reporting units: Marine and Outdoor 0%; Action Sports 2%; Team Sports 2%; Apparel and Footwear 5%; and Brass Eagle 1%.

Because the trading value of K2’s shares indicated a level of equity market capitalization below its book value at the time of the application of the impairment test, there was indication that one or more of K2’s reporting units would fail the first step of the goodwill impairment test. In performing the first step of the goodwill impairment test, K2 determined that there was an indicator of impairment in the Brass Eagle, Action Sports and Team Sports reporting units, because the carrying value of each of these reporting units exceeded their estimated fair value. The excess of the carrying value over the estimated fair value of the Brass Eagle reporting unit was primarily due to the significant decline in the paintball market leading to lower expected future cash flows for the business. The excess of the carrying value over the estimated fair value of the Action Sports and Team Sports reporting unit was due to lower expected future cash flows for those reporting units. The lower expected cash flows have led to a larger difference in valuations between the income approach and the market approaches used to determine fair value. Due to the larger variance in valuations, K2 placed 100% weighting on the income approach valuation for the Brass Eagle, Action Sports and Team Sports reporting units compared to an equal weighting which had been used in previous years.

In performing the second step of the goodwill impairment test, K2 allocated the estimated fair values of the Brass Eagle, Action Sports and Team Sports reporting units determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with SFAS No. 141 “Business Combinations.” K2 measured the impairment for each of the reporting units to be equal to the carrying value of its goodwill, or $43.2 million for Brass Eagle, $101.1 million for Action Sports and $80.1 million for Team Sports.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. K2’s estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, weighting of valuation methods, technological change, economic conditions, or changes to K2’s business operations. Such changes may result in impairment charges recorded in future periods.

At December 31, 2005, K2 believes that it was in compliance with all of its requirements under its debt agreements.

Income Taxes

Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years, (ii) future reversals of existing taxable temporary differences, (iii) tax planning strategies, and (iv) future taxable income, exclusive of reversing temporary differences and carryovers. K2 has established a valuation allowance against its deferred tax assets in each jurisdiction where it can not conclude that it is more likely than not that such assets will be realized. In the event that actual results differ from these estimates or we adjust these estimates in future periods, K2 may need to establish an additional valuation allowance which would result in an increase to income tax expense.

K2 is subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of our business there are calculations and transactions, including transfer pricing, where the ultimate tax determination is uncertain. K2 believes that it has adequately provided for income tax issues not yet resolved with federal, state, and foreign tax authorities. However, if these provided amounts prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which we determine that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense would result.

Pensions

K2 sponsors a non-contributory defined benefit pension plan that covers approximately 750 of its domestic employees. Benefits are generally based on years of service and the employee’s highest average compensation for five consecutive years during the years of credited service. Benefit formulas for prior service vary for different divisions. Contributions are intended to provide for benefits attributable to service to date and service expected to be provided in the future. K2 funds this plan in accordance with the Employee Retirement Income Security Act of 1974.

Effective August 31, 2004, the domestic pension plan (the “K2 Pension Plan”) was amended to freeze the accrual of future benefits for all of the employees, except for about 20 employees subject to a collective bargaining agreement. This resulted in active participants no longer accruing benefits under the plan. Participants will remain eligible to receive benefits they have earned under the plan through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plan. Such employees subject to a collective bargaining agreement will continue to accrue a benefit until September 16, 2006. The impact of this plan change on K2’s benefit costs is a one-time recognized curtailment loss of $0.4 million in the 2004 third quarter. The impact on future benefit costs is the elimination of the service cost and an $8.0 million reduction of the projected benefit obligation for future pay increases. This plan change has further resulted in an estimated reduction in net periodic pension costs for the 2005 year of $2.8 million.

K2 also has a pension plan which covered certain employees of the Simplex Building Products division which K2 sold in 2000. This plan is referred to as the “Simplex UAW Pension Plan.” This plan was merged with the “K2 Pension Plan” as of December 31, 2005. The disclosures that follow also include this plan as of December 31, 2004.

In addition to the plans discussed above, K2 also had five smaller defined benefit plans in the United Kingdom and in Germany (“foreign plans”). The four foreign plans in Germany are attributable to the acquisitions of Völkl and Marker on July 7, 2004. K2 recorded pension expense for the plans in Germany beginning with the date of the acquisitions.

Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on current market interest rates of long-term bonds as of December 31, 2005. There is no salary growth assumption on the domestic plan for the future due to the freezing of the plan on August 31, 2004, whereby no additional benefits will accrue. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary.

As of December 31, 2005, K2’s assumption related to the discount rate was 5.67% as of December 31, 2005 compared to 5.75% as of December 31, 2004. The expected return on assets assumption for 2005 and 2004 was 8.25%. During the year ended December 31, 2005, K2 made contributions totaling $4.9 million to the plan.

As of December 31, 2005, K2’s assumptions on the foreign plans related to the discount rate, projected compensation increases and expected return on assets were 4.46%, 4.16% and 4.52%, respectively compared to 4.78%, 4.16% and 4.61%, respectively, as of December 31, 2004. During the year ended December 31, 2005, K2 made contributions totaling $1.4 million to the foreign plans.

Domestic plan pension expense for the 2004 year was approximately $0.1 million lower than the 2003 year. The 2004 decrease in pension expense was primarily attributable to the following: the plan freeze on August 31, 2004 resulting in a reduction in expense of approximately $0.6 million; better than expected 2003 asset returns resulting in a reduction to expense of approximately $0.3 million; all of which were offset by an increase in pension expense of approximately $0.8 million due to changes in assumptions regarding the discount rate, expected return on assets, mortality rates, administrative expenses and changes in participant demographics.

Domestic plan pension expense for the 2005 year was approximately $2.5 million lower than the 2004 year. The 2005 decrease in pension expense was primarily attributable to the following: the plan freeze on August 31, 2004 resulting in a reduction in expense of approximately $2.8 million; better than expected 2004 asset returns resulting in a reduction to expense of approximately $0.1 million, and an offsetting increase of $0.4 million for a change in discount rate from 6.25% to 5.75% and changes in participant demographics.

For 2006, domestic plan pension expense is estimated to be approximately $1.1 million, an increase of $0.4 million from the 2005 year. This increase in expense is attributable to the following: a $0.3 million increase in expense due to worse than expected asset returns during 2005; a $0.2 million increase in expense due to a change in expected return on asset for 2006 from 8.25% to 7.75%; $0.2 million increase for lower expected contributions in 2006; $0.1 million increase due to a change in discount rate from 5.75% to 5.67%, all of which are expected to be offset by a $0.4 million decrease due to demographic and miscellaneous changes. K2 estimates a required cash contribution of approximately $0.1 million to the plans in 2006.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the domestic pension plan exceeded the fair value of the assets of the plan by $20.4 million and $22.5 million at December 31, 2005 and 2004, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to accumulated other comprehensive income, a component of K2’s shareholders’ equity, of $16.6 million ($11.5 million, net of taxes) at December 31, 2005. Based on this amount recorded, K2 had $20.4 million and $22.5 million, of net pension liabilities as of December 31, 2005 and 2004, respectively, consisting of $20.4 and $22.5 million, respectively, in asset shortfalls. As of December 31, 2005, K2 treated $0.1 million of the pension liability as current and $20.3 million as long-term as K2 estimates contributions totaling $0.1 million to be made to the plans during the year ended December 31, 2006.

Pension expense related to the foreign plans for the 2005 year was approximately $0.3 million higher than the 2004 year. The 2005 increase in pension expense was primarily attributable to the following, which reflects the addition of German plans during 2004: a $0.1 million increase in service cost, a $0.3 million increase in interest cost, partially offset by a $0.1 million increase in asset returns. For 2006, pension expense is estimated to be approximately $0.7 million, which is consistent with the 2005 year. K2 estimates a required cash contribution of approximately $1.2 million to the foreign plans in 2006.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the foreign pension plans exceeded the fair value of the assets of the plans by $7.8 million and $8.5 million as of December 31, 2005 and 2004, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to accumulated other comprehensive income, a component of K2’s shareholders’ equity, of $1.6 million ($1.3 million, net of taxes) as of December 31, 2005. Based on this amount recorded, K2 had $7.8 million and $8.5 million, of net pension liabilities as of December 31, 2005 and 2004, respectively, consisting of $7.8 and $8.5 million, respectively, in asset shortfalls. As of December 31, 2005, K2 treated $1.2 million of the pension liability as current and $6.6 million as long-term as K2 estimates contributions totaling $1.2 million to be made to the plans during the year ended December 31, 2006.

Foreign Currency Translation

The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into U.S. dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the period. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from period to period have been reported in the accumulated other comprehensive income or loss account in shareholders’ equity. To the extent assets and liabilities of the foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in the accumulated other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than those related to intercompany accounts and investments deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Foreign Currency and Derivatives

K2 is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates can have on the reported results in the consolidated financial statements due to the translation of the operating results and financial position of K2’s international subsidiaries. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over annual time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At December 31, 2005, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $51.5 million.

A majority of K2’s products are either manufactured in K2’s China manufacturing facility or sourced from Chinese suppliers, which requires the use of Yuan as the form of payment for labor, raw materials, supplies, overhead, transportation and facilities costs. In July 2005, the Chinese government announced that it would let the Yuan’s value float relative to other currencies within a narrow band and increased the Yuan’s value versus the U.S. Dollar by two percent. Should the Yuan continue to strengthen against the U.S. dollar, this could have a negative impact on K2’s future results of operations in the event K2 is unable to pass on the impact of the rising costs to its customers.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected first quarter 2006 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increase materials costs would likely be partially offset by a positive impact on revenues due to K2’s sales internationally and the conversion of those international sales to U.S. dollars.

Interest Rates

K2 is also exposed to interest rate risk in connection with its borrowings under the revolving bank credit facility and term loan which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. K2 is also exposed to inherent rate risk in connection with its foreign credit lines. For the $100 million of convertible debentures, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of December 31, 2005, K2 had $300 million in principal amount of fixed rate debt represented by the convertible debentures and senior notes and $138.3 million of variable rate debt represented by borrowings under the revolving credit facilities and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of December 31, 2005, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.4 million on an annual basis. At December 31, 2005, up to $145.3 million of variable rate borrowings were available under K2’s $250 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. December 31, 2005, K2 had no such derivative financial instruments outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

K2 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2005	2004	2003
	(Thousands, except per share figures)
Net sales	$1,313,598	$1,200,727	$718,539
Cost of products sold	861,955	800,678	498,620

Gross profit	451,643	400,049	219,919
Selling expenses	230,413	197,134	116,509
General and administrative expenses	147,076	121,895	71,358
Non-cash intangible impairment charges	253,154	—	—

Operating income (loss)	(179,000)	81,020	32,052
Interest expense	30,352	21,449	9,950
Debt extinguishment costs	—	—	6,745
Other income, net	(2,840)	(246)	(2,218)

Income (loss) before provision for income taxes	(206,512)	59,817	17,575
Provision for income taxes	5,049	20,876	6,151

Net income (loss)	$(211,561)	$38,941	$11,424

Basic earnings (loss) per share of Common Stock:	$(4.57)	$0.97	$0.46

Diluted earnings (loss) per share of Common Stock:	$(4.57)	$0.86	$0.44

Basic shares outstanding of Common Stock	46,272	40,285	24,958
Diluted shares outstanding of Common Stock	46,272	49,345	28,750

See notes to consolidated financial statements

K2 INC.
CONSOLIDATED BALANCE SHEETS
	At December 31
	2005	2004
	(Thousands, except number of shares)
Assets
Current Assets
Cash and cash equivalents	$11,797	$25,633
Accounts receivable, less allowances for doubtful accounts of $15,922 (2005) and $14,895 (2004)	380,442	369,914
Inventories, net	359,028	325,125
Deferred income taxes	5,044	29,709
Prepaid expenses and other current assets	21,905	22,775

Total current assets	778,216	773,156
Property, Plant and Equipment
Land and land improvements	4,651	6,794
Buildings and leasehold improvements	69,251	55,900
Machinery and equipment	217,882	204,651
Construction in progress	3,418	5,614

	295,202	272,959
Less allowance for depreciation and amortization	151,147	131,995

	144,055	140,964
Other Assets
Goodwill	107,027	349,760
Tradenames	117,001	137,329
Other intangible assets, net	19,988	21,276
Deferred income taxes	—	7,506
Other	24,289	26,374

Total Assets	$1,190,576	$1,456,365

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$24,296	$31,490
Accounts payable	93,470	103,158
Income taxes payable	31,946	28,386
Accrued payroll and related	40,555	67,443
Other accruals	85,256	83,624
Current portion of long-term debt	33,265	35,074

Total current liabilities	308,788	349,175
Long-term pension liabilities	26,758	16,854
Long-term debt	280,717	250,812
Deferred income taxes	21,286	58,123
Convertible subordinated debentures	99,003	98,535
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 110,000,000 in 2005 and 2004 issued shares—47,663,227 in 2005 and 47,543,108 in 2004	47,663	47,543
Additional paid-in capital	503,624	502,322
Retained earnings (deficit)	(65,003)	146,558
Treasury shares at cost, 763,140 in 2005 and 747,234 in 2004	(9,360)	(9,107)
Accumulated other comprehensive loss	(22,900)	(4,450)

Total Shareholders’ Equity	454,024	682,866

Total Liabilities and Shareholders’ Equity	$1,190,576	$1,456,365

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional paid-in capital	Retained earnings (deficit)	Employee Stock Ownership Plan and stock option loans	Treasury shares, at cost	Accumulated other comprehensive loss	Total

	(Thousands)
Balance at December 31, 2002	$18,679	$143,365	$96,193	($1,380)	($9,107)	($16,454)	$231,296
Net income for the year 2003			11,424				11,424
Translation adjustments						7,947	7,947
Change in additional minimum pension liability, net of $189 in taxes						(351)	(351)
Net unrealized loss on derivative instruments, net of $908 in taxes						(1,687)	(1,687)

Comprehensive income							17,333
Shares issued in connection with acquisitions	14,250	156,284					170,534
Value of warrants issued in connection with issuance of convertible subordinated debentures		2,303					2,303
Exercise of stock options	1,218	7,990					9,208
Income tax benefit on stock option exercises		3,200					3,200
Employee Stock Ownership Plan, amortization, loan and partial loan repayment				166			166

Balance at December 31, 2003	34,147	313,142	107,617	(1,214)	(9,107)	(10,545)	434,040
Net income for the year 2004			38,941				38,941
Translation adjustments						10,276	10,276
Change in additional minimum pension liability, net of $2,838 in taxes						(5,270)	(5,270)
Net unrealized gain on derivative instruments, net of $575 in taxes						1,089	1,089

Comprehensive income							45,036
Shares issued in connection with acquisitions	6,313	95,327					101,640
Shares issued in connection with equity offering, net	6,400	87,180					93,580
Exercise of stock options and warrants	683	4,368					5,051
Income tax benefit on stock option exercises		2,100					2,100
Amortization of restricted stock awards		199					199
Employee Stock Ownership Plan, amortization and loan repayment				1,214			1,214
Other items		6					6

Balance at December 31, 2004	47,543	502,322	146,558	—	(9,107)	(4,450)	682,866

Net loss for the year 2005			(211,561)				(211,561)
Translation adjustments						(16,325)	(16,325)
Change in additional minimum pension liability, net of $323 in taxes						(2,945)	(2,945)
Net unrealized gain on derivative instruments, net of $123 in taxes						820	820

Comprehensive loss							(230,011)
Shares canceled in connection with acquisitions	(6)	(80)			(253)		(339)
Stock option modification		67					67
Exercise of stock options and warrants	88	535					623
Amortization of restricted stock awards	38	780					818

Balance at December 31, 2005	$47,663	$503,624	($65,003)	$—	($9,360)	($22,900)	$454,024

See notes to consolidated financial statements

K2 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2005	2004	2003
	(Thousands)
Operating Activities
Net income (loss)	$(211,561)	$38,941	$11,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of operating division	—	(206)	(2,222)
Depreciation of property, plant and equipment	30,202	23,721	15,518
Amortization of intangibles and increase in fair value of inventories from acquisitions	4,333	8,561	2,879
Amortization of deferred debt and warrant costs	2,500	3,073	3,249
Non-cash stock compensation charges	885	224	—
Non-cash intangible impairment charges	253,154	—	—
Deferred taxes	(4,097)	4,750	2,980
Increase (decrease) in long-term pension liabilities	9,904	5,681	(1,380)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,168)	(102,658)	25,178
Inventories, net	(31,477)	8,166	(20,156)
Prepaid expenses and other current assets	998	1,661	(2,579)
Accounts payable	(14,227)	(5,035)	3,925
Payroll and other accrued liabilities	(12,865)	26,964	(2,745)

Net cash provided by operations	16,581	13,843	36,071
Investing Activities
Property, plant and equipment expenditures	(41,901)	(36,297)	(20,759)
Disposals of property, plant and equipment	3,571	1,245	400
Purchases of businesses, net of cash acquired	(16,466)	(175,838)	(38,902)
Proceeds received from sale of operating division	—	—	20,132
Other items, net	3,204	(6,359)	(5,820)

Net cash used in investing activities	(51,592)	(217,249)	(44,949)
Financing Activities
Issuance of senior notes	—	200,000	—
Issuance of convertible subordinated debentures	—	—	100,000
Borrowings under long-term debt	1,024,500	738,366	523,673
Payments of long-term debt	(995,936)	(788,489)	(584,811)
Net borrowings under (payments on) accounts receivable purchase facility	—	—	(25,702)
Net increase (decrease) in short-term bank loans	(7,445)	(32,531)	4,490
Net proceeds from equity issuance	—	93,580	—
Debt issuance costs	—	(8,591)	(8,257)
Proceeds received from exercise of stock options and warrants	623	5,051	8,983

Net cash provided by financing activities	21,742	207,386	18,376
Effects of foreign exchange rates on cash and cash equivalents	(567)	397	530

Net increase (decrease) in cash and cash equivalents	(13,836)	4,377	10,028
Cash and cash equivalents at beginning of year	25,633	21,256	11,228

Cash and cash equivalents at end of year	$11,797	$25,633	$21,256

See notes to consolidated financial statements

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 1—Summary of Significant Accounting Policies

Organization

K2 is a consumer products company with a portfolio of brands including Shakespeare, Pflueger, Stearns, Sospenders and Hodgman in the Marine and Outdoor segment; Rawlings, Worth and Miken in the Team Sports segment; K2, Völkl, Marker, Ride and Brass Eagle in the Action Sports segment; and Adio, Marmot and Ex Officio in the Apparel and Footwear segment. The Marine and Outdoor segment represented $392.2 million, or 29.9%, of K2’s 2005 consolidated net sales, the Action Sports segment represented $482.5 million, or 36.7% of 2005 consolidated net sales, the Team Sports segment had sales of $265.2 million, or 20.2% of 2005 consolidated net sales and K2’s Apparel and Footwear segment had net sales of $173.7 million, or 13.2% of 2005 consolidated net sales.

Principles of Consolidation

The consolidated financial statements include the accounts of K2 and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

K2 maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year end is stated as of December 31. The years ended December 31, 2005, 2004 and 2003 consisted of 52 weeks.

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

Foreign Currency Translation

The functional currency for most foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into U.S. dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the year. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from year to year have been reported in the accumulated other comprehensive income or loss account in shareholders’ equity. To the extent assets and liabilities of the

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 1—Summary of Significant Accounting Policies (Continued)

foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than those related to inter-company accounts and investments deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

Cash and Cash Equivalents

Short-term investments (including any debt securities) that are part of K2’s cash management portfolio are classified as cash equivalents carried at amortized cost. These investments are liquid, are of limited credit risk and have original maturities of three months or less when purchased. The carrying amount of cash equivalents approximates market value.

Accounts Receivable and Allowances

Although K2’s credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses. At December 31, 2005 and 2004, K2’s receivables from sporting goods retailers who sell skis, bindings, skates and snowboards amounted to 48% and 52%, respectively, of total receivables. K2 generally does not require collateral but performs periodic credit evaluations to manage its credit risk.

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

Long-Lived and Finite-Lived Intangible Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to eleven years.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 1—Summary of Significant Accounting Policies (Continued)

Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, ranging from 1 to 50 years. At December 31, 2005, the weighted average useful life for buildings and leasehold improvements was 19.1 years and for machinery and equipment was 9.7 years.

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

K2 determined there was no material impairment of long-lived assets as of December 31, 2005. However, future indicators or impairment tests of intangible assets with finite lives could result in a charge to earnings. K2 will continue to evaluate intangible assets on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements, trademarks and non-compete arrangements which have weighted average useful lives of approximately 8 years, 8 years, 7 years, 7 years and 4 years, respectively.

Indefinite-Lived Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that a likely impairment exists. The impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques.

For indefinite-lived assets other than goodwill, the impairment test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In valuing its indefinite-lived intangible assets, K2 uses the royalty savings method. Under this method, the value of the asset is a function of the projected revenues attributable to the products utilizing the asset, the royalty rate that would hypothetically be charged by a licensor of the asset to a licensee and an appropriate discount rate to reflect the inherent risk of the projected cash flows.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 1—Summary of Significant Accounting Policies (Continued)

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

The following activity related to product warranty liabilities:

	For the year ended December 31
	2005	2004	2003
	(Thousands)
Balance at January 1	$9,691	$5,526	$2,954
Charged to costs and expenses	11,366	8,394	4,677
Increase to reserve resulting from acquisitions	—	2,618	3,498
Amounts charged to reserve	(10,611)	(6,847)	(5,603)

Balance at December 31	$10,446	$9,691	$5,526

Income Taxes

Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. In accordance with SFAS No. 109, net deferred tax assets are reduced by a valuation allowance if, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realization of its deferred tax assets, K2 considers all available positive and negative evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years, and forecasts of future taxable income. In forecasting future taxable income, K2 considers (i) taxable income in prior carryback years, (ii) future reversals of existing taxable temporary differences, (iii) tax planning strategies, and (iv) future taxable income, exclusive of reversing temporary differences and carryovers. These forecasts require significant judgment and assumptions to estimate future taxable income, and are based on the plans and estimates that K2 uses to manage the underlying businesses. K2 has established a valuation allowance against its deferred tax assets in each jurisdiction where it cannot conclude that it is more likely than not that such assets will be realized. In the event that actual results differ from the forecasts or we adjust the forecast or assumptions in the future, the resultant change in the valuation allowance could have a significant impact on future income tax expense.

K2 is subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of our business there are calculations and transactions, including transfer pricing, where the ultimate tax determination is uncertain. K2 believes that it has adequately provided for income tax issues not yet resolved with federal, state, and foreign tax authorities. However, if these provided amounts prove to be more than what is

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 1—Summary of Significant Accounting Policies (Continued)

necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which we determine that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense would result.

Pensions

As described in Note 9, K2 sponsors a noncontributory defined benefit pension plan (“K2 Pension Plan”) that covers approximately 750 of its domestic employees. K2 also has five smaller defined benefit plans in the United Kingdom and Germany (“Foreign Plans”). Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets.

Stock-Based Compensation and Other Equity Instruments

K2 currently applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. K2 has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. As such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Had compensation cost been determined based upon the fair value at the grant date for K2’s stock options under SFAS No. 123 using the Black Scholes option pricing model, pro forma net income (loss) and pro forma net income (loss) per share, including the following weighted average assumptions used in these calculations, would have been as follows:

	December 31
	2005	2004	2003
	(Thousands, except per share data, percentages and years)
Net income (loss) as reported (a)	$(211,561)	$38,941	$11,424
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	11,532	2,157	586

Net income (loss) , adjusted	$(223,093)	$36,784	$10,838

Earnings (loss) per share:
Basic—as reported	$(4.57)	$0.97	$0.46
Basic—pro forma	$(4.82)	$0.91	$0.43
Diluted—as reported	$(4.57)	$0.86	$0.44
Diluted—pro forma	$(4.82)	$0.82	$0.42
Risk free interest rate	3.63%	3.55%	2.71%
Expected life of options	5 years	5 years	5 years
Expected volatility	49.3%	43.3%	49.8%
Expected dividend yield	—	—	—

(a) 2005 net loss includes a $243.0 million, net of taxes, non-cash intangible impairment charges related to annual goodwill testing in accordance with SFAS No. 142 (Note 5).

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), “Share Based Payment,” which will require K2 to measure the cost of employee services received in exchange for an

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 1—Summary of Significant Accounting Policies (Continued)

award of equity instruments based on the grant-date fair value of the award. That cost will be recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award--the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25 and the option for pro forma disclosure. SFAS No. 123 (Revised) will become effective for K2 beginning in the 2006 first quarter. SFAS No. 123 (Revised) permits public companies to adopt its requirements using one of two methods. (1) A”modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123 (Revised) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123 (Revised) that remain unvested on the effective date. (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate prior periods based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) for all prior periods presented or (b) prior interim periods of the year of adoption. K2 plans to adopt SFAS No. 123 (Revised) using the modified-prospective method.

As permitted by SFAS No. 123, K2 currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and as such, compensation expense for stock options issued to employees is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The adoption of SFAS No. 123 (Revised)’s fair value method could have a significant impact on our result of operations, although it is not expected to have a significant impact on our overall financial position. The impact of the adoption of SFAS No. 123 (Revised) can not be predicted a this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123 (Revised) in prior periods, the impact of SFAS No. 123 (Revised) would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share as reflected in the table above.

SFAS No. 123 (Revised) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current guidance. This requirement will reduce operating cash flows and increase net financing cash flows in periods after adoption. K2 can not estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

During 2005, 2004 and 2003, stock options granted were 1,002,650, 1,192,400, and 617,900, respectively. Using the Black Scholes option pricing model and the assumptions as noted above, the options granted each had a weighted average fair value of $5.80, $7.98 and $4.79, respectively.

The pro forma amounts may not be representative of future amounts recorded since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 1—Summary of Significant Accounting Policies (Continued)

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

The decision to accelerate the vesting of these options was made to reduce future compensation expense that is expected to be recorded in conjunction with K2’s adoption of SFAS No. 123 (Revised 2004). The incremental expense associated with the acceleration of the options is included in the pro forma disclosures above for the year ended December 31, 2005.

Shipping and Handling Costs

K2 reports freight billed to customers as a component of net sales and related freight costs are reflected primarily in selling expenses. The amount of freight costs reflected in selling expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $18.6 million, $16.9 million and $11.7 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2005, 2004 and 2003 amounted to $42.5 million, $25.3 million and $18.1 million, respectively.

Research and Development

Consistent with K2’s business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, K2 maintains decentralized research and development departments at several of its manufacturing centers, which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $20.7 million in 2005, $14.5 million in 2004 and $9.6 million in 2003.

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

Recent Accounting Pronouncements

On April 14, 2005, the SEC adopted a new rule that amended the compliance dates of SFAS No. 123 (Revised) to require implementation no later than the beginning of the first fiscal year beginning after June 15, 2005 (the year beginning January 1, 2006 for K2). K2 is in the process of evaluating the use of certain option- pricing models as well as the assumptions to be used in such models. When such evaluation is complete, K2 will determine the transition method to use, the timing of adoption and the impact any change in valuation models might have.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 1—Summary of Significant Accounting Policies (Continued)

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”. SFAS No. 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS 133. Further, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of SFAS No. 155 is for those instruments acquired or issued after the beginning of our fiscal year 2007. K2 believes that SFAS No. 155 should not have a material impact on its financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—Acquisitions

During the 2005 second quarter, K2 completed the acquisition of substantially all of the assets of Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders, and the stock of JRC Products Limited, a business engaged in the design, selling and distribution of fishing tackle products. The purchase price for these assets was paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the applicable acquisition.

Those two transactions completed during the 2005 second quarter were accounted for under the purchase method of accounting, and accordingly the purchased assets and assumed liabilities were recorded at their estimated fair values at the date of the acquisition. The combined purchase price allocation for the two acquisitions resulted in an excess of the purchase price over net tangible assets acquired of approximately $7.0 million.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 2—Acquisitions (Continued)

During 2003, K2 completed seven acquisitions, including the acquisitions of Rawlings Sporting Goods Company, Inc. (“Rawlings”), on March 26, 2003, Worth, Inc. (“Worth”), on September 16, 2003 and Brass Eagle, Inc. (“Brass Eagle”), on December 8, 2003 as well as five smaller acquisitions.

At December 31, 2005, there was approximately $6.0 million of cash and 523,563 shares of K2 common stock held in escrow or due for payment relating to certain acquisitions. The cash and shares will be released from escrow during 2006 through 2008 subject to final agreement between K2 and the selling parties. The cash and shares in escrow as well as future cash payments due have been reflected in the purchase price of the related acquisitions. Shares held in escrow are reflected in the calculation of diluted earnings per share for certain periods presented.

The consolidated statements of operations for the year ended December 31, 2005 include the operating results of each of the businesses acquired in 2004, however the 2004 results include less than a full year of results of K2 Licensed Products, which was acquired by K2 on January 23, 2004, Worr Game Products and IPI, both of which were acquired by K2 on April 19, 2004, Ex Officio, which was acquired by K2 on May 12, 2004, Marmot, which was acquired by K2 on June 30, 2004 and Völkl and Marker, both of which were acquired on July 7, 2004.

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

	For the year ended December 31
	2005	2004
	(Thousands, except per share amounts)
Pro Forma Information (Unaudited)
Net sales	$1,313,598	$1,258,777
Operating income (loss) (a)	(179,000)	65,587
Net income (loss)	(211,561)	24,253
Diluted earnings (loss) per share	$(4.57)	$0.51

(a)	2005 operating loss includes a non-cash intangible impairment charges of $253.2 million ($243.0 million net of taxes) recorded in accordance with SFAS No. 142 (Note 5).

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 2—Acquisitions (Continued)

The following table summarizes the activity in 2004 and 2005:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Balance at December 31, 2003	$2,411	$816	$3,227	$1,203	$4,430
Reserves established in conjunction with acquisitions	6,968	40	7,008	4,034	11,042
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(974)	—	(974)	—	(974)
Utilized in 2004:	(1,415)	(488)	(1,903)	(40)	(1,943)

Balance at December 31, 2004	6,990	368	7,358	5,197	12,555

Reserves established in conjunction with acquisitions	205	—	205	422	627
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(2,644)	—	(2,644)	(1,582)	(4,226)
Utilized in 2005:	(3,205)	(125)	(3,330)	(1,906)	(5,236)

Balance at December 31, 2005	$1,346	$243	$1,589	$2,131	$3,720

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

Note 4—Inventories

Inventories consisted of the following at December 31:

	2005	2004
	(Thousands)
Finished goods	$266,340	$237,162
Work in process	18,796	15,389
Raw materials	73,892	72,574

Total inventories	$359,028	$325,125

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 5—Intangible Assets

The components of intangible assets consisted of the following at December 31:

	Weighted Average Useful Life	2005				2004
		Gross Amount	Accumulated Amortization	Impairment Charge (a)	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
		(Thousands)
Intangibles subject to amortization:
Patents	7.9 years	$16,164	$4,729	—	$11,435	$14,142	$3,161	$10,981
Customer contracts/relationships	8.2 years	8,215	2,689	—	5,526	8,139	1,488	6,651
Licensing agreements	7.4 years	2,795	1,357	—	1,438	2,795	868	1,927
Trademarks	7.1 years	955	279	—	676	955	128	827
Non-compete agreements	4.1 years	1,574	661	—	913	1,347	212	1,135
Order backlog and other	0.2 years	1,560	1,560	—	—	1,040	1,285	(245)

		31,263	11,275	—	19,988	28,418	7,142	21,276
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor		3,252	—	—	3,252	352	—	352
Action Sports		81,690	—	24,015	57,675	81,690	—	81,690
Team Sports		39,287	—	4,813	34,474	33,687	—	33,687
Apparel and Footwear		21,600	—	—	21,600	21,600	—	21,600
Goodwill
Marine and Outdoor		26,959	—	—	26,959	22,853	—	22,853
Action Sports		144,229	—	144,229	—	156,211	—	156,211
Team Sports		80,097	—	80,097	—	88,722	—	88,722
Apparel and Footwear		80,068	—	—	80,068	81,974	—	81,974

		477,182	—	253,154	224,028	487,089	—	487,089
Total intangibles		$508,445	$11,275	$253,154	$244,016	$515,507	$7,142	$508,365

(a)	Non-cash intangible impairment charges as a result of annual testing in accordance with SFAS No. 142.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 5—Intangible Assets (Continued)

The increase in intangibles subject to and not subject to amortization at December 31, 2005 from December 31, 2004 is due to K2’s acquisition activities during 2005 as follows:

	December 31, 2004 Net Book Value	2005 Activity				December 31, 2005 Net Book Value
		Purchase Price Allocation (a)	Other Activity (b)	Amortization	Impairment Charge (c)
	(Thousands)
Intangibles subject to amortization:
Patents	$10,981	$453	$1,569	$(1,568)	—	$11,435
Customer contracts/relationships	6,651	76	—	(1,201)	—	5,526
Licensing agreements	1,927	—	—	(489)	—	1,438
Tradenames/trademarks	827	—	—	(151)	—	676
Non-compete agreements	1,135	225	2	(449)	—	913
Order backlog and other	(245)	520	—	(275)	—	—

	21,276	1,274	1,571	(4,133)	—	19,988
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor	352	2,900	—	—	—	3,252
Action Sports	81,690	—	—	—	(24,015)	57,675
Team Sports	33,687	5,600	—	—	(4,813)	34,474
Apparel and Footwear	21,600	—	—	—	—	21,600
Goodwill				—	—	—
Marine and Outdoor	22,853	3,811	295	—	—	26,959
Action Sports	156,211	(280)	(11,702)	—	(144,229)	—
Team Sports	88,722	(6,522)	(2,103)	—	(80,097)	—
Apparel and Footwear	81,974	(404)	(1,502)	—	—	80,068

	487,089	5,105	(15,012)	—	(253,154)	224,028
Total intangibles	$508,365	$6,379	$(13,441)	$(4,133)	$(253,154)	$244,016

(a)	Amounts in this column represent the allocation of purchase price to intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and adjustments to the preliminary purchase price allocations.
(b)	Amounts in this column represent either additions to intangibles not related to purchased intangibles or a reduction in the reserves established upon acquisition in accordance with SFAS No. 141.
(c)	Non-cash intangible impairment charges as a result of annual testing in accordance with SFAS No. 142.

Amortization expense for intangibles subject to amortization was approximately $4.1 million for the year ended December 31, 2005. Amortization expense of intangible assets subject to amortization is estimated to be approximately $3.5 million during 2006, approximately $3.3 million during 2007, approximately $3.2 million during 2008, approximately $2.0 million during 2009 and approximately $1.4 million during 2010.

In performing its impairment test of indefinite-lived intangible assets, K2 determined that the carrying value of certain indefinite-lived intangible assets associated with its Action Sports and Team Sports segments exceeded their estimated fair values. Consequently, K2 recorded impairment charges of $28.8 million.

K2 determined in accordance with SFAS No. 142 that K2’s segments meet the criteria for aggregation and therefore performed its analysis at the operating segment level except for Brass Eagle. Brass Eagle is determined

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 5—Intangible Assets (Continued)

to be a component that is economically dissimilar enough to be considered a Reporting Unit under SFAS No. 142 and therefore subject to separate goodwill testing from the Action Sports, Team Sports, Marine and Outdoor and Apparel and Footwear Reporting Units. The fair value of K2’s reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated discounted future cash flows. The present value of estimated discounted future cash flows uses K2’s estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that K2 uses to manage the underlying businesses. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions. The weighting that K2 applied to each of the income and market approaches was based on the data available and specific facts and circumstances surrounding each reporting unit.

In performing the fiscal 2005 annual test, K2 assumed an income tax rate of 35% for all reporting units and a discount rate of 11% for all reporting units except Brass Eagle, for which a 12% discount rate was assumed. K2 assumed the following long-term sales growth rates for each of the reporting units: Marine and Outdoor 0%; Action Sports 2%; Team Sports 2%; Apparel and Footwear 5%; and Brass Eagle 1%.

Because the trading value of K2’s shares indicated a level of equity market capitalization below its book value at the time of the annual impairment test, there was indication that one or more of K2’s reporting units would fail the first step of the goodwill impairment test. In performing the first step of the goodwill impairment test, K2 determined that there was an indicator of impairment in the Brass Eagle, Action Sports and Team Sports reporting units, because the carrying value of each of these reporting units exceeded their estimated fair value. The excess of the carrying value over the estimated fair value of the Brass Eagle reporting unit was primarily due to the significant decline in the paintball market leading to lower expected future cash flows for the business. The excess of the carrying value over the estimated fair value of the Action Sports and Team Sports reporting unit was due to lower expected future cash flows for those reporting units. The lower expected cash flows have lead to a larger difference in valuations between the income approach and the market approaches used to determine fair value. Due to the larger variance in valuations, K2 placed 100% weighting on the income approach valuation for the Brass Eagle, Action Sports and Team Sports reporting units compared to a two thirds and one third weighting on the market approach and income approach, respectively, which had been used in previous years.

In performing the second step of the goodwill impairment test, K2 allocated the estimated fair values of the Brass Eagle, Action Sports and Team Sports reporting units determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with SFAS No. 141 “Business Combinations”. K2 measured the impairment for each of the reporting units to be equal to the carrying value of its goodwill, or $43.2 million for Brass Eagle, $101.1 million for Action Sports and $80.1 million for Team Sports.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 5—Intangible Assets (Continued)

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

Note 6—Borrowings and Other Financial Instruments

At December 31, 2005, K2’s principal long-term borrowing facility was a five-year, $250 million revolving Credit Facility (“Facility”) expiring on July 1, 2009 with several banks and other financial institutions. The Facility is expandable to $350 million subject to certain conditions. The Facility has a $100 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, but as of December 31, 2005 bear a rate equal to the prime rate, or a LIBOR interest rate plus 2.00%, and the Facility had an unused commitment fee of 0.375% per year which was reduced to 0.25% under the restated and amended credit facility discussed below. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

On February 21, 2006, K2 amended and restated its Facility, which extends the expiration date to February 21, 2011. Additionally, the amended and restated Facility provides reduced pricing on borrowings and fees on unused commitments and provides more favorable covenants, including, among others, those relating to financial reporting, sale or disposition of assets, incurrence of other indebtedness, permitted investments and restricted payments or dividends.

At December 31, 2005, borrowings of $95.3 million were outstanding under the Facility bearing an average interest rate of 6.36%. At December 31, 2005, there were also letters of credit outstanding under the Facility of $8.3 million (consisting of $8.1 million of standby letters of credit and $0.2 million of trade letters of credit expiring over the next 12 months). K2 has classified $30 million of seasonal borrowings outstanding under the Facility at December 31, 2005 as current. Pursuant to the terms of the Facility, an additional $145.3 million was available for borrowing at December 31, 2005.

At December 31, 2005, K2 had $25 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the noteholders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.143 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (the “Warrants”). The Warrants that were exercisable within the three year period ended February 14, 2006 expired unexercised. K2 assigned a total fair market value of $2.3 million to the Warrants. At December 31, 2005, the aggregate unamortized fair market value of $1.0 million is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 6—Borrowings and Other Financial Instruments (Continued)

At December 31, 2005, K2 had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At December 31, 2005, K2 also had $27.6 million and $15.4 million outstanding under short-term and long-term foreign lending arrangements, respectively. K2 had approximately $53.0 million additionally available for borrowing at December 31, 2005. The short-term facilities generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries’ local currencies. At December 31, 2005, interest rates on the foreign facilities ranged from 1% to 7.25%. The weighted average interest rates on the foreign facilities as of December 31, 2005 and 2004 were 4.74% and 4.4%, respectively.

At December 31, 2005, K2 also had $200 million of 7.375% senior, unsecured notes (“Senior Notes”) due July 1, 2014. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

The principal components of long-term debt at December 31 were:

	2005	2004
	(Thousands)
$250 million five-year secured bank revolving credit line due February 21, 2011, interest payments due at LIBOR plus 1.125% to 1.875% or at the prime rate and a commitment fee of 0.25% on the unused portion of the line through February 21, 2011.	$95,286	$60,191
$75 million convertible debentures, due June 15, 2010 with semi-annual interest payable at 5.00%	75,000	75,000
$25 million convertible subordinated debentures, due March 3, 2010 with quarterly interest payable at 7.25%	25,000	25,000
$200 million senior notes, due July 1, 2014 with semi-annual interest payable at 7.375%	200,000	200,000
Foreign lending arrangements	18,696	23,650
Other	—	2,045

	413,982	385,886
Less-unamortized warrant discount	(997)	(1,465)
Less-amounts due within one year	(3,265)	(4,619)
Less- reclassification of payments on revolving credit facility to current	(30,000)	(30,455)

	$379,720	$349,347

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 6—Borrowings and Other Financial Instruments (Continued)

The principal amount of long-term debts contractually maturing in each of the five years ended December 31 following 2005 is:

(Thousands)
2006	$3,265
2007	2,558
2008	3,449
2009	717
2010	100,703
Thereafter	303,290

$413,982

Interest paid on short and long-term debt for the years ended December 31, 2005, 2004 and 2003 was $27.9 million, $11.5 million, and $8.1 million, respectively.

The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged, which approximate market rates. As of December 31, 2005, the fair value of the $25.0 million of convertible subordinated debentures and $75.0 million convertible debentures, based on quoted market interest rates, was $26.5 million and $73.2 million, respectively. The fair value of the $200.0 million convertible debentures, based on quoted market interest rates, was $233.8 million at December 31, 2005.

K2, including its foreign subsidiaries, enters forward exchange contracts to hedge certain firm and anticipated purchase commitments, which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce K2’s risk of fluctuating exchange rates. K2’s forward contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce K2’s exposure to identified risks. The ineffective portion of derivative transactions was not material to the results of operations for the year ended December 31, 2005. At December 31, 2005, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $51.5 million. At December 31, 2005, the fair value of these contracts was an unrealized loss of $0.2 million, which was reflected, net of taxes, as a decrease to accumulated other comprehensive loss and as a current liability on the consolidated balance sheet. The fair value of these contracts will be recognized in cost of products sold when the related inventory is sold which is expected to be within one year. Counterparties on foreign exchange contracts expose K2 to credit losses in the event of non-performance, but K2 does not anticipate non-performance based on the credit ratings of the financial institutions.

Note 7—Income Taxes

Income (loss) from operations before provision (credit) for income taxes for the years ended December 31 was taxed under the following jurisdictions:

	2005	2004	2003
	(Thousands)
Domestic	$(175,280)	$22,497	$(726)
Foreign	(31,232)	37,320	18,301

	$(206,512)	$59,817	$17,575

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 7—Income Taxes (Continued)

Components of the provision (credit) for income taxes applicable to operations for the three years ended December 31 are:

	2005		2004		2003
	Current	Deferred	Current	Deferred	Current	Deferred
			(Thousands)
Federal	$(658)	$(22,194)	$(1,052)	$10,429	$2,839	$(1,867)
State	726	(2,681)	475	1,227	498	319
Foreign	5,395	(636)	10,067	(270)	3,750	612
Valuation Allowance	—	25,097	—	—	—	—

	$5,463	$(414)	$9,490	$11,386	$7,087	$(936)

The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

	2005	2004	2003
		(Percent)
Statutory federal income tax rate	(35.0)	35.0	35.0
State income tax effect, net of federal benefit	(0.4)	1.7	3.0
Tax rate differential on foreign earnings	(1.3)	(3.7)	(8.6)
Non deductible goodwill	27.1	—	—
Valuation Allowance	12.2	—	—
Other	(0.2)	1.9	5.6

	2.4	34.9	35.0

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. No provision for United States income taxes has been made on undistributed earnings of foreign subsidiaries, since these earnings are currently expected to be permanently reinvested. At December 31, 2005, $125.8 million of accumulated undistributed earnings of non-U.S. subsidiaries were considered permanently reinvested. It is not practical to determine the amount of income tax payable in the event we repatriated all undistributed foreign earnings.

K2 is subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of our business there are calculations and transactions where the ultimate tax determination is uncertain. K2 believes that it has adequately provided for income tax issues not yet resolved with federal, state, and foreign tax authorities. If these amounts provided prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which K2 determines that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds K2’s estimate of tax liabilities, an additional charge to expense will result.

During 2005, K2 has upgraded its ongoing Unilateral Advance Pricing Negotiation with the Internal Revenue Service (“IRS”) to a Bilateral Advance Pricing Agreement Negotiation between the IRS and the Federal Republic of Germany (“Germany”) for approval of an intercompany transfer pricing methodology. Obtaining approval from the respective taxing jurisdictions would formalize the utilization of net operating losses in Germany, and the recovery of prior taxes paid in the United States. K2 will continue to file its United States and

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 7—Income Taxes (Continued)

German tax returns using this transfer pricing methodology. Although K2 has already received tentative refunds as a result of the adjustment, the full tax benefit of such refunds has not been included into income as the negotiations are ongoing. K2 believes it has adequately provided for this issue. Therefore, in 2002 K2 recorded $4.8 million of these refunds as a current liability, pending the outcome of the discussions with the relevant tax authorities. Approval of this transfer pricing methodology could generate a significant reduction to K2’s income tax expense in the future.

The IRS is currently conducting an audit of K2’s Federal income tax returns for the 2001 through 2004 tax years. The Company does not believe that the outcome of these matters will have a material adverse effect on the consolidated results of operations or consolidated financial position.

Deferred tax assets and liabilities are comprised of the following at December 31:

	2005	2004
	(Thousands)
Deferred Tax Assets:
Insurance accruals	$2,253	$1,007
Foreign loss carryovers	535	2,200
Domestic loss carryovers	22,988	21,623
Bad debt reserve	3,880	4,056
Inventory reserve	4,160	4,413
Warranty reserve	2,531	2,297
Advertising reserve	2,552	1,898
Uniform capitalization	1,701	1,865
Restructure & contingency reserve	10,259	13,020
Pension accrual	7,759	8,084
Amortization of goodwill and other intangibles	20,981	7,506
Other	9,539	7,818

	89,138	75,787
Valuation allowance	(62,257)	(38,574)

Deferred Tax Assets	$26,881	$37,213

Deferred Tax Liabilities:
Amortization of tradename and other intangibles	$(28,440)	$(47,804)
Depreciation of property, plant and equipment	(8,286)	(7,449)
Other	(6,397)	(2,870)

Deferred Tax Liabilities	(43,123)	(58,123)
Net deferred tax liability	$(16,242)	$(20,910)

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 7—Income Taxes (Continued)

The non-cash intangible impairment charge in 2005 resulted in a significant increase to K2’s non-current deferred tax assets. K2 considered this fact as well as all the available positive and negative evidence to assess whether a valuation allowance was required. Due to uncertainty regarding the realizability of its net deferred tax assets, K2 has established a valuation allowance of approximately $25.1 million in 2005. Subsequent increases or decreases to this valuation allowance will effect income tax expense in the future.

As a result of its recent acquisitions, K2 has recorded deferred tax assets for cumulative temporary differences that existed at the time of the acquisition as well as purchase accounting reserves that have been established related to these acquisitions. Valuation allowances have been established against certain of these deferred tax assets to the extent that K2 can not conclude that it is more likely than not such deferred tax assets will be realized. K2 realized tax benefits that reduced the goodwill of such acquisitions in the amounts of $3.5 million, $2.6 million, and zero for 2005, 2004 and 2003, respectively. At December 31, 2005, approximately $34.9 million of the valuation allowance relates to deferred tax assets for which subsequently recognized tax benefits will be first applied to reduce the remaining balance of goodwill, and then other non current intangible assets related to that acquisition until exhausted, and then to reduce income tax expense.

K2 has total available Federal net operating loss carryovers of approximately $91.0 million, which begin to expire in 2011. Most of these carryovers relate to the acquisitions which are described below.

At the acquisition date of Ride Inc. (“Ride”) in 1999, Ride had approximately $30 million of federal net operating loss carryovers which begin to expire in 2010. The ability of K2 to utilize these losses to reduce future tax due is subject to an annual Internal Revenue Code §382 limitation. As of December 31, 2005, K2 had approximately $26 million of federal net operating loss carryovers remaining, and had recorded a deferred tax asset for these net operating loss carryovers of only $0.8 million due to uncertainties regarding its realization. For financial reporting purposes, subsequently recognized tax benefits in excess of this deferred tax asset would reduce income tax expense.

At the acquisition date of Rawlings Sporting Goods Company, Inc. (“Rawlings”), Rawlings had approximately $30 million of federal net operating loss carryovers which begin to expire in 2018. The ability of K2 to utilize these losses to reduce future tax due is subject to an annual Internal Revenue Code §382 limitation. At the time of the acquisition, a valuation allowance was recorded to reduce the deferred tax asset attributable to the net operating losses. For financial reporting purposes, the realization of these carryovers would result in adjustments to the valuation allowance amount being applied as a reduction to other non current intangible assets related to that acquisition until exhausted, and then to reduce income tax expense.

At December 31, 2005, foreign subsidiaries had unused operating loss carryovers of approximately $2.1 million, certain of which begin to expire in 2009. Since the use of these operating loss carryovers is limited to future taxable earnings of the related foreign subsidiaries, a valuation allowance of approximately $0.2 million has been recorded. At December 31, 2005 the net deferred tax asset for foreign net operating loss carryovers, after valuation allowance, is approximately $0.5 million. For financial reporting purposes, the release of these valuation allowances would reduce income tax expense.

K2 recorded a deferred tax asset related to additional minimum pension liability of its United States companies which was included as a component of other comprehensive income (loss) in the amount of zero, $2.6 million and $0.3 million in the years ended December 31, 2005, 2004 and 2003, respectively.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 7—Income Taxes (Continued)

The amount of income tax benefit attributable to employee stock option transactions that was allocated to shareholders’ equity was zero, $2.1 million and $3.4 million for 2005, 2004 and 2003, respectively.

Income taxes paid, net of refunds, in the years ended December 31, 2005, 2004 and 2003 were $2.8 million, $6.5 million and $3.6 million, respectively.

Note 8—Commitments and Contingencies

Leases are primarily for rentals of facilities, and about two-thirds of the leases contain rights to extend the terms from one to ten years. Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $22.4 million, $18.0 million and $9.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In the ordinary course of business, K2 also enters into licensing arrangements and endorsement contracts with athletes and other organizations. These agreements have required minimum payments due during the term of the contracts.

Future minimum payments due under these arrangements at December 31, 2005 are as follows:

Contractual Obligations	Total	2006	2007	2008	2009	2010	Beyond
	(Thousands)
Leases	$78,972	$19,237	$13,357	$10,019	$8,386	$7,052	$20,921
Licensing arrangements	7,097	3,901	1,701	1,175	160	160	—
Endorsement and sponsorship arrangements	7,139	4,797	1,476	643	145	78	—

Total contractual cash obligations	$93,208	$27,935	$16,534	$11,837	$8,691	$7,290	$20,921

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods, other recreational products and industrial businesses. Many components and finished products, however, are manufactured or assembled abroad (particularly in the People’s Republic of China) and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties, natural disasters and other factors. A single supplier manufactures major portions of K2’s in-line skates. K2 believes alternate sources for these products could be found.

K2 currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or prospects, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting K2 from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods. K2 maintains product liability, general liability and excess liability insurance coverage. No assurances can be given such that insurance will continue to be available at an acceptable cost to K2 or that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 8—Commitments and Contingencies

Environmental

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2005 and 2004, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s financial statements or its operations going forward.

EIFS Litigation and Claims

From 1988 through 2000, K2, through a former division, manufactured and sold an exterior wall covering product for application by contractors on commercial and residential buildings, referred to as exterior insulated finish systems (“EIFS”). In June 2000, K2 sold the assets of this division to Tyco International (US) Inc. and affiliates, including any liabilities for EIFS manufactured and installed after the sale date. K2 has not been in this building products business since June 2000. Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of December 31, 2005, K2 continues to be a defendant or co-defendant in approximately 90 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

To date, all litigation costs and settlements related to the EIFS claims and lawsuits against K2 have been paid by insurers, with the exception of immaterial deductibles and one partial payment by K2, for which adequate reserves were made, although such insurance carriers have issued “reservation of rights” letters in respect of certain claims and lawsuits. Although K2’s claims experience is still evolving and it is possible that future claims and payments may vary from management’s current expectations, K2 believes that its third party insurance will be adequate to cover the anticipated costs of all EIFS litigation.

In September 2000, 98 home owners filed suit in the district court Montgomery County, Texas against the builder of the homes, Life Forms Homes, Inc., the EIFS applicator, Fresh Coat, Inc., the EIFS distributor, Griesenbeck Architectural Products, and K2. The allegations included claims of misrepresentation, common law indemnity and violation of the Texas Deceptive Trade Practices Act (“DTPA”). In this litigation, Life Forms, Fresh Coat, Inc., and Griesenbeck Architectural Products, Inc. filed cross-claims against K2 under the same theories.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 8-Commitments and Contingencies (Continued)

K2 timely tendered this case to its insurance carrier, which originally defended this lawsuit under a “reservation of rights” letter. In April 2004, K2 and its insurer negotiated an agreement which resulted in its insurer providing full indemnity up to applicable policy limits for all claims arising out of this litigation. In exchange for the indemnity, K2’s insurer assumed full control over the litigation and settlement negotiations. The claims by the 98 home owners were eventually settled by K2’s insurer. On November 4, 2005, the related claims against K2 by Life Forms, Fresh Coat, and Griesenbeck were tried and resulted in a jury verdict of approximately $42 million, of which $6.8 million was for “knowingly” and ‘intentionally” violating the DTPA. K2’s insurer has advised that it plans to appeal this verdict assuming a judgment is entered for this amount. Based on the agreement with its insurer to indemnify K2 on all claims as well as adequate insurance coverage and arguments that may be made on behalf of K2 on appeal, K2 does not believe this verdict will have a material adverse effect on its business, results of operations or financial condition.

While, to date, none of these EIFS proceedings have required that K2 incur substantial costs, there can be no guarantee of insurance coverage. Current and future EIFS proceedings could result in substantial costs to K2. Although K2 carries what it believes is adequate general and product liability insurance, K2 cannot assure that its insurance coverage will be adequate for all future payments, that the insured amounts will cover all future claims in excess of deductibles or that all amounts will be covered by insurance in respect of all judgemnts.

Intellectual Property

In January 2004, Rawlings was sued by a licensee in the U.S. District Court for the District of Maine in connection with a license agreement pursuant to which the licensee was granted an exclusive license to use certain Rawlings trademarks for the manufacture and sale of team and personal sporting-equipment bags – this lawsuit was later transferred to the U.S. District Court for the Eastern District of Missouri. In February 2004, Rawlings gave the licensee notice that it was terminating the license agreement and sued the licensee in the Missouri District Court, in which Rawlings alleged, among other things, that the licensee breached the license agreement by failing to use its “best efforts”. This license agreement was in place prior to the March 26, 2003 acquisition of Rawlings by K2 Inc. Accordingly, as a pre-acquisition contingency, K2 established a $3.0 million liability as part of its purchase price allocation of Rawlings and added $0.5 million to the liability in the fourth quarter 2004 through expense to the income statement.

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

On May 19, 2005, K2 and Rawlings, as the case may be, have filed a motion for new trial with respect to the 10-Year Lost Profits Verdict and a motion for judgment notwithstanding the verdict with respect to the Speculative Profits Verdict and the Tortious Interference Verdict. On July 27, 2005, the Missouri District (1) denied Rawlings’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict,

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 8-Commitments and Contingencies (Continued)

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

In connection with K2’s acquisition of substantially all of the assets of Miken Composites, LLC, a business engaged in the design, selling and distribution of composite softball bats and softball-related products and accessories in the fourth quarter 2004, K2 assumed the post-acquisition damages, if any, relating to a patent lawsuit in the U.S. District Court for the District of Minnesota. In this patent lawsuit, Miken Composites, L.L.C. v. Wilson Sporting Goods Co., Miken commenced an action in April 2002 seeking a declaration that a line of softball bats manufactured by Miken does not infringe a particular patent owned by Wilson. In response, Wilson counterclaimed seeking to enjoin Miken from continuing to manufacture certain bats and seeks damages for all past alleged infringements of its patent.

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

Each of K2 and Miken has denied all material allegations and asserted various affirmative defenses in respect to Wilson’s counterclaims. The resolution of this matter will depend primarily upon contested facts, and cannot be accurately predicted. Although each of K2 and Miken believes that it has significant defenses to Wilson’s counterclaims, in the event that K2 and Miken are unsuccessful in the declaratory judgment and counterclaim actions, K2 will be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable, and may be enjoined from sales of the accused softball bats. The litigation process for this case, including any appeals, is estimated to be two to three years.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 9—Employee Retirement Benefits

Domestic plans

K2 sponsors a non-contributory defined benefit pension plan that covers approximately 750 of its domestic employees. Benefits are generally based on years of service and the employee’s highest average compensation for five consecutive years during the years of credited service. Benefit formulas for prior service vary for different divisions. Contributions are intended to provide for benefits attributable to service to date and service expected to be provided in the future. K2 funds this plan in accordance with the Employee Retirement Income Security Act of 1974.

Effective August 31, 2004, the K2 Pension Plan was amended to freeze the accrual of future benefits for almost all of the employees. This resulted in active participants no longer accruing benefits under the plan. Participants will remain eligible to receive benefits they have earned under the plan through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plan. Only a small group of about 20 employees subject to a collective bargaining agreement will continue to accrue a benefit until September 16, 2006. The impact of this plan change on K2’s benefit costs is a one-time recognized curtailment loss of $0.4 million in the 2004 third quarter. The impact on future benefit costs is the elimination of the service cost and an $8.0 million reduction of the projected benefit obligation for future pay increases. This plan change has further resulted in an estimated reduction in net periodic pension costs for the 2005 year of $2.8 million.

K2 also has a pension plan which covered certain employees of the Simplex Building Products division which K2 sold in 2000. This plan is referred to as the “Simplex UAW Pension Plan.” This plan was merged with the “K2 Pension Plan” as of December 31, 2005. The disclosures that follow also include this plan as of December 31, 2004.

Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on current market interest rates of long-term bonds as of December 31, 2005. There is no salary growth assumption for the future due to the freezing of the plan on August 31, 2004, whereby no additional benefits will accrue. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. K2’s assumption related to the discount rate was 5.67% as of December 31, 2005 compared to 5.75% as of December 31, 2004. The expected return on assets assumption for 2005 and 2004 was 8.25%. During the year ended December 31, 2005, K2 made contributions totaling $4.9 million to the plan.

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

Pension expense for the 2005 year was approximately $2.5 million lower than the 2004 year. The 2005 decrease in pension expense was primarily attributable to the following: the plan freeze on August 31, 2004 resulting in a reduction in expense of approximately $2.8 million; better than expected 2004 asset returns

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 9—Employee Retirement Benefits (Continued)

resulting in a reduction to expense of approximately $0.1 million, and an offsetting increase of $0.4 million for a change in discount rate from 6.25% to 5.75% and changes in participant demographics.

For 2006, pension expense is estimated to be approximately $1.1 million, an increase of $0.4 million from the 2005 year. This increase in expense is attributable to the following: a $0.3 million increase in expense due to lower than expected asset returns during 2005; a $0.2 million increase in expense due to a change in expected return on asset for 2006 from 8.25% to 7.75%; $0.2 million increase for lower expected contributions in 2006; $0.1 million increase due to a change in discount rate from 5.75% to 5.67%, all of which are expected to be offset by a $0.4 million decrease due to demographic and miscellaneous changes. K2 estimates a required cash contribution of approximately $0.1 million to the plan in 2006.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the pension plan exceeded the fair value of the assets of the plan by $20.4 million and $22.5 million at December 31, 2005 and 2004, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to accumulated other comprehensive income (loss), a component of K2’s shareholders’ equity, of $16.6 million ($11.5 million, net of taxes) at December 31, 2005. Based on this amount recorded, K2 had $20.4 million and $22.5 million, of net pension liabilities as of December 31, 2005 and 2004, respectively, consisting of $20.4 and $22.5 million, respectively, in asset shortfalls. As of December 31, 2005, K2 treated $0.1 million of the pension liability as current and $20.3 million as long-term as K2 estimates contributions totaling $0.1 million to be made to the plan during the year ended December 31, 2006.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 9—Employee Retirement Benefits (Continued)

The following table sets forth the defined benefit plan’s funded status and amounts recognized in K2’s consolidated balance sheets at December 31:

	Pension Plan
	2005	2004
	(Thousands, except percentages)
Change in benefit obligation
Benefit obligation at beginning of year	$72,326	$68,168
Service cost	164	1,353
Interest cost	4,030	4,356
Curtailment gain	—	(8,016)
Actuarial loss	811	11,024
Benefits paid	(4,174)	(4,559)

Benefit obligation at end of year	$73,157	$72,326

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$49,793	$46,547
Actual return on fair value of plan assets	2,165	4,290
Employer contributions	4,932	3,515
Benefits paid	(4,174)	(4,559)

Fair value of plan assets at end of year	52,716	49,793

Recorded assets and liabilities
*Funded status of the plan	$(20,441)	$(22,533)
Unrecognized actuarial loss	16,574	14,460

Net amount recognized	$(3,867)	$(8,073)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(20,441)	$(22,533)
Accumulated other comprehensive loss	16,574	14,460

Net amount recognized at end of year	$(3,867)	$(8,073)

*	Fair value of assets less benefit obligation

The curtailment gain of $8.0 million recognized on the plan during 2004 was attributable to a reduction in the projected benefit obligation due to the amendment of the plan effective August 31, 2004, whereby no additional benefits were to accrue under the plan to existing or new employees.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 9—Employee Retirement Benefits (Continued)

Net periodic benefit cost consisted of the following for the year ended December 31:

	Pension Plan
	2005	2004	2003
	(Thousands)
Net periodic benefit cost
Service cost	$164	$1,353	$1,695
Interest cost	4,030	4,356	4,137
Expected return on plan assets	(4,108)	(3,753)	(3,570)
Amortization of prior service cost	—	46	72
Recognition of net loss	640	901	1,029
Curtailment loss	—	353	52

Net periodic benefit cost	$726	$3,256	$3,415

Additional information about the pension plan as of and for the year ended December 31 is as follows:

	Pension Plan
	2005	2004
	(Thousands)
Additional information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets:
Projected benefit obligation	$73,157	$72,326
Accumulated benefit obligation	73,157	72,326
Fair value of plan assets	52,716	49,793
Additional information:
Accumulated benefit obligation	$73,157	$72,326
Increase in minimum liability included in other comprehensive income (loss)	2,114	7,620
Actual return on plan assets	2,165	4,290
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.67%	5.75%
Rate of compensation increase	—	—
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.25%
Expected long-term rate of return on plan assets	8.25%	8.25%
Rate of compensation increase	—	—
Measurement Date	December 31	December 31

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 9—Employee Retirement Benefits (Continued)

K2’s pension plan asset allocations at December 31, 2005 and 2004 by asset category are as follows:

Asset Category	Target Allocation Ranges	Actual Allocation Pension Plan
		2005	2004
Equity	50%-70%	59.9%	57.3%
Fixed Income	30%-50%	36.8%	36.3%
Other	0%-10%	3.3%	6.4%

		100.0%	100.0%

In consideration of the plan’s funded status, participant demographics, the plan’s long-term investment objectives, and the financial status of K2, the Retirement Committee has adopted an overall investment objective for the plan’s assets that is consistent with a balanced approach of long-term growth of assets and moderate levels of current income. The investment objective is expected to earn long-term returns comprised of capital appreciation and current income sufficient to keep pace with or exceed the actuarial liability growth rate, to fund current benefit payments and other disbursements, and to maintain (or grow) the purchasing power of plan’s assets.

It is desired that the plan earns returns at or above (higher than) the appropriate dollar-weighted benchmark as represented by ”market” benchmarks or mix of indexes that reflect the Plan’s return objectives and risk tolerance constraints. This benchmark or “policy index” for the plan is constructed as follows: 40% S&P 500 Index, 10% MCSI EAFE, 10% Russell 2500 Stock Index, 40% Merrill Lynch Domestic Master Bond Index. The plan is expected to exceed the average annual return of this benchmark on a risk-adjusted basis over a (three to) five-year rolling time period or a full market cycle.

The absolute return goal for the plan is the actuarial interest rate for the plan, which is currently 7.75% in 2006. The plan is expected to exceed the policy index return and the absolute return goals each measured on a compound average annual return basis after the deduction of investment management fees and annualized over a five-year rolling time period or a full market cycle.

The expected cash flows for K2’s pension plan are as follows:

Pension Benefits
(Thousands)
K2 contributions expected to be made in 2006:	$61
Expected benefit payments:
2006	$3,653
2007	3,735
2008	3,469
2009	3,847
2010	4,182
2011-2015	22,217

Total	$41,103

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 9—Employee Retirement Benefits (Continued)

Foreign plans

In addition to the plans discussed above, K2 also had five smaller defined benefit plans in the United Kingdom and in Germany (“foreign plans”). The four foreign plans in Germany are attributable to the acquisitions of Völkl and Marker on July 7, 2004. K2 recorded pension expense for the plans in Germany beginning with the date of the acquisitions.

Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on current market interest rates of long-term bonds as of December 31, 2005. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. As of December 31, 2005, K2’s assumptions related to the discount rate, projected compensation increases and expected return on assets were 4.46%, 4.16% and 4.52%, respectively compared to 4.78%, 4.16% and 4.61%, respectively, as of December 31, 2004. During the year ended December 31, 2005, K2 made contributions totaling $1.4 million to the foreign plans.

Pension expense for the 2005 year was approximately $0.3 million higher than the 2004 year. The 2005 increase in pension expense was primarily attributable to the following, which reflects the addition of German plans during 2004: a $0.1 million increase in service cost, a $0.3 million increase in interest cost, partially offset by a $0.1 million increase in asset returns. For 2006, pension expense is estimated to be approximately $0.7 million, which is consistent with the 2005 year. K2 estimates a required cash contribution of approximately $1.2 million to the plans in 2006.

Based on the decrease in the discount rate and lower expected asset returns, the accumulated benefit obligation of the pension plans exceeded the fair value of the assets of the plans by $7.8 million and $8.5 million as of December 31, 2005 and 2004, respectively. These asset shortfalls resulted in K2 recording a non-cash charge to accumulated other comprehensive income (loss), a component of K2’s shareholders’ equity, of $1.6 million ($1.3 million, net of taxes) as of December 31, 2005. Based on this amount recorded, K2 had $7.8 million and $8.5 million, of net pension liabilities as of December 31, 2005 and 2004, respectively, consisting of $7.8 million and $8.5 million, respectively, in asset shortfalls. As of December 31, 2005, K2 treated $1.2 million of the pension liability as current and $6.6 million as long-term as K2 estimates contributions totaling $1.2 million to be made to the plans during the year ended December 31, 2006.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 9—Employee Retirement Benefits (Continued)

The following table sets forth the defined benefit foreign plans’ funded status and amounts recognized in K2’s consolidated balance sheets as of December 31:

	Foreign Pension Plans
	2005	2004
	(Thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$19,668	$16,226
Service cost	308	207
Interest cost	862	577
Employee contributions	61	66
Actuarial loss	905	1,140
Exchange rate changes	(2,311)	1,795
Benefits paid	(641)	(343)

Benefit obligation at end of year	$18,852	$19,668

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$10,628	$8,801
Actual return on fair value of plan assets	366	262
Employer contributions	1,367	912
Employee contributions	61	66
Exchange rate changes	(1,218)	930
Benefits paid	(641)	(343)

Fair value of plan assets at end of year	$10,563	$10,628

Reconciliation of funded status
*Funded status of the plans	$(8,289)	$(9,040)
Unrecognized actuarial loss	2,105	1,292

Net amount recognized at end of year	$(6,184)	$(7,748)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$23	$20
Accrued benefit liability	(7,775)	(8,580)
Accumulated other comprehensive loss	1,568	812

Net amount recognized at end of year	$(6,184)	$(7,748)

*	Fair value of assets less benefit obligation

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 9—Employee Retirement Benefits (Continued)

Net periodic benefit cost consisted of the following for the year ended December 31:

	Foreign Pension Plans
	2005	2004
	(Thousands)
Net periodic benefit cost
Service cost	$308	$206
Interest cost	862	577
Expected return on plan assets	(466)	(331)

Net periodic benefit cost	$704	$452

The above table does not include the foreign plans for 2003 amounts as it was not practical to obtain the information. Four of the five plans were acquired in 2004.

Additional information about the foreign pension plans as of and for the year ended December 31 is as follows:

	Foreign Pension Plans
	2005	2004
	(Thousands)
Additional information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets:
Projected benefit obligation	$18,709	$19,517
Accumulated benefit obligation	18,189	19,007
Fair value of plan assets	10,415	10,470
Additional information:
Accumulated benefit obligation	$18,333	$19,158
Increase in additional minimum liability included in other comprehensive income (loss)	756	812
Actual return on plan assets	366	262
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.46%	4.78%
Rate of compensation increase	4.16%	4.16%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.78%	5.14%
Expected long-term rate of return on plan assets	4.52%	4.61%
Rate of compensation increase	4.16%	4.16%
Measurement Date	December 31	December 31

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 9—Employee Retirement Benefits (Continued)

K2’s foreign pension plans weighted average asset allocations as of December 31, 2005 and 2004 by asset category are as follows:

Asset Category	Target Allocation	Actual Pension Plan of K2 Inc.
		2005	2004
Equity	23.9%	22.6%	20.4%
Fixed Income	71.5%	72.2%	74.3%
Real Estate	4.6%	4.7%	4.8%
Other	0.0%	0.5%	0.5%

	100.0%	100.0%	100.0%

To guide it in its strategic management of the assets and control of the various risks to which the Shakespeare Company Retirement and Death Benefit Scheme (“the Scheme”) is exposed, the overall investment objective adopted by the Trustees is to maximize return subject to an acceptable level of risk, where both risk and return are measured relative to the liabilities of the Scheme. However, it is also the aim to protect the Minimum Funding Requirement position.

The Trustees have determined a benchmark of asset types. This strategy is based on the investment objectives and expert advice. It currently involves a majority exposure to long dated fixed interest bonds with the balance in other asset classes. The current benchmark allocation is constructed as follows: 36% Balanced, 21.4% long dated fixed-interest Gilts, 21.3% Index-Linked Gilts, 21.3% long dated Corporate Bonds. Although the portfolio is not rebalanced back to this benchmark, the trustees review from time to time and adjust as they deem necessary.

Regarding the Germany plans, the direct promises are not funded and there is no investment policy. The support funds are reinsured with an insurance company. The insurance company determines the investment policy and invests predominantly in fixed income investments with a small exposure to equities and property.

The expected cash flows for K2’s foreign pension plans are as follows:

Pension Benefits
(Thousands)
K2 contributions expected to be made in 2006:	$1,220
Expected benefit payments:
2006	$712
2007	741
2008	764
2009	799
2010	832
2011-2015	4,756

Total	$8,604

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 9—Employee Retirement Benefits (Continued)

Defined contribution plan

K2 also sponsors defined contribution pension plans covering most of its domestic employees. Contributions by K2 for the defined contribution plans are determined as a percent of the amounts contributed by the respective employees. During 2005, 2004 and 2003, K2 expensed contributions of $3.6 million, $2.1 million and $0.9 million, respectively, related to these plans.

Note 10—Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2003	$(3,133)	$(5,255)	$(2,157)	$(10,545)
Currency translation adjustment	10,276	—	—	10,276
Change in additional minimum pension liability, net of $2,838 in taxes	—	(5,270)	—	(5,270)
Reclassification adjustment for amounts recognized in cost of sales	—	—	2,087	2,087
Change in fair value of derivatives, net of $575 in taxes	—	—	(998)	(998)

Balance at December 31, 2004	7,143	(10,525)	(1,068)	(4,450)
Currency translation adjustment	(16,325)			(16,325)
Change in additional minimum pension liability, net of $323 in taxes		(2,945)		(2,945)
Reclassification adjustment for amounts recognized in cost of sales			927	927
Change in fair value of derivatives, net of $123 in taxes			(107)	(107)

Balance at December 31, 2005	$(9,182)	$(13,470)	$(248)	$(22,900)

The earnings associated with K2’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

Note 11—Stock Options

Under K2’s 2005, 2004, 1999 and 1994 Stock Option Plans (“2005 Plan,” “2004 Plan,” “1999 Plan” and “1994 Plan,” respectively), options may be granted to eligible directors and key employees of K2 and its subsidiaries at not less than 100% of the market value of the shares on the dates of grant. The 2005 Plan and 2004 Plan also permit for the granting of restricted shares, restricted stock units and other stock-based and performance awards.

During 2005 and 2004, 100,000 and 130,000, respectively, shares of restricted common stock were granted to certain key employees, subject to repurchase or forfeiture. The restriction period on 170,000 of these grants

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 11—Stock Options (Continued)

shall lapse as to one-third of the restricted shares on each annual anniversary of the date of grant. The restriction period on 20,000 of these grants shall lapse as to one-fifth of the restricted shares on each annual anniversary of the date of grant. The restriction period on 40,000 of these grants shall lapse as to twenty percent, thirty percent and fifty percent of the restricted shares on the first, second and third, respectively, annual anniversary of the date of grant. During the years ended December 31, 2005 and 2004, K2 recognized compensation expense of approximately $818,000 and $199,000, respectively, in conjunction with these equity awards, which is based on the market value of the shares on date of grant.

The 2005, 2004, 1999 and 1994 Plans permit the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established at the dates of grant and generally vest over three years.

Options granted, exercised and forfeited under the 2005 Plan, 2004 Plan, 1999 Plan and 1994 Plan and options assumed from acquisitions (collectively, “the Plans”) were as follows:

		Exercise Price
	Shares	Low	High	Weighted Average
Options outstanding at December 31, 2002	1,860,130	$7.13	$29.88	$11.83
Granted	617,900	7.45	17.89	7.72
Assumed from acquisitions	1,760,646	2.46	25.68	8.32
Exercised	(1,217,794)	2.83	17.25	7.39
Forfeited	(156,880)	7.13	26.50	19.29

Options outstanding at December 31, 2003	2,864,002	2.46	29.88	9.99
Granted	1,192,400	12.97	15.34	13.74
Assumed from acquisitions	219,827	2.39	65.00	10.70
Exercised	(666,914)	2.39	17.25	7.40
Forfeited	(70,029)	7.04	24.03	16.45

Options outstanding at December 31, 2004	3,539,286	2.39	65.00	11.66
Granted	1,002,650	10.47	13.15	12.50
Exercised	(88,215)	2.39	11.97	7.05
Forfeited	(216,389)	2.39	61.20	18.70

Options outstanding at December 31, 2005	4,237,332	$2.39	$65.00	$11.60

At December 31, 2005, 2004 and 2003, stock options to purchase 3,971,082, 1,985,565 and 2,289,854 were exercisable at weighted average prices of $11.86, $11.46 and $10.60, respectively. At December 31, 2005, 230,240 shares of common stock were reserved for issuance under the Plans.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 11—Stock Options (Continued)

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$2.39–$4.06	22,826	$3.13	5.48 years	22,826	$3.13
$4.72–$5.84	146,528	5.11	5.65 years	146,528	5.11
$6.12–$7.25	444,961	7.12	4.18 years	444,961	7.12
$7.30–$8.76	859,208	7.70	5.92 years	605,458	7.81
$9.51–$13.25	1,337,635	12.35	8.0 years	1,325,135	12.35
$13.69–$14.51	1,124,081	13.71	8.25 years	1,124,081	13.71
$15.34–$19.47	124,360	17.34	3.88 years	124,360	17.34
$20.00–$26.50	175,183	24.71	1.55 years	175,183	24.71
$29.88–$65.00	2,550	49.07	.80 years	2,550	49.07

Total	4,237,332	$11.60	6.76 years	3,971,082	$11.86

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

Options to purchase 4,237,332, 3,539,286 and 2,864,002 shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, there were also 192,000 unvested restricted stock awards outstanding and 523,623 shares held in escrow relating to certain acquisitions. At December 31, 2005, shares of common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,775 and warrants to purchase 767,589 of shares of common stock were outstanding.

For the years ended December 31, 2005, 2004 and 2003, approximately 4,237,000, 426,000 and 960,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the year ended December 31, 2005, 767,589 warrants were also excluded as their inclusion would have been antidilutive. The EPS calculation for year ended December 31, 2003 also excluded 2,097,282 shares from the issuance of $25 million convertible subordinated debentures in February 2003, since their inclusion would have also been antidilutive.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 12—Earnings Per Share Data

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted earnings per share as well as the calculation of diluted earnings per share for the periods presented:

	Year ended December 31
	2005	2004	2003
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	46,272	40,285	24,958
Assumed conversion of dilutive stock options, restricted stock and warrants	—	854	596
Shares held in escrow relating to completed acquisitions	—	402	26
Assumed conversion of subordinated debentures	—	7,804	3,170

Diluted average common shares outstanding (b)	46,272	49,345	28,750

Calculation of diluted earnings (loss) per share:
Net income (loss)	$(211,561)	$38,941	$11,424
Add: interest component on assumed conversion of subordinated debentures, net of taxes	—	3,616	1,354

Net income (loss), adjusted (a)	$(211,561)	$42,557	$12,778
Diluted earnings (loss) per share (a/b)	$(4.57)	$0.86	$0.44

Note 13—Shareholders’ Equity

On July 1, 2004, K2 completed the sale of 6.4 million shares of its common stock at $15.50 per share. The net proceeds to K2 from the offering were approximately $93.6 million and were used to repay borrowings under K2’s Facility.

Preferred Stock

Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 2005 and 2004.

Preferred Stock Rights

Rights are outstanding which entitle the holder of each share of Common Stock of K2 to buy one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock at an exercise price of $60.00 per one one-hundredth of a share, subject to adjustment. The rights are not separately tradable or exercisable until a party either acquires, or makes a tender offer resulting in ownership of, at least 15% of K2’s common shares. If a person becomes the owner of at least 15% of K2’s outstanding common shares (an “Acquiring Person”), each holder of a right other than such Acquiring Person and its affiliates is entitled, upon payment of the then-current exercise price per right (the “Exercise Price”), to receive shares of Common Stock (or Common Stock equivalents) having a market value of twice the Exercise Price. If K2 subsequently engages in a merger, a business combination or an asset sale with the Acquiring Person, each holder of a right other than the Acquiring Person and its affiliates is thereafter entitled, upon payment of the Exercise Price, to receive stock of the Acquiring Person having a market value of twice the Exercise Price. At any time after any party becomes an

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 13—Shareholders’ Equity (Continued)

Acquiring Person, the Board of Directors may exchange the rights (except those held by the Acquiring Person) at an exchange ratio of one common share per right. Prior to a person becoming an Acquiring Person, the rights may be redeemed at a redemption price of one cent per right, subject to adjustment. The rights are subject to amendment by the Board.

Shares Reserved

K2 had 110,000,000 authorized shares of common stock at December 31, 2005 and December 31, 2004. The table below outlines common shares reserved for future issuance:

	December 31
	2005	2004
	(Thousands)
Total Authorized Shares	110,000	110,000
Common shares issued	(47,663)	(47,543)
Shares reserved for future issuance:
Stock options outstanding	(4,237)	(3,539)
Restricted stock awards—unvested	(192)	(130)
Stock options reserved for future issuance	(230)	(1,292)
Warrants under 7.25% Debentures	(921)	(921)
Shares issuable upon conversion of 7.25% Debentures	(2,517)	(2,517)
Shares issuable upon conversion of 5.00% Debentures	(5,707)	(5,706)

Remaining Authorized Shares	48,533	48,352

Note 14—Segment Data

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

Although the sporting goods manufacturing industry is highly fragmented, many of the retail customers that purchase sporting goods are highly concentrated. Large format sporting goods retailers are important to K2’s results of operations and net sales to Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of K2’s consolidated net sales for 2005, compared to 16% in 2004 and 15% in 2003.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 14—Segment Data (Continued)

The information presented below is as of or for the year ended December 31.

	Net Sales to Unaffiliated
	Customers			Intersegment Sales			Operating Profit (Loss)
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(Millions)
Marine and Outdoor	$392.2	$336.9	$324.0	$146.8	$117.2	$80.7	$50.3	$42.4	$44.4
Action Sports (a)	482.5	502.7	247.0	10.5	5.0	—	(147.4)	39.3	4.7
Team Sports (b)	265.2	250.4	116.9	—	—	—	(82.0)	2.4	(12.1)
Apparel and Footwear	173.7	110.7	30.6	2.8	1.0	1.4	15.7	11.0	0.9

Total segment data	$1,313.6	$1,200.7	$718.5	$160.1	$123.2	$82.1	(163.4)	95.1	37.9

Corporate expenses, net							(12.7)	(13.9)	(5.8)
Gain on sale of operating division							—	—	2.2
Debt extinguishment costs							—	—	(6.7)
Interest expense							(30.4)	(21.4)	(10.0)

Income (loss) before income taxes							$(206.5)	$59.8	$17.6

(a)	2005 Operating loss includes non-cash intangible impairment charges of $168.3 million.
(b)	2005 Operating loss includes non-cash intangible impairment charges of $84.9 million.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 14—Segment Data (Continued)

				Depreciation and
	Identifiable Assets			Amortization			Capital Expenditures
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(Millions)
Marine and outdoor	$318.4	$266.8	$201.3	$10.8	$6.6	$6.6	$20.6	$12.8	$8.3
Action sports	431.9	680.0	382.5	16.6	16.7	7.2	12.8	14.2	5.6
Team sports	218.9	269.2	243.1	5.0	6.3	2.7	2.7	4.1	2.6
Apparel and Footwear	180.3	168.1	9.0	1.2	2.2	0.2	3.3	1.1	0.1

Total segment data	1,149.5	1,384.1	835.9	33.6	31.8	16.7	39.4	32.2	16.6
Corporate	41.0	72.3	36.0	3.4	3.6	3.5	2.5	4.1	4.2

Total	$1,190.5	$1,456.4	$871.9	$37.0	$35.4	$20.2	$41.9	$36.3	$20.8

	2005	2004	2003
	(Millions)
Net sales by location
United States	$955.8	$871.1	$509.6
Canada	33.4	28.5	15.1
Europe	249.1	237.2	135.1
Asia / Pacific	75.3	63.9	58.7

Total foreign countries	357.8	329.6	208.9

Total net sales	$1,313.6	$1,200.7	$718.5

Assets
North America	$886.8	$1,133.9	$709.5
Europe	201.8	230.6	105.5
Asia / Pacific	101.9	91.9	56.9

Total assets	$1,190.5	$1,456.4	$871.9

Long-lived and intangible assets
North America	$308.9	$569.6	$290.2
Europe	49.8	58.1	18.1
Asia / Pacific	29.4	21.6	11.6

Total long-lived assets	$388.1	$649.3	$319.9

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Condensed Consolidating Statements of Operations

(Thousands)

	For the year ended December 31, 2005
		Guarantor	Non-guarantor	Eliminating	Consolidated
	K2 Inc.	Subsidiaries	Subsidiaries	Entries	K2 Inc.
Net sales	$—	$960,768	$512,910	$(160,080)	$1,313,598
Cost of products sold	—	651,148	369,691	(158,884)	861,955

Gross profit	—	309,620	143,219	(1,196)	451,643
Selling expenses	—	158,912	71,501	—	230,413
General and administrative expenses	31,060	81,723	34,293	—	147,076
Non-cash intangible impairment charges	193,123	5,763	54,268	—	253,154

Operating income (loss)	(224,183)	63,222	(16,843)	(1,196)	(179,000)
Income in consolidated subsidiaries	38,328		—	(38,328)	—
Other (income) expense, net	(648)	(1,737)	(455)	—	(2,840)
Interest expense	26,354	98	3,900	—	30,352

Income (loss) before income taxes	(211,561)	64,861	(20,288)	(39,524)	(206,512)
Provision for income taxes	—	(784)	5,833	—	5,049

Net income (loss)	$(211,561)	$65,645	$(26,121)	$(39,524)	$(211,561)

Condensed Consolidating Statements of Income

(Thousands)

	For the year ended December 31, 2004
		Guarantor	Non-guarantor	Eliminating	Consolidated
	K2 Inc.	Subsidiaries	Subsidiaries	Entries	K2 Inc.
Net sales	$—	$961,657	$362,296	$(123,226)	$1,200,727
Cost of products sold	—	654,295	268,855	(122,472)	800,678

Gross profit	—	307,362	93,441	(754)	400,049
Selling expenses	—	159,194	37,940	—	197,134
General and administrative expenses	25,440	77,216	19,239	—	121,895

Operating income (loss)	(25,440)	70,952	36,262	(754)	81,020
Income in consolidated subsidiaries	85,376	—	—	(85,376)	—
Other (income) expense, net	2,304	1,142	(3,692)	—	(246)
Interest expense	18,691	(547)	3,305	—	21,449

Income (loss) before income taxes	38,941	70,357	36,649	(86,130)	59,817
Provision for income taxes	—	11,079	9,797	—	20,876

Net income (loss)	$38,941	$59,278	$26,852	$(86,130)	$38,941

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 15—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Income

(Thousands)

	For the year ended December 31, 2003
		Guarantor	Non-guarantor	Eliminating	Consolidated
	K2 Inc.	Subsidiaries	Subsidiaries	Entries	K2 Inc.
Net sales	$—	$512,651	$287,939	$(82,051)	$718,539
Cost of products sold	—	358,658	221,359	(81,397)	498,620

Gross profit	—	153,993	66,580	(654)	219,919
Selling expenses	—	82,752	33,757	—	116,509
General and administrative expenses	13,243	43,006	15,109	—	71,358

Operating income (loss)	(13,243)	28,235	17,714	(654)	32,052
Income in subsidiaries	37,938	—	—	(37,938)	—
Other (income) expense, net	(2,224)	2,208	(2,202)	—	(2,218)
Interest expense	15,495	845	355	—	16,695

Income (loss) before income taxes	11,424	25,182	19,561	(38,592)	17,575
Provision for income taxes	—	1,789	4,362	—	6,151

Net income (loss)	$11,424	$23,393	$15,199	$(38,592)	$11,424

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 15—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets

(Thousands)

	As of December 31, 2005
		Guarantor	Non-guarantor	Eliminating	Consolidated
	K2 Inc.	Subsidiaries	Subsidiaries	Entries	K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$2,575	$1,594	$7,628	$—	$11,797
Accounts receivable, net	43,700	251,483	158,596	(73,337)	380,442
Inventories, net	—	259,257	99,771	—	359,028
Deferred income taxes	4,083	—	961	—	5,044
Prepaid expenses and other current assets	3,481	4,699	13,725	—	21,905

Total current assets	53,839	517,033	280,681	(73,337)	778,216
Property, plant and equipment	13,294	159,807	122,101	—	295,202
Less allowance for depreciation and amortization	1,478	101,820	47,849	—	151,147

	11,816	57,987	74,252	—	144,055
Investment in affiliates	841,857	—	—	(841,857)	—
Advances to affiliates	1,002	380,406	73,432	(454,840)	—
Intangible assets, net	228,581	10,265	5,170	—	244,016
Other	18,731	3,458	2,100	—	24,289

Total Assets	$1,155,826	$969,149	$435,635	$(1,370,034)	$1,190,576

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$24,296	$—	$24,296
Accounts payable	33,911	85,758	47,138	(73,337)	93,470
Accrued liabilities	58,525	55,620	43,612	—	157,757
Current portion of long-term debt	30,000	(1,830)	5,095	—	33,265

Total current liabilities	122,436	139,548	120,141	(73,337)	308,788
Long-term pension liabilities	20,381	—	6,377	—	26,758
Long-term debt	265,286	—	15,431	—	280,717
Deferred income taxes	21,286	—	—		21,286
Advances from affiliates	173,410	165,289	116,141	(454,840)	—
Convertible subordinated debentures	99,003	—	—	—	99,003
Interdivisional equity	—	664,312	177,545	(841,857)	—
Shareholders’ Equity	454,024	—	—	—	454,024

Total Liabilities and Shareholders’ Equity	$1,155,826	$969,149	$435,635	$(1,370,034)	$1,190,576

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 15—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheet—Continued

(Thousands)

	As of December 31, 2004
		Guarantor	Non-guarantor	Eliminating	Consolidated
	K2 Inc.	Subsidiaries	Subsidiaries	Entries	K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$3,167	$5,098	$17,368	$—	$25,633
Accounts receivable, net	34,168	240,652	176,630	(81,536)	369,914
Inventories, net	—	212,526	112,599	—	325,125
Deferred income taxes	27,970	14	1,725	—	29,709
Prepaid expenses and other current assets	716	5,582	16,477	—	22,775

Total current assets	66,021	463,872	324,799	(81,536)	773,156
Property, plant and equipment	8,548	153,883	110,528	—	272,959
Less allowance for depreciation and amortization	638	93,939	37,418	—	131,995

	7,910	59,944	73,110	—	140,964
Investment in affiliates	563,600	—	—	(563,600)	—
Advances to affiliates	19,955	506,099	4,767	(530,821)	—
Intangible assets, net	476,870	14,100	17,395	—	508,365
Deferred Income Taxes	—	7,506	—	—	7,506
Other	20,707	2,702	2,965	—	26,374

Total Assets	$1,155,063	$1,054,223	$423,036	$(1,175,957)	$1,456,365

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$31,490	$—	$31,490
Accounts payable	3,043	97,124	84,527	(81,536)	103,158
Accrued liabilities	56,193	62,320	60,940	—	179,453
Current portion of long-term debt	30,455	421	4,198	—	35,074

Total current liabilities	89,691	159,865	181,155	(81,536)	349,175
Long-term pension liabilities	16,854	—	—	—	16,854
Long-term debt	229,736	1,624	19,452	—	250,812
Deferred income taxes	52,048	6,075	—	—	58,123
Advances from affiliates	(14,667)	478,277	67,211	(530,821)	—
Convertible subordinated debentures	98,535	—	—	—	98,535
Interdivisional equity	—	408,382	155,218	(563,600)	—
Shareholders’ Equity	682,866	—	—	—	682,866

Total Liabilities and Shareholders’ Equity	$1,155,063	$1,054,223	$423,036	$(1,175,957)	$1,456,365

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 15—Supplemental Guarantor Information—(Continued)

Condensed Consolidating Statements of Cash Flows

(Thousands)

	For the year ended December 31, 2005
		Guarantor	Non-guarantor	Eliminating	Consolidated
	K2 Inc.	Subsidiaries	Subsidiaries	Entries	K2 Inc.
Operating Activities
Net income (loss)	$(211,561)	$65,645	$(26,121)	$(39,524)	$(211,561)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,502	14,516	15,017	—	37,035
Non-cash intangible impairment charges	193,123	5,763	54,268	—	253,154
Non-cash stock compensation charges	885	—	—	—	885
Deferred taxes	(6,875)	1,730	1,048	—	(4,097)
Increase in long-term pension liabilities	3,527	—	6,377	—	9,904
Changes in operating assets and liabilities:
Accounts receivable, net	(9,532)	(6,486)	13,049	(8,199)	(11,168)
Inventories, net	—	(40,182)	8,705	—	(31,477)
Prepaid expenses and other current assets	(2,765)	965	2,798	—	998
Accounts payable	30,868	(12,999)	(40,295)	8,199	(14,227)
Payroll and other accruals	(352)	(2,526)	(9,987)	—	(12,865)

Net cash provided by (used in) operating activities	4,820	26,426	24,859	(39,524)	16,581
Investing Activities
Property, plant & equipment expenditures	(2,251)	(17,087)	(22,563)	—	(41,901)
Disposals of property, plant & equipment	138	2,042	1,391	—	3,571
Purchase of businesses, net of cash acquired	—	(15,099)	(1,367)	—	(16,466)
Other items, net	31,859	189,437	20,641	(238,733)	3,204

Net cash provided by (used in) investing activities	29,746	159,293	(1,898)	(238,733)	(51,592)
Financing Activities
Borrowings under long-term debt	1,024,500	—	—	—	1,024,500
Payments of long-term debt	(989,054)	(1,928)	(4,954)		(995,936)
Net increase (decrease) in short-term bank loans	—	—	(7,445)	—	(7,445)
Proceeds received from exercise of stock options	623	—	—	—	623

Net cash provided by (used in) financing activities	36,069	(1,928)	(12,399)	—	21,742
Effects of foreign exchange rates on cash and cash equivalents	—	—	(567)	—	(567)
(Increase) decrease in investment in subsidiaries	(278,257)	—	—	278,257	—
Advances (to) from affiliates	207,030	(187,295)	(19,735)	—	—

Net increase (decrease) in cash and cash equivalents	(592)	(3,504)	(9,740)	—	(13,836)
Cash and cash equivalents at beginning of year	3,167	5,098	17,368	—	25,633

Cash and cash equivalents at end of period	$2,575	$1,594	$7,628	$—	$11,797

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 15—Supplemental Guarantor Information—(Continued)

Condensed Consolidating Statements of Cash Flows—Continued

(Thousands)

	For the year ended December 31, 2004
		Guarantor	Non-guarantor	Eliminating	Consolidated
	K2 Inc.	Subsidiaries	Subsidiaries	Entries	K2 Inc.
Operating Activities
Net income (loss)	$38,941	$59,278	$26,852	$(86,130)	$38,941
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of operating division	(206)	—	—	—	(206)
Depreciation and amortization	11,956	13,655	9,744	—	35,355
Non-cash stock compensation charges	224	—	—	—	224
Deferred income taxes	30,284	(15,674)	(9,860)	—	4,750
Increase in long-term pension liabilities	5,681	—	—	—	5,681
Changes in operating assets and liabilities:
Accounts receivable, net	6,452	(58,621)	(61,977)	11,488	(102,658)
Inventories, net	—	(15,458)	23,624	—	8,166
Prepaid expenses and other current assets	257	975	429	—	1,661
Accounts payable	3,043	(24,207)	27,617	(11,488)	(5,035)
Payroll and other accruals	14,863	13,215	(1,114)	—	26,964

Net cash provided by (used in) operating activities	111,495	(26,837)	15,315	(86,130)	13,843
Investing Activities
Property, plant & equipment expenditures	(4,098)	(10,615)	(21,584)	—	(36,297)
Disposals of property, plant & equipment	—	1,093	152	—	1,245
Purchase of businesses, net of cash acquired	(175,838)	—	—	—	(175,838)
Other items, net	12,959	(30,091)	(15,336)	26,109	(6,359)

Net cash provided by (used in) investing activities	(166,977)	(39,613)	(36,768)	26,109	(217,249)
Financing Activities
Issuance of senior notes	200,000	—	—	—	200,000
Borrowings under long-term debt	738,366	—	—	—	738,366
Payments of long-term debt	(788,489)	—	—	—	(788,489)
Net decrease in short-term bank loans	—	—	(32,531)	—	(32,531)
Net proceeds from equity issuance	93,580	—	—	—	93,580
Debt issuance costs	(8,591)	—	—	—	(8,591)
Proceeds received from exercise of stock options and warrants	5,051	—	—	—	5,051

Net cash provided by (used in) financing activities	239,917	—	(32,531)	—	207,386
Effect of foreign exchange rates on cash and cash equivalents	—	—	397	—	397
(Increase) decrease in investment in subsidiaries	(60,021)	—	—	60,021	—
Advances (to) from affiliates	(123,930)	69,350	54,580	—	—

Net increase in cash and cash equivalents	484	2,900	993	—	4,377
Cash and cash equivalents at beginning of year	2,683	2,198	16,375	—	21,256

Cash and cash equivalents at end of period	$3,167	$5,098	$17,368	$—	$25,633

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 15- Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows—Continued

(Thousands)

	For the year ended December 31, 2003
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$11,424	$23,393	$15,199	$(38,592)	$11,424
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of operating division	(2,222)	—	—	—	(2,222)
Depreciation and amortization	4,590	12,189	4,867	—	21,646
Deferred income taxes	12,546	(8,711)	(855)	—	2,980
Decrease in long-term pension liabilities	(1,380)	—	—	—	(1,380)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,376)	44,238	(6,227)	7,543	25,178
Inventories, net	—	(4,877)	(15,279)	—	(20,156)
Prepaid expenses and other current assets	1,616	(794)	(3,401)	—	(2,579)
Accounts payable	(12)	1,845	9,635	(7,543)	3,925
Payroll and other accruals	18,109	(23,318)	2,464	—	(2,745)

Net cash provided by (used in) operating activities	24,295	43,965	6,403	(38,592)	36,071
Investing Activities
Property, plant & equipment expenditures	(4,408)	(9,583)	(6,768)	—	(20,759)
Disposals of property, plant & equipment	—	248	152	—	400
Purchase of businesses, net of cash acquired	(38,902)	—	—	—	(38,902)
Proceeds from sale of operating division	20,132	—	—	—	20,132
Other items, net	126,434	(33,552)	(9,572)	(89,130)	(5,820)

Net cash provided by (used in) investing activities	103,256	(42,887)	(16,188)	(89,130)	(44,949)
Financing Activities
Issuance of convertible subordinated debentures	100,000	—	—	—	100,000
Borrowings under long-term debt	523,673	—	—	—	523,673
Payments of long-term debt	(584,811)	—	—	—	(584,811)
Repayment under accounts receivable purchase facility	(25,702)	—	—	—	(25,702)
Net increase in short-term bank loans		13	4,477	—	4,490
Debt issuance costs	(8,257)	—	—	—	(8,257)
Proceeds received from exercise of stock options	8,983	—	—	—	8,983

Net cash used in financing activities	13,886	13	4,477	—	18,376
Effect of foreign exchange rates on cash and cash equivalents	—	—	530	—	530
(Increase) decrease in investment in subsidiaries	(127,722)	—	—	127,722	—
Advances (to) from affiliates	(12,307)	(654)	12,961	—	—

Net increase in cash and cash equivalents	1,408	437	8,183	—	10,028
Cash and cash equivalents at beginning of year	1,275	1,761	8,192	—	11,228

Cash and cash equivalents at end of period	$2,683	$2,198	$16,375	—	$21,256

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 16—Related Party Transactions

In October 2003, K2 entered into a Reimbursement Agreement with its Chairman and Chief Executive Officer, Mr. Heckmann, for the reimbursement of expenses incurred by Mr. Heckmann in the operation of his private plane when used for K2 business. The Reimbursement Agreement is effective for expenses incurred by Mr. Heckmann for K2 business purposes since September 3, 2003. On July 6, 2004 the agreement was amended changing certain terms and conditions. During 2005, 2004 and 2003, K2 paid a total of approximately $913,000, $954,000 and $214,000, respectively, pursuant to these agreements related to expenses incurred by Mr. Heckmann and other executive officers of K2.

Note 17—Quarterly Operating Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(Millions, except per share and stock price amounts)
2005
Net sales	$318.3	$301.4	$340.4	$353.5	$1,313.6
Gross profit	102.8	99.8	125.1	123.9	451.6
Net income (loss) (a)	$2.3	$1.5	$16.7	$(232.1)	$(211.6)

Basic earnings per share
Net income (loss)	$0.05	$0.03	$0.36	$(5.01)	$(4.57)

Diluted earnings per share
Net income (loss)	$0.05	$0.03	$0.32	$(5.01)	$(4.57)

Cash dividend per share—none

Stock prices:
High	$15.88	$13.90	$13.64	$11.50	$15.88
Low	$12.73	$11.34	$11.17	$8.81	$8.81

(a)	Fourth quarter net loss includes non-cash intangible impairment charges of $243.0 million, net of taxes.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Note 17—Quarterly Operating Data (Unaudited) (Continued)

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

K2 INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of K2 Inc.

We have audited the accompanying consolidated balance sheets of K2 Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a-2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of K2 Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 9, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of K2 Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that K2 Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K2 Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that K2 Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, K2 Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K2 Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of K2 Inc. and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 9, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

K2 maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

As required by rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer (K2’s principal executive officer), Chief Financial Officer (K2’s principal financial officer) and Chief Operating Officer, of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer have concluded that K2’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

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

Management’s Report on Internal Control Over Financial Reporting

Management of K2 is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

K2, under the supervision of and with the participation of management, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, assessed the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on management’s assessment of the effectiveness of K2’s internal control over financial reporting as of December 31, 2005, and such report is included under Item 8, “Financial Statements and Supplementary Data” above.

Officer Certifications

K2 has included the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer certifications regarding K2’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 31.3 to this report. Additionally, the certification of the Chief Executive Officer required by the New York Stock Exchange Listing Standards, Section 303A.12(a), relating to K2’s compliance with the New York Stock Exchange Corporate Governance Listing Standards, was submitted to the New York Stock Exchange on April 18, 2005.

Inherent Limitations on Effectiveness of Controls

K2’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within K2 have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Furthermore, an important part of K2’s growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and the process of integrating new businesses into K2’s control system may hinder the effectiveness of K2’s overall disclosure controls.

ITEM 9B.	OTHER INFORMATION

Subject to the satisfactory completion of the audit of Ernst & Young for fiscal year 2005 as referred to in their report, the Compensation Committee of the Board of Directors of K2 authorized and approved payments of cash incentive compensation for fiscal year 2005 and increases in the annual salaries for fiscal year 2006 for each of K2’s named executive officers. Pursuant to such authorization and approval, Richard J. Heckmann, Chairman of the Board and Chief Executive Officer, will receive $595,000 in incentive compensation for fiscal year 2005 and will receive an annual base salary of $755,000 for fiscal year 2006; J. Wayne Merck, President and Chief Operating Officer, will receive $260,000 in incentive compensation for fiscal year 2005 and will receive an annual base salary of $620,000 for fiscal year 2006; Dudley W. Mendenhall, Senior Vice President and Chief Financial Officer, will receive $140,000 in incentive compensation for fiscal year 2005 and will receive an annual base salary of $325,000 for fiscal year 2006; John J. Rangel, President—K2 Inc. European Operations, will receive $140,000 in incentive compensation for fiscal year 2005 and will receive an annual base salary of $310,000 for fiscal year 2006; and Monte H. Baier, Vice President, General Counsel and Secretary, will receive $125,000 in incentive compensation for fiscal year 2005 and will receive an annual base salary of $280,000 for fiscal year 2006.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The names of the executive officers of K2 and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The remaining information required by this Item 10 will be included in the Proxy Statement to be filed within 120 days after K2’s fiscal year end of December 31, 2005 and is incorporated herein by reference:

ITEM 11.	Executive Compensation.

The information required by this Item 11 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.	Security Ownership Of Certain Beneficial Owners And Management.

The information required by this Item 12 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.	Certain Relationships And Related Transactions.

The information required by this Item 13 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.	Principal Auditor Fees And Services.

The information required by this Item 14 will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

(a-1) Financial Statements (for the three years ended December 31, 2005 unless otherwise stated):

(a-2) Consolidated financial statement schedule:

II-Valuation and qualifying accounts	107

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

(a-3)  Exhibits

(3)(i)(1)	Restated Certificate of Incorporation dated May 4, 1989.

(3)(i)(2)	Certificate of Amendment of Restated Certificate of Incorporation dated May 31, 1995.

(3)(i)(3)	Certificate of Amendment of Restated Certificate of Incorporation dated May 24, 1996.

(3)(i)(4)	Certificate of Amendment of the Certificate of Incorporation, filed as Exhibit 3.1 to Form 8-K, dated March 26, 2003 and incorporated herein by reference.

(3)(i)(5)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Annex F to Schedule 14A filed April 14, 2004 and incorporated herein by reference.

(3)(ii)	By-Laws of K2 Inc., as amended and restated, filed as Exhibit 3.1 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(4)(a)	Rights Agreement dated as of July 1, 1999 between K2 Inc. and Harris Trust Company of California, as Rights Agent, which includes thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution, filed as Item 2, Exhibit 1 to Form 8-A filed August 9, 1999 and incorporated herein by reference.

(b)	Securities Purchase Agreement dated as of November 2002, among K2 Inc. and the purchasers set forth on the signature pages thereto, filed as Item 7, Exhibit 4.1 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(c)	Form of Amended and Restated Convertible Debenture—Exhibit A to the Securities Purchase Agreement, filed as Exhibit 4.1 and 4.2 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(d)	Form of Amended and Restated Stock Purchase Warrant—Exhibit B to the Securities Purchase Agreement, filed as Exhibit 4.3 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(e)	Stock Purchase Warrant, filed as Exhibit 4.4 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(f)	Registration Rights Agreement—Exhibit C to the Securities Purchase Agreement, filed as Item 7, Exhibit 4.4 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(g)	Form of Amendment to Registration Rights Agreement dated June 4, 2003, filed as Exhibit 4.5 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(h)	Indenture dated as of June 10, 2003, filed as Exhibit 4.2 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(i)	Form of $75,000,000, 5.00% Convertible Senior Note, filed as Exhibit 4.3 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(j)	Registration Rights Agreement, dated as of June 10, 2003, filed as Exhibit 4.4 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(k)	Purchase Agreement, dated June 24, 2004, by and among K2 Inc., the guarantors listed therein and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 99.1 to Form 8-K filed June 28, 2004 and incorporated herein by reference.

(l)	Registration Rights Agreement, dated as of July 1, 2004, by and among K2 Inc., the guarantors listed therein and J.P. Morgan Securities Inc. and Banc of America Securities LLC, filed as Exhibit 10.9 to Form S-4 filed December 2, 2004 and incorporated herein by reference.

(m)	Indenture, dated as of July 1, 2004, among K2 Inc., the subsidiary guarantors named therein and U.S. Bank, National Association, as trustee, filed as Exhibit 10.15 to Form S-4 filed December 2, 2004 and incorporated herein by reference.

(10)(a)	Amended and Restated Credit Agreement dated as of February 21, 2006 among K2 Inc. and certain of its subsidiaries party thereto, the financial institutions named therein, as lenders, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and other parties named therein, filed as Exhibit 10.1 to Form 8-K filed February 24, 2006 and incorporated herein by reference.

(b)	Pledge and Security Agreement dated as of March 25, 2003, among K2 Inc. and Debtors set forth on the signature pages thereto, and Bank One, N.A., filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Guaranty and Security Confirmation dated as of February 21, 2006 (amending Guaranty and Security Agreement dated as of July 1, 2004).

(d)	Retirement agreement dated November 20, 1995 between K2 Inc. and B.I. Forester.

(e)	Trust for Anthony Industries, Inc. Supplemental Employee Retirement Plan for the Benefit of B.I. Forester between K2 Inc. and Wells Fargo Bank N.A., as Trustee, dated November 20, 1995.

(f)	Special Supplemental Benefit Agreement between K2 Inc. and Bernard I. Forester dated December 9, 1986.

(g)	1994 Incentive Stock Option Plan.

(h)	1999 Incentive Stock Option Plan.

(i)	Form of Indemnification Agreement for K2 Inc. Directors and Executive Officers dated as of August 7, 2003, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(j)	Reimbursement Agreement dated as of October 28, 2003 between Richard J. Heckmann and K2 Inc., filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(k)	Amendment No. 1 to Reimbursement Agreement dated as of July 6, 2004 between Richard J. Heckmann and K2 Inc., filed as Exhibit 10 to 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(l)	2004 Long-Term Incentive Plan, as approved by stockholders on May 13, 2004 and amended on June 30, 2004, filed as Exhibit 4 to 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(m)	2005 Long-Term Incentive Plan, as adopted by the Compensation Committee as of April 28, 2005, filed as Exhibit 4.1 to Form S-8 filed June 28, 2005 and incorporated herein by reference.

(n)	Form of Employment Agreement entered into by and between K2 Inc. and Richard J. Heckmann, filed as Exhibit 10.1 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(o)	Form of Employment Agreement entered into by and between K2 Inc. and each of J. Wayne Merck and John J. Rangel, filed as Exhibit 10.2 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(p)	Form of Employment Agreement entered into by and between K2 Inc. and each of Dudley W. Mendenhall and Monte H. Baier, filed as Exhibit 10.3 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(q)	K2 Inc. Severance Benefit Plan dated February 14, 2005, filed as Exhibit 10.4 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(r)	Asset Purchase Agreement dated June 8, 2000 by and between Tyco International (US) Inc., Ludlow Building Products, Inc. as Buyer, Tyco Plastics Services AG, as IP Buyer, and K2 Inc., as Seller.

(s)	Stock and Loan Purchase Agreement, dated as of June 15, 2004, among K2 Inc., Clarance S.à.r.l., Cavoma L.P. and the stockholders of Völkl Sports Holding AG, filed as Exhibit 2.1 to Form 8-K filed July 9, 2004 and incorporated herein by reference.

(t)	Stock and Loan Purchase Agreement, dated as of June 15, 2004, among K2 Inc., Clarance S.à.r.l., Cavoma L.P., Tecnica S.p.A. and the stockholders of CT Sports Holding AG, filed as Exhibit 2.2 to Form 8-K filed July 9, 2004 and incorporated herein by reference.

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of K2 Inc.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney (included in the signature page hereto).

(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.3)	Certification by the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Refer to (a-3) above.

(c) Refer to (a-2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 INC.

Date: March 16, 2006	By:	/s/ THOMAS R. HILLEBRANDT
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

Signature	Title	Date

/s/ RICHARD J. HECKMANN Richard J. Heckmann	Chief Executive Officer and Chairman of the Board	March 16, 2006

/s/ J. WAYNE MERCK J. Wayne Merck	President and Chief Operating Officer	March 16, 2006

/s/ DUDLEY W. MENDENHALL Dudley W. Mendenhall	Senior Vice President and Chief Financial Officer	March 16, 2006

/s/ THOMAS R. HILLEBRANDT Thomas R. Hillebrandt	Corporate Controller and Chief Accounting Officer	March 16, 2006

/s/ WILFORD D. GODBOLD, JR. Wilford D. Godbold, Jr.	Director	March 16, 2006

/s/ ROBIN E. HERNREICH Robin E. Hernreich	Director	March 16, 2006

/s/ LOU HOLTZ Lou Holtz	Director	March 16, 2006

Signature	Title	Date

/s/ STEWART M. KASEN Stewart M. Kasen	Director	March 16, 2006

/s/ ANN MEYERS Ann Meyers	Director	March 16, 2006

/s/ ALFRED E. OSBORNE, JR. Alfred E. Osborne, Jr.	Director	March 16, 2006

/s/ DAN QUAYLE Dan Quayle	Director	March 16, 2006

/s/ EDWARD F. RYAN Edward F. Ryan	Director	March 16, 2006

K2 INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Description		Charged to costs and expenses	Amounts charged to reserve net of reinstatements
Year ended December 31, 2005
Allowance for doubtful items and sales returns	$14,895	$6,560	$5,533	$15,922

	$14,895	$6,560	$5,533	$15,922

Year ended December 31, 2004
Allowance for doubtful items and sales returns	$7,558	$11,277	$3,940	$14,895

	$7,558	$11,277	$3,940	$14,895

Year ended December 31, 2003
Allowance for doubtful items and sales returns	$7,838	$4,804	$5,084	$7,558

	$7,838	$4,804	$5,084	$7,558