Form 10-Q
period 2006-03-31
K2 INC
filed 2006-05-10
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Not applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer  ☐                    Accelerated Filer  ☒                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At May 3, 2006 there were 47,048,702 shares of the registrant’s Common Stock ($1.00 par value) outstanding.

PART - 1 FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(Thousands,	except per share figures)

	Three Months Ended March 31,
	2006	2005
Net sales	$348,071	$318,291
Cost of products sold	235,516	215,472

Gross profit	112,555	102,819
Selling expenses	61,875	58,715
General and administrative expenses	38,073	34,093

Operating income	12,607	10,011
Interest expense	7,833	7,253
Other income, net	(752)	(721)

Income before income taxes	5,526	3,479
Provision for income taxes	1,884	1,155

Net income	$3,642	$2,324

Basic earnings per share:
Net income	$0.08	$0.05

Diluted earnings per share:
Net income	$0.08	$0.05

Basic shares outstanding	46,719	46,177

Diluted shares outstanding	47,397	47,502

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
	(Thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$16,400	$11,797
Accounts receivable, less allowances for doubtful accounts of $16,226 (2006) and $15,922 (2005)	311,837	380,442
Inventories, net	358,686	359,028
Deferred income taxes	7,726	5,044
Prepaid expenses and other current assets	21,705	21,905

Total current assets	716,354	778,216
Property, plant and equipment	298,436	295,202
Less allowance for depreciation and amortization	157,605	151,147

	140,831	144,055
Other Assets
Goodwill	107,284	107,027
Tradenames	117,001	117,001
Other intangible assets, net	19,034	19,988
Other	23,878	24,289

Total Assets	$1,124,382	$1,190,576

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$15,491	$24,296
Accounts payable	77,238	93,470
Income taxes payable	33,925	31,946
Accrued payroll and related	36,348	40,555
Other accruals	78,609	85,256
Current portion of long-term debt	33,113	33,265

Total current liabilities	274,724	308,788
Long-term pension liabilities	26,758	26,758
Long-term debt	245,113	280,717
Deferred income taxes	18,139	21,286
Convertible subordinated debentures	99,120	99,003
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 110,000,000 shares in 2006 and 2005, issued shares - 47,739,987 in 2006 and 47,663,227 in 2005	47,740	47,663
Additional paid-in capital	504,461	503,624
Retained deficit	(61,361)	(65,003)
Treasury shares at cost, 763,140 shares in 2006 and 2005	(9,360)	(9,360)
Accumulated other comprehensive loss	(20,952)	(22,900)

Total Shareholders’ Equity	460,528	454,024

Total Liabilities and Shareholders’ Equity	$1,124,382	$1,190,576

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Thousands)
Operating Activities
Net Income	$3,642	$2,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,602	8,406
Non-cash stock compensation charges	515	125
Deferred taxes	(5,829)	341
Changes in current assets and current liabilities	45,292	5,732

Net cash provided by operating activities	52,222	16,928

Investing Activities
Property, plant and equipment expenditures	(5,658)	(6,757)
Disposals of property, plant and equipment	2,757	222
Purchase of businesses, net of cash acquired	(262)	(152)
Other items, net	(507)	2,038

Net cash used in investing activities	(3,670)	(4,649)

Financing Activities
Borrowings under long-term debt	275,692	294,000
Payments of long-term debt	(311,331)	(269,864)
Net decrease in short-term bank loans	(8,805)	(22,022)
Exercise of stock options	398	140

Net cash (used in) provided by financing activities	(44,046)	2,254
Effects of foreign exchange rates on cash and cash equivalents	97	(298)

Net increase in cash and cash equivalents	4,603	14,235
Cash and cash equivalents at beginning of year	11,797	25,633

Cash and cash equivalents at end of period	$16,400	$39,868

See notes to consolidated condensed financial statements

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

K2 Inc. (“K2”) reports its financial statements using a 52/53 week year with a 13 week quarter ending on the closest Sunday to the end of March, June, September and December. Fiscal year 2006 includes 53 weeks versus 52 weeks in 2005 fiscal year, and the first quarter 2006 includes 14 weeks versus 13 weeks in the first quarter 2005. For purposes of the consolidated financial statements, the end of each quarter is stated as of March 31, June 30, September 30 and December 31, respectively.

The interim financial statements should be read in connection with the financial statements in K2 Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”. SFAS No. 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS 133. Further, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of SFAS No. 155 is for those instruments acquired or issued after

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 2 – Recent Accounting Pronouncements (Continued)

the beginning of our fiscal year 2007. K2 believes that SFAS No. 155 should not have a material impact on its financial position or results of operations.

NOTE 3 – Stock Based Compensation

Stock Option Activity

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

Options granted, exercised and forfeited under the 2005 Plan, 2004 Plan, 1999 Plan and 1994 Plan and options assumed from acquisitions (collectively, “the Plans”) for the three months ended March 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	4,237,332	$11.60	6.76	$—
Granted	5,000	10.08
Exercised	(49,820)	7.99
Expired	(39,046)	14.92

Options outstanding at March 31, 2006	4,153,466	$11.61	6.57	$—

Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. Cash received from stock options exercised during the three months ended March 31, 2006 was $0.4 million and the actual tax benefit realized from these exercises was zero.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 3 – Stock Based Compensation (Continued)

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of March 31, 2006 is as follows:

	Options Outstanding				Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.39 - $4.06	22,826	$3.13	5.21 years	$—	22,826	$3.13	$—
$4.07 - $5.84	142,208	5.11	5.36 years	—	142,208	5.11	—
$5.85 - $7.25	434,959	7.12	4.00 years	—	434,959	7.12	—
$7.26 - $8.76	834,208	7.69	5.73 years	—	834,208	7.69	—
$8.77 - $13.25	1,313,684	12.35	7.82 years	—	1,296,184	12.36	—
$13.26 - $14.51	1,114,856	13.71	8.03 years	—	1,114,856	13.71	—
$14.52 - $19.47	114,992	17.26	3.77 years	—	114,992	17.26	—
$19.48 - $26.50	173,183	24.73	1.30 years	—	173,183	24.73	—
$26.51 - $65.00	2,550	49.07	.54 years	—	2,550	49.07	—

Total	4,153,466	$11.61	6.57 years	$—	4,135,966	$11.61	$—

Adoption of SFAS No. 123 (revised 2004)

On January 1, 2006, K2 adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires K2 to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R eliminates the use of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and the option for pro forma disclosure in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation”.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 3 – Stock Based Compensation (Continued)

SFAS No. 123R permits public companies to adopt its requirements using one of two methods. First, a “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123R for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Or second, a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate prior periods based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either for (a) all prior periods presented or (b) prior interim periods of the year of adoption. K2 adopted SFAS No. 123R using the modified-prospective method and therefore prior periods are not restated.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a cash flow from financing activities, rather than a cash flow from operating activities as required under previous guidance. This requirement may reduce operating cash flows and increases net financing cash flows in periods after adoption.

The Company recognized the following share-based compensation expense for its stock options during the three months ended March 31, 2006. (Thousands, except per share data):

General and administrative expenses	$275
Income tax benefit	(100)

Share-based compensation expense, net of taxes	$175

Net share-based compensation expense, per common share:
Basic	$0.00
Diluted	$0.00

As of March 31, 2006, there was approximately $0.1 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted average period of 1.79 years.

Prior to the adoption of SFAS No. 123R, K2 measured compensation cost for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations and provided pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. Compensation cost for stock options issued to employees was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 3 – Stock Based Compensation (Continued)

The following table illustrates the effect on net income after taxes and net income per share as if the Company had applied the fair-value-based method as defined in SFAS No. 123 to stock-based compensation during the three months ended March 31, 2005. (Thousands, except per share data, percentage data and expected life).

Net income as reported	$2,324
Add: Total stock-based compensation expense included in net income, net of taxes	83
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(745)

Net income, adjusted	$1,662

Earnings per share:
Basic - as reported	$0.05
Basic - pro forma	$0.04
Diluted - as reported	$0.05
Diluted - pro forma	$0.03

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

The decision to accelerate the vesting of these options was made to reduce future compensation expense that was and is expected to be recorded in conjunction with SFAS No. 123R.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 3 – Stock Based Compensation (Continued)

Determining Fair Value

Valuation and Amortization Method. K2 has elected to use the Black-Scholes option valuation model (single option approach) to calculate the fair value of employee stock option grants. For options with graded vesting, the option grant is treated as a single award and compensation cost is recognized on a straight-line basis over the vesting period of the entire award, ensuring that compensation cost is at least equal to the cumulative amount of vesting at the end of each reporting period.

Expected Term. The expected term of options granted represents the period of time that the option is expected to be outstanding. K2 estimates the expected term of the option grants based on historical exercise patterns that are believed to be representative of future behavior as well as other various factors. When and if applicable K2 uses separate groups of employees that have similar historical exercise behavior for valuation purposes.

Expected Volatility. K2 estimates its volatility using its historical share price performance over the expected life of the options, which management believes is materially indicative of expectations about expected future volatility.

Risk-Free Interest Rate. K2 uses risk-free interest rates in the Black-Scholes option valuation model that are based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options.

Dividend Rate. K2 does not issue dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, K2 uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. SFAS No. 123R requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. K2 uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to the date of adoption of SFAS No. 123R, K2 accounted for forfeitures as they occurred.

The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Risk free interest rate	4.29%	2.55%
Expected life of options	5 years	5 years
Expected volatility	45.7%	44.2%
Expected dividend yield	—	—

Nonvested Shares

A summary of the status of the Company’s nonvested shares issued under the plans for the three months ended March 31, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2005	192,000	$13.23
Vested	(26,668)	13.35

Nonvested shares outstanding at March 31, 2006	165,332	$13.21

As of March 31, 2006, there was approximately $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.24 years. During the three months ended March 31, 2006 and 2005, the Company recognized approximately $0.3 million and $0.1 million, respectively, in compensation cost related to nonvested shares.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 4 – Inventories

The components of inventories consisted of the following:

	March 31, 2006	December 31, 2005
	(Thousands)
Finished goods	$256,988	$266,340
Work in process	18,266	18,796
Raw materials	83,432	73,892

	$358,686	$359,028

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

At March 31, 2006, there was approximately $3.5 million of cash and 29,175 shares of K2 common stock held in escrow or due for payment relating to certain acquisitions. The cash and shares will be released from escrow during 2006 through 2008 subject to final agreement between K2 and the selling parties. The cash and shares in escrow as well as future cash payments due have been reflected in the purchase price of the related acquisitions. Shares held in escrow are reflected in the calculation of diluted earnings per share for the periods presented.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 5 – Acquisitions (Continued)

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

The following table summarizes the activity in 2005 and the first three months of 2006:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Balance at December 31, 2004	$6,990	$368	$7,358	$5,197	$12,555
Reserves established in conjunction with acquisitions	205	—	205	422	627
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(2,644)	—	(2,644)	(1,582)	(4,226)
Utilized in 2005:	(3,205)	(125)	(3,330)	(1,906)	(5,236)

Balance at December 31, 2005	1,346	243	1,589	2,131	3,720
Utilized in 2006:	(778)	(12)	(790)	(620)	(1,410)

Balance at March 31, 2006	$568	$231	$799	$1,511	$2,310

K2 believes that the remaining reserves for restructuring are adequate to complete its restructuring and exit plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 6 – Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following:

	Weighted Average Useful Life	March 31, 2006			December 31, 2005
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Impairment Charge (a)	Net Book Value
	(Thousands)
Intangibles subject to amortization:
Patents	7.9 years	$16,291	$5,256	$11,035	$16,164	$4,729	$—	$11,435
Customer contracts/relationships	8.2 years	8,215	2,972	5,243	8,215	2,689	—	5,526
Licensing agreements	7.4 years	2,795	1,479	1,316	2,795	1,357	—	1,438
Trademarks	7.1 years	955	317	638	955	279	—	676
Non-compete agreements	4.1 years	1,572	770	802	1,574	661	—	913
Order backlog and other	0.2 years	—	—	—	1,560	1,560	—	—

		29,828	10,794	19,034	31,263	11,275	—	19,988
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor		3,252	—	3,252	3,252	—	—	3,252
Action Sports		48,292	—	48,292	55,259	—	6,967	48,292
Team Sports		43,857	—	43,857	65,718	—	21,861	43,857
Apparel and Footwear		21,600	—	21,600	21,600	—	—	21,600
Goodwill				—				—
Marine and Outdoor		27,216	—	27,216	26,959	—	—	26,959
Action Sports		—	—	—	101,104	—	101,104	—
Team Sports		—	—	—	123,222	—	123,222	—
Apparel and Footwear		80,068	—	80,068	80,068	—	—	80,068

		224,285	—	224,285	477,182	—	253,154	224,028
Total intangibles and goodwill		$254,113	$10,794	$243,319	$508,445	$11,275	$253,154	$244,016

(a)	Non-cash intangible impairment charges as a result of annual testing in accordance with SFAS No. 142” Goodwill and Other Intangible Assets” (“SFAS No. 142”).

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 6 – Intangible Assets and Goodwill (Continued)

The table below shows the activity in intangibles subject to and not subject to amortization for the three months ended March 31, 2006.

	December 31, 2005 Net Book Value	Purchase Price Allocations (a)	Other Activity (b)	Amortization	March 31, 2006 Net Book Value
	(Thousands)
Intangibles subject to amortization:
Patents	$11,435	$—	$127	$(527)	$11,035
Customer contracts/relationships	5,526	—	—	(283)	5,243
Licensing agreements	1,438	—	—	(122)	1,316
Trademarks	676	—	—	(38)	638
Non-compete agreements	913	—	(2)	(109)	802

	19,988	—	125	(1,079)	19,034
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor	3,252	—	—	—	3,252
Action Sports	48,292	—		—	48,292
Team Sports	43,857	—	—	—	43,857
Apparel and Footwear	21,600	—	—	—	21,600
Goodwill
Marine and Outdoor	26,959	252	5	—	27,216
Apparel and Footwear	80,068	—	—	—	80,068

	224,028	252	5	—	224,285
Total intangibles and goodwill	$244,016	$252	$130	$(1,079)	$243,319

(a)	Amounts in this column represent the allocation of purchase price to intangibles in accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and adjustments to the preliminary purchase price allocations.

(b)	Amounts in this column represent either additions to intangibles not related to purchased intangibles or a reduction in the reserves established upon acquisition in accordance with SFAS No. 141.

Amortization expense for intangibles subject to amortization was approximately $1.1 million for the three months ended March 31, 2006. Amortization expense of purchased intangible assets subject to amortization is estimated to be approximately $3.5 million during the fiscal year ending December 31, 2006, $3.3 million during 2007, $3.2 million during 2008, $2.0 million during 2009 and $1.4 million during 2010.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

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

The following activity related to product warranty liabilities:

	Three Months Ended March 31,
	2006	2005
	(Thousands)
Beginning Balance	$10,446	$9,691
Charged to costs and expenses	2,154	2,226
Amounts charged to reserve	(3,511)	(2,593)

Ending Balance	$9,089	$9,324

NOTE 8 – Borrowings and Other Financial Instruments

At March 31, 2006, K2’s principal long-term borrowing facility was a five-year, $250 million revolving Credit Facility (“Facility”) expiring on July 1, 2009 with several banks and other financial institutions. The Facility is expandable to $350 million subject to certain conditions. The Facility has a $100 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, and as of March 31, 2006 bear a rate equal to the prime rate, or a LIBOR interest rate plus 1.375%, and the Facility had an unused commitment fee of 0.375% per year which was reduced to 0.25% under the restated and amended credit facility discussed below. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio if the unused availability drops below $37.5 million, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 8 – Borrowings and Other Financial Instruments (Continued)

At March 31, 2006, borrowings of $60 million were outstanding under the Facility bearing an average interest rate of 6.12%. At March 31, 2006, there were also letters of credit outstanding under the Facility of $9 million (consisting of $8.2 million of standby letters of credit and $0.8 million of trade letters of credit expiring over the next 12 months). K2 has classified $30 million of seasonal borrowings outstanding under the Facility at March 31, 2006 as current. Pursuant to the terms of the Facility, an additional $179.9 million was available for borrowing at March 31, 2006.

At March 31, 2006, K2 had $25 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the note holders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.143 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (the “Warrants”). The Warrants that were exercisable within the three year period ended February 14, 2006 expired unexercised. K2 assigned a total fair market value of $2.3 million to the Warrants. At March 31, 2006, the aggregate unamortized fair market value of $0.9 million is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

At March 31, 2006, K2 had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At March 31, 2006, K2 also had $200 million of 7.375% senior, unsecured notes (“Senior Notes”) due July 1, 2014. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

At March 31, 2006, K2 also had $33.7 million outstanding under various foreign lending arrangements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 9 – Pension Plans

Domestic plan

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

Effective August 31, 2004, the “K2 Pension Plan” was amended to freeze the accrual of future benefits for almost all of the employees. This resulted in active participants no longer accruing benefits under the plan. Participants will remain eligible to receive benefits they have earned under the plan through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plan. Only a small group of about 20 employees subject to a collective bargaining agreement will continue to accrue a benefit until September 16, 2006.

K2 also has a pension plan which covered certain employees of the Simplex Building Products division which K2 sold in 2000 (the “Simplex UAW Pension Plan”). This plan was merged with the K2 Pension Plan as of December 31, 2005.

The components of domestic net periodic pension cost consisted of the following:

	Domestic Plan Three Months Ended March 31,
	2006	2005
	(Thousands)
Service cost	$38	$25
Interest cost	1,007	1,010
Expected return on assets	(981)	(1,034)
Actuarial loss	215	162

Total net periodic benefit cost	$279	$163

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 9 – Pension Plans (Continued)

The increase in the net periodic benefit cost for the three months ended March 31, 2006 as compared to March 31, 2005 is due to lower than expected asset returns during 2005; a change in expected return on assets for 2006 from 8.25% to 7.75%; lower expected contributions in 2006 compared to 2005, and a change in discount rate from 5.75% to 5.67%. These increases were partially offset by a decrease due to demographic and miscellaneous changes. K2 estimates a required cash contribution of approximately $61,000 to the plan in 2006. During the three months ended March 31, 2006, K2 made no contributions to the domestic plan.

Foreign plans

In addition to the plans discussed above, K2 also had five smaller defined benefit plans in the United Kingdom and in Germany (“foreign plans”). Four of the foreign plans are in Germany and are attributable to the acquisitions of Völkl and Marker on July 7, 2004. K2 recorded pension expense for the plans in Germany beginning with the date of the acquisitions.

	Foreign Pension Plans Three Months Ended March 31,
	2006	2005
	(Thousands)
Net periodic benefit cost
Service cost	$101	$77
Interest cost	201	216
Expected return on plan assets	(132)	(117)
Amortization of net loss	6	—

Net periodic benefit cost	$176	$176

Pension expense for the three months ended March 31, 2006 for the foreign plans remained fairly consistent with the three months ended March 31, 2005. K2 estimates a required cash contribution of approximately $1.2 million to the foreign plans in 2006. During the three months ended March 31, 2006, K2 made contributions totaling approximately $0.2 million to the foreign plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 10 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2005	$(9,182)	$(13,470)	$(248)	$(22,900)
Currency translation adjustment	1,686	—	—	1,686
Reclassification adjustment for amounts recognized in cost of sales	—	—	166	166
Change in fair value of derivatives, net of $7 in taxes	—	—	96	96

Balance at March 31, 2006	$(7,496)	$(13,470)	$14	$(20,952)

Total comprehensive income (loss) was $5.6 million and ($2.3) million for the three months ended March 31, 2006 and 2005, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the above table. The currency translation gain for the three months ended March 31, 2006 is the result of the weakening of the U.S. dollar against foreign currencies during the period, mainly the Euro.

NOTE 11 – Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, restricted stock, shares held in escrow and warrants, using the treasury stock method, and of the convertible debentures using the “if converted” method. The table below provides a reconciliation from basic shares to fully diluted shares for the respective periods.

Options to purchase 4,153,466 and 3,517,041 shares of K2 common stock were outstanding at March 31, 2006 and 2005, respectively. At March 31, 2006, there were also 165,332 unvested and 26,668 vested restricted stock awards outstanding and 29,175 shares held in escrow relating to certain acquisitions. At March 31, 2006 and 2005, shares of common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,775 and warrants to purchase 524,329 and 767,589, respectively, of shares of common stock were outstanding.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 11 – Earnings Per Share Data (Continued)

For the three months ended March 31, 2006 and 2005, approximately 2,552,000 and 435,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the three months ended March 31, 2006, approximately 476,975 warrants were also excluded as their inclusion would have been antidilutive. For the three months ended March 31, 2006 and 2005, 94,821 and 612,466 shares of K2 common stock held in escrow, respectively, were included in the calculation of diluted earnings per share.

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted EPS as well as the calculation of diluted EPS for the periods presented:

	Three Months Ended March 31,
	2006	2005
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	46,719	46,177
Assumed conversion of dilutive stock options, restricted stock awards, warrants and shares in escrow	678	1,325

Diluted average common shares outstanding	47,397	47,502

Calculation of diluted earnings per share:
Net income	$3,642	$2,324
Diluted earnings per share (a)	$0.08	$0.05

(a)	Diluted earnings per share is calculated by dividing net income by diluted average common shares outstanding for the respective period.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 12 – Segment Information

Under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” K2 classifies its business into the following four segments based on similar product types and distribution channels: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear.

The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Team Sports segment includes baseball and softball products, K2 Licensed Products and recently added paintball products. The Action Sports segment includes skis, snowboards, snowshoes and in-line skates. The Apparel and Footwear segment includes Marmot and Ex Officio products as well as skateboard shoes and related apparel. During 2005, the paintball business declined significantly. In order to improve efficiency, K2 reorganized the paintball business to operate more in line with how the components of the Team Sports segment operates with increased emphasis on the mass merchant and large sporting goods retailer distribution. Upon completion of the reorganization in the first quarter of 2006, K2 has adjusted its segment reporting to include paintball products in the Team Sports segment versus the Actions Sports segment where it was previously reported. The segment information for the 2005 period has been restated to reflect this reclassification.

The segment information presented below is for the three months ended March 31:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2006	2005	2006	2005	2006	2005
	(Millions)
Marine and Outdoor	$123.1	$112.4	$40.5	$33.2	$16.1	$16.0
Team Sports	132.5	108.2	—	—	12.8	8.1
Action Sports	56.1	64.8	0.9	2.7	(10.9)	(11.6)
Apparel and Footwear	36.4	32.9	1.5	0.8	(1.7)	0.9

Total segment data	$348.1	$318.3	$42.9	$36.7	16.3	13.4

Corporate expenses, net					(3.0)	(2.7)
Interest expense					(7.8)	(7.2)

Income before provision for income taxes					$5.5	$3.5

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 13 – Contingencies

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its sporting goods or other recreational products and industrial business. Many components and finished products, however, are manufactured or assembled abroad (particularly in the People’s Republic of China) and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties natural disasters and other factors. A single supplier manufactures major portions of K2’s in-line skates. K2 believes alternate sources for these products could be found, although at potentially increased costs.

K2 currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or prospects, litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting K2 from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business, financial position or results of operations for the period in which the ruling occurs or future periods. K2 maintains product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to K2 or that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Environmental

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRP's and the volume and types of waste involved which might be attributable to K2.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 13 – Contingencies (Continued)

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At March 31, 2006 and December 31, 2005, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, results of operations or prospects.

EIFS Litigation and Claims

From 1988 through 2000, K2, through a former division, manufactured and sold an exterior wall covering product for application by contractors on commercial and residential buildings, referred to as exterior insulated finish systems (“EIFS”). In June 2000, K2 sold the assets of this division to Tyco International (US) Inc. and affiliates, including any liabilities for EIFS manufactured and installed after the sale date. K2 has not been in this building products business since June 2000. Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of March 31, 2006, K2 continues to be a defendant or co-defendant in approximately 70 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2's EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

To date, all litigation costs and settlements related to the EIFS claims and lawsuits against K2 have been paid by insurers, with the exception of immaterial deductibles and one partial payment by K2, for which adequate reserves were made at the time of the sale of the EIFS business, although such insurance carriers have issued “reservation of rights” letters in respect of certain claims and lawsuits. Although K2’s experience with respect to EIFS claims is still evolving and it is possible that future claims and payments may vary from management's current expectations, K2 believes that its third party insurance will be adequate to cover the anticipated costs of all remaining EIFS litigation.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 13 – Contingencies (Continued)

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

K2 timely tendered this case to its insurance carrier, which originally defended this lawsuit under a “reservation of rights” letter. In April 2004, K2 and its insurer negotiated an agreement which resulted in its insurer providing full indemnity up to applicable policy limits for all claims arising out of this litigation. In exchange for the indemnity, K2’s insurer assumed full control over the litigation and settlement negotiations. The claims by the 98 home owners were eventually settled by K2’s insurer. On November 4, 2005, the related claims against K2 by Life Forms, Fresh Coat, and Griesenbeck were tried and resulted in a jury verdict of approximately $42 million, of which $6.8 million was for “knowingly” and ”intentionally” violating the DTPA. K2’s insurer has advised that it plans to appeal this verdict. Based on the agreement with its insurer to indemnify K2 on all claims as well as adequate insurance coverage and management’s assessments of K2’s arguments that may be made on behalf of K2 on appeal, K2 does not believe this verdict will have a material adverse effect on its business, financial condition, results of operations or prospects.

While, to date, none of these EIFS proceedings have required that K2 incur substantial costs, there can be no guarantee of insurance coverage. Current and future EIFS proceedings could result in substantial costs to K2. Although K2 carries what it believes is adequate general, product and excess liability insurance, K2 cannot assure that its insurance coverage will be adequate for all future payments, that the insured amounts will cover all future claims in excess of deductibles or that all amounts will be covered by insurance in respect of all judgments.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 13 – Contingencies (Continued)

On April 29, 2005, a jury awarded the licensee (1) $4.1 million for a claim of lost profits for the next ten years on sales of equipment bags, plus the value of inventory of such bags (the “10-Year Lost Profits Verdict”), (2) $2.1 million for lost profits of equipment bags beginning ten years from the date of the breach of the agreement through forever (the “Speculative Profits Verdict”) and (3) $2.5 million for K2’s alleged tortious interference with the licensee’s business expectations (the “Tortious Interference Verdict”) between Rawlings and the licensee. The Missouri District Court ruled that the licensee was not permitted to bring certain claims to the jury. Following trial, the licensee was awarded approximately $0.5 million in attorney’s fees and costs pursuant to a motion. Following the verdict, K2 established in the second quarter of 2005 an additional $1.2 million in liabilities for a total of approximately $4.7 million in liabilities related to this litigation, including estimated legal fees and costs of licensee’s attorneys.

On May 19, 2005, K2 and Rawlings, as the case may be, have filed a motion for new trial with respect to the 10-Year Lost Profits Verdict and a motion for judgment notwithstanding the verdict with respect to the Speculative Profits Verdict and the Tortious Interference Verdict. On July 27, 2005, the Missouri District (1) denied Rawlings’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict, (2) granted Rawlings’ motion for judgment notwithstanding the verdict with respect to the $2.1 million Speculative Profits Verdict and (3) denied K2’s motion for judgment notwithstanding the verdict for the $2.5 million Tortious Interference Verdict. Accordingly, there is currently a judgment against K2 and Rawlings for approximately $6.8 million, including post judgment interest.

K2 and Rawlings, as the case may be, intend to vigorously prosecute an appeal. K2 believes, in part based on advice and estimates from outside counsel as follows: that certain portions of the Missouri District Court’s decision are not supported by facts or law; that there are meritorious arguments to be raised during the appeals process because of, among other things, a lack of evidence to support certain aspects of the verdict; and that K2’s aggregate exposure including attorney’s fees and costs of license is approximately $4.7 million. In connection with its appeal, K2 was required by Missouri law to post bond in the amount of approximately $6.8 million. In the event that K2 and Rawlings are unsuccessful in their appeal and the amount of the judgment, including the fees and costs of attorneys for the licensee, is greater than $4.7 million, or the outcome of a total liability greater than $4.7 million becomes probable and estimable, K2 will be required to record an expense in the period in which the matter is finalized. However, this expense could be higher if the appeals court rules in favor of the licensee for certain claims on which it is expected that licensee will appeal. The appeal process is expected to be completed in the range of one to two years.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 13 – Contingencies (Continued)

In connection with K2’s acquisition of substantially all of the assets of Miken Composites, LLC, a business engaged in the design, selling and distribution of composite softball bats and softball-related products and accessories in the fourth quarter 2004, K2 assumed the post-acquisition damages, if any, relating to a patent lawsuit in the U.S. District Court for the District of Minnesota. In this patent lawsuit, Miken Composites, L.L.C. v. Wilson Sporting Goods Co., Miken commenced an action in April 2002 seeking a declaration that a line of softball bats manufactured by Miken does not infringe a particular patent owned by Wilson. In response, Wilson counterclaimed for patent infringement seeking compensatory damages and a permanent injunction against Miken as the manufacturer and distributor of the allegedly infringing bats.

In July 2004, the Minnesota Court issued an order interpreting certain of Wilson’s claims concerning its patent. Based on this ruling, Miken moved for summary judgment. On March 17, 2005, before any ruling on the summary judgment motion, the Minnesota Court entered an order to stay the patent case pending resolution of a related appeal in federal court of Wilson Sporting Goods Co. v. Hillerich & Bradsby Co. This case involves the same Wilson patent as in Miken Composites, L.L.C. v. Wilson Sporting Goods Co.

The outcome of this matter will depend primarily upon contested facts, and cannot be accurately predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson's counterclaims, in the event that Miken is unsuccessful in the declaratory judgment and counterclaim actions, it is expected that Wilson would seek to pursue K2 for alleged acts of infringement arising after the acquisition of Miken’s assets by K2. It is further expected, that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats. In such event, K2 would, among other things, be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable. The litigation process for this case, including any appeals, is estimated to be in the range of two to three years.

NOTE 14 – Supplemental Guarantor Information

Obligations to pay principal and interest on K2’s Senior Notes are guaranteed by K2’s existing and future wholly-owned U.S. subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by K2 and guarantees are full, unconditional, and joint and several. The non-guarantor subsidiaries are K2’s consolidated non-U.S. subsidiaries. Supplemental condensed consolidating financial information of the K2’s guarantors and non-guarantors is presented below.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

	Three Months Ended March 31, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$291,236	$99,696	$(42,861)	$348,071
Cost of products sold	—	199,174	77,965	(41,623)	235,516

Gross profit	—	92,062	21,731	(1,238)	112,555
Selling expenses	—	47,197	14,678	—	61,875
General and administrative expenses	8,548	23,174	6,351	—	38,073

Operating income (loss)	(8,548)	21,691	702	(1,238)	12,607
Income in consolidated subsidiaries	19,243	—	—	(19,243)	—
Other expense (income), net	(9)	(428)	(315)	—	(752)
Interest expense	7,062	56	715	—	7,833

Income (loss) before income taxes	3,642	22,063	302	(20,481)	5,526
Income taxes	—	1,004	880	—	1,884

Net income (loss)	$3,642	$21,059	$(578)	$(20,481)	$3,642

	Three Months Ended March 31, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$248,852	$106,062	$(36,623)	$318,291
Cost of products sold	—	169,289	81,383	(35,200)	215,472

Gross profit	—	79,563	24,679	(1,423)	102,819
Selling expenses	—	41,836	16,879	—	58,715
General and administrative expenses	6,960	20,233	6,900	—	34,093

Operating income (loss)	(6,960)	17,494	900	(1,423)	10,011
Income in consolidated subsidiaries	15,224	—	—	(15,224)	—
Other expense (income), net	(806)	201	(116)	—	(721)
Interest expense	6,746	153	354	—	7,253

Income (loss) before income taxes	2,324	17,140	662	(16,647)	3,479
Income taxes	—	689	466	—	1,155

Net income (loss)	$2,324	$16,451	$196	$(16,647)	$2,324

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

(Thousands)

	As of March 31, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$1,989	$1,619	$12,792	$—	$16,400
Accounts receivable, net	23,078	241,494	117,501	(70,236)	311,837
Inventories, net	—	249,306	109,380	—	358,686
Deferred income taxes	6,527	—	1,199	—	7,726
Prepaid expenses and other current assets	546	2,390	18,769	—	21,705

Total current assets	32,140	494,809	259,641	(70,236)	716,354
Property, plant and equipment	10,428	161,804	126,204	—	298,436
Less allowance for depreciation and amortization	1,470	104,592	51,543	—	157,605

	8,958	57,212	74,661	—	140,831
Advances to affiliates	84,176	373,869	65,800	(523,845)	—
Investment in subsidiaries	843,119	—	—	(843,119)	—
Intangible assets, net	227,688	10,206	5,425	—	243,319
Other	18,843	2,926	2,109	—	23,878

Total Assets	$1,214,924	$939,022	$407,636	$(1,437,200)	$1,124,382

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$15,491	$—	$15,491
Accounts payable	1,901	89,423	56,150	(70,236)	77,238
Accrued liabilities	53,127	52,057	43,698	—	148,882
Current portion of long-term debt	30,000	—	3,113	—	33,113

Total current liabilities	85,028	141,480	118,452	(70,236)	274,724
Long-term pension liabilities	20,381	—	6,377	—	26,758
Long-term debt	230,000	—	15,113	—	245,113
Deferred income taxes	18,139	—	—	—	18,139
Advances from affiliates	301,728	102,504	119,613	(523,845)	—
Convertible subordinated debentures	99,120	—	—	—	99,120
Interdivisional equity	—	695,038	148,081	(843,119)	—
Shareholders’ Equity	460,528	—	—	—	460,528

Total Liabilities and Shareholders’ Equity	$1,214,924	$939,022	$407,636	$(1,437,200)	$1,124,382

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets

(Thousands)

	As of December 31, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$2,575	$1,594	$7,628	$—	$11,797
Accounts receivable, net	43,700	251,483	158,596	(73,337)	380,442
Inventories, net	—	259,257	99,771	—	359,028
Deferred income taxes	4,083	—	961	—	5,044
Prepaid expenses and other current assets	3,481	4,699	13,725	—	21,905

Total current assets	53,839	517,033	280,681	(73,337)	778,216
Property, plant and equipment	13,294	159,807	122,101	—	295,202
Less allowance for depreciation and amortization	1,478	101,820	47,849	—	151,147

	11,816	57,987	74,252	—	144,055
Advances to affiliates	1,002	380,406	73,432	(454,840)	—
Investment in subsidiaries	841,857	—	—	(841,857)	—
Intangible assets, net	228,581	10,265	5,170	—	244,016
Other	18,731	3,458	2,100	—	24,289

Total Assets	$1,155,826	$969,149	$435,635	$(1,370,034)	$1,190,576

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$24,296	$—	$24,296
Accounts payable	33,911	85,758	47,138	(73,337)	93,470
Accrued liabilities	58,525	55,620	43,612	—	157,757
Current portion of long-term debt	30,000	(1,830)	5,095	—	33,265

Total current liabilities	122,436	139,548	120,141	(73,337)	308,788
Long-term pension liabilities	20,381	—	6,377	—	26,758
Long-term debt	265,286	—	15,431	—	280,717
Deferred income taxes	21,286	—	—		21,286
Advances from affiliates	173,410	165,289	116,141	(454,840)	—
Convertible subordinated debentures	99,003	—	—	—	99,003
Interdivisional equity	—	664,312	177,545	(841,857)	—
Shareholders’ equity	454,024	—	—	—	454,024

Total Liabilities and Shareholders’ Equity	$1,155,826	$969,149	$435,635	$(1,370,034)	$1,190,576

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	Three Months Ended March 31, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$3,642	$21,059	$(578)	$(20,481)	$3,642
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,730	3,503	3,369	—	8,602
Non-cash stock compensation charges	515	—	—	—	515
Deferred taxes	(5,591)	—	(238)	—	(5,829)
Changes in current assets and current liabilities	(13,851)	22,351	36,792	—	45,292

Net cash provided by (used in) operating activities	(13,555)	46,913	39,345	(20,481)	52,222
Investing Activities
Property, plant & equipment expenditures	(29)	(2,768)	(2,861)	—	(5,658)
Disposals of property, plant & equipment	2,649	(94)	202	—	2,757
Purchase of businesses, net of cash acquired	—	—	(262)	—	(262)
Other items, net	1,355	12,222	(33,303)	19,219	(507)

Net cash provided by (used in) investing activities	3,975	9,360	(36,224)	19,219	(3,670)
Financing Activities					—
Borrowings under long-term debt	275,692	—	—	—	275,692
Payments under long-term debt	(310,978)	—	(353)	—	(311,331)
Net decrease in short-term bank loans	—	—	(8,805)	—	(8,805)
Proceeds received from exercise of stock options	398	—	—	—	398

Net cash used in financing activities	(34,888)	—	(9,158)	—	(44,046)
(Increase) decrease in investment in subsidiaries	(1,262)	—		1,262	—
Advances (to) from affiliates	45,144	(56,248)	11,104	—	—

Effects of foreign exchange rates on cash and cash equivalents	—	—	97	—	97
Net increase (decrease) in cash and cash equivalents	(586)	25	5,164	—	4,603
Cash and cash equivalents at beginning of year	2,575	1,594	7,628	—	11,797

Cash and cash equivalents at end of period	$1,989	$1,619	$12,792	$—	$16,400

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	Three Months Ended March 31, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$2,324	$16,451	$196	$(16,647)	$2,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,488	3,471	2,447	—	8,406
Non-cash stock compensation charges	125	—	—	—	125
Deferred taxes	(16,880)	8,779	8,442	—	341
Changes in current assets and current liabilities	25,836	(45,133)	25,029	—	5,732

Net cash provided by (used in) operating activities	13,893	(16,432)	36,114	(16,647)	16,928
Investing Activities
Property, plant & equipment expenditures	(461)	(3,410)	(2,886)	—	(6,757)
Disposals of property, plant & equipment	87	11	124	—	222
Purchase of businesses, net of cash acquired	(152)	—	—	—	(152)
Other items, net	(18,138)	68,559	(119)	(48,264)	2,038

Net cash provided by (used in) investing activities	(18,664)	65,160	(2,881)	(48,264)	(4,649)
Financing Activities
Borrowings under long-term debt	294,000	—	—	—	294,000
Payments under long-term debt	(266,074)	(1,958)	(1,832)	—	(269,864)
Net increase (decrease) in short-term bank loans	—	41	(22,063)	—	(22,022)
Proceeds received from exercise of stock options	140	—	—	—	140

Net cash provided by (used in) financing activities	28,066	(1,917)	(23,895)	—	2,254
(Increase) decrease in investment in subsidiaries	(12,419)	(52,491)	(1)	64,911	—
Advances (to) from affiliates	(9,679)	3,713	5,966	—	—

Effects of foreign exchange rates on cash and cash equivalents	—	—	(298)	—	(298)
Net increase (decrease) in cash and cash equivalents	1,197	(1,967)	15,005	—	14,235
Cash and cash equivalents at beginning of year	3,167	5,098	17,368	—	25,633

Cash and cash equivalents at end of period	$4,364	$3,131	$32,373	$—	$39,868

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2006

NOTE 15 – Related Party Transactions

In October 2003, K2 entered into a Reimbursement Agreement with its Chairman and Chief Executive Officer, Mr. Heckmann, for the reimbursement of expenses incurred by Mr. Heckmann in the operation of his private plane when used for K2 business. The Reimbursement Agreement is effective for expenses incurred by Mr. Heckmann for K2 business purposes since September 3, 2003. On July 6, 2004 the agreement was amended changing certain terms and conditions. During the three months ended March 31, 2006 and 2005, K2 paid a total of approximately $86,000 and $456,000, respectively, pursuant to these agreements related to expenses incurred by Mr. Heckmann and other executive officers of K2.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

K2 is a premier, branded consumer products company with a portfolio of leading brands including Shakespeare, Pflueger, Stearns, Sospenders and Hodgman in the Marine and Outdoor segment; Rawlings, Worth, Miken and Brass Eagle in the Team Sports segment; K2, Völkl, Marker and Ride and in the Action Sports segment; and Adio, Marmot and Ex Officio in the Apparel and Footwear segment. K2’s diversified mix of products is used primarily in team and individual sports activities such as fishing, water sports activities, baseball, softball, alpine skiing, snowboarding and in-line skating.

Matters Affecting Comparability

Operating Segments. Under SFAS No. 131 K2 classifies its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear. The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Team Sports segment includes baseball and softball products, K2 Licensed Products and paintball products. The Action Sports segment includes skis, bindings, snowboards, snowshoes and in-line skates. The Apparel and Footwear segment includes skateboard shoes and technical apparel and equipment and outdoor and adventure travel apparel. In order to improve efficiency, K2 reorganized the paintball business to operate more in line with how the components of the Team Sports segment operates with increased emphasis on the mass merchant and large sporting goods retailer distribution. Upon completion of the reorganization in the first quarter of 2006, K2 has adjusted its segment reporting to include paintball products in the Team sports segment versus the Actions Sports segment where it was previously reported. All periods presented have been recasted to reflect these changes in the segments.

K2 reports its financial statements using a 52/53 week year with a 13 week quarter ending on the closest Sunday to the end of March, June, September and December. Fiscal year 2006 includes 53 weeks versus 52 weeks in 2005 fiscal year, and the first quarter 2006 includes 14 weeks versus 13 weeks in the first quarter 2005. For purposes of the consolidated financial statements, the end of each quarter is stated as of March 31, June 30, September 30 and December 31, respectively.

The Marine and Outdoor segment represented $123.1 million, or 35.4%, of K2’s 2006 three months consolidated net sales; the Team Sports segment had net sales of $132.5 million, or 38.1% of 2006 three months consolidated net sales; the Action Sports segment had net sales of $56.1 million, or 16.1% of 2006 three months consolidated net sales; and the Apparel and Footwear segment had net sales of $36.4 million, or 10.4% of 2006 three months consolidated net sales.

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Consolidated Condensed Statements of Income for the quarter ended March 31:

(In millions, except per share data)	2006	2005	Increase/Decrease
			$	%
Net sales	$348.1	$318.3	$29.8	9.4%
Gross profit	112.6	102.8	9.8	9.5%
Operating income	12.6	10.0	2.6	25.9%
Net income	3.6	2.3	1.3	56.7%
Diluted earnings per share	$0.08	$0.05	$0.03	57.1%
Expressed as a percentage of net sales:
Gross margin (a)	32.3%	32.3%
Selling, general and administrative expense	28.7%	29.2%
Operating margin (b)	3.6%	3.1%

(a)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Condensed Statements of Income.

(b)	Operating Margin is defined as operating income divided by net sales as presented in the Consolidated Condensed Statements of Income.

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

Comparative First Quarter Results of Operations

Net sales of K2 for the three months ended March 31, 2006 increased to $348.1 million as compared with $318.3 million in the year-earlier period. Net income for the first quarter of 2006 also increased to $3.6 million, or $0.08 per diluted share, as compared to $2.3 million, or $0.05 per diluted share, in the first quarter of 2005.

Net Sales. In the Marine and Outdoor segment, net sales increased to $123.1 million in the 2006 first quarter as compared with $112.4 million in the prior year’s first quarter. The overall improvement in net sales during 2006 resulted from increased sales of Stearns products of $10.2 million, including sales of Hodgman wader products, which was acquired in the second quarter of 2005, and increased sales of Shakespeare fishing tackle products. The increase in sales of Shakespeare fishing tackle products reflected growth in the sales of Pflueger reels, kits and combos and military antennas. Increased sales of Stearns outdoor products resulted from increase sales of ski vests, inflatable floatation devices and international sales of immersion suits.

Net sales of the Team Sports segment improved to $132.5 million for the 2006 first quarter as compared to $108.2 million in the prior year’s first quarter. The improvement was driven primarily by increased sales of Rawlings, Worth and Miken baseball and softball products of $11.4 million, Rawlings apparel product lines of $6.5 million, K2 Licensed Products of $1.4 million, and paintball products of $2.4 million.

In the Action Sports segment, net sales were $56.1 million in the 2006 first quarter as compared to $64.8 million in the prior year’s first quarter. The overall sales decline was primarily due to lower sales of in-line skates of $3.1 million, bikes of $3.2 million and ski, snowboard and binding products of $1.2 million. In September 2005 K2 discontinued selling bikes and entered into a license agreement with a third party to manufacture and distribute bikes under the K2 brand.

Net sales of the Apparel and Footwear segment increased to $36.4 million in the 2006 first quarter as compared to $32.9 million in the prior year’s first quarter. The increase in net sales is due to higher sales of Earth Products skateboard shoes and apparel of $1.8 million, a $0.7 million increase in Marmot products and a $0.9 million increase in Ex Officio products.

K2’s international operations (operating locations outside of the United States) represented $71.6 million, or 20.6% of K2’s consolidated net sales for the three months ended March 31, 2006 as compared to $75.6 million, or 23.8% of K2’s consolidated net sales for the three months ended March 31, 2005. The decrease in net sales from international operations was due to the lower sales of in-line skates and Völkl and Marker products.

Gross profit. Gross profits for the first quarter of 2006 increased 9.5% to $112.6 million, or 32.3% of net sales, as compared with $102.8 million, or 32.3% of net sales, in the year ago quarter. The improvement in gross profit dollars for the quarter was attributable to the increase in first quarter sales volume.

Costs and Expenses. Selling expenses for the 2006 first quarter were $61.9 million, or 17.8% of net sales, as compared with $58.7 million, or 18.4% of net sales, in the prior year’s first quarter. General and administrative expenses for the 2006 first quarter were $38.1 million, or 10.9% of net sales, as compared with $34.1 million, or 10.7% of net sales, in the prior year’s first quarter. The increase in selling expenses in dollars was attributable to the increase in sales volume for the first quarter as compared to the prior year. The increase in general and administrative expenses in dollars for the 2006 first quarter was primarily attributable to higher sales volume during the first quarter. As a percentage of net sales, selling expenses decreased due to decreased selling expense in the Team Sports segment offset by increased selling expenses in the Action Sports and Apparel and Footwear segments.

Operating Income. Operating income for the 2006 first quarter increased to $12.6 million, or 3.6% of net sales, as compared to operating income of $10.0 million, or 3.1% of net sales, a year ago. The increase in operating income was due to higher sales volume leading to increased gross profit and lower selling expenses as a percentage of sales as discussed above in the 2006 first quarter as compared to the prior year partially offset by $0.3 million of stock option expense under SFAS No. 123R in the first quarter 2006 and increases in general and administrative expenses.

K2’s international operations (operating locations outside of the United States) had an operating loss of $2.5 million for the three months ended March 31, 2006 as compared with $0.2 million of operating income in the year ago quarter. The decrease in operating income from international operations was largely attributable to the decrease in net sales from international operations due to the lower sales of in-line skates and Völkl and Marker products.

Interest Expense. Interest expense was $7.8 million in the 2006 first quarter as compared to $7.3 million in the year-earlier period. The increase in interest expense for 2006 was primarily attributable to higher average borrowing levels and higher interest rates during the 2006 first quarter as compared to 2005. Borrowings at the end of the 2006 first quarter were lower than the end of the 2005 first quarter, but on average, the borrowings were higher in the 2006 first quarter due to a decrease in working capital that did not occur until at the end of the 2006 first quarter.

Income Taxes. During the 2006 first quarter, the effective income tax rate was 34.1% as compared to 33.2% during the 2005 first quarter. The increase in the effective tax rate was primarily attributable to an estimated greater percentage of income being taxed in relatively higher tax jurisdictions during 2006 than during 2005.

Liquidity and Capital Resources

Cash Flow Activity

K2’s operating activities provided $52.2 million of cash in the current year’s three months as compared to $16.9 million in the 2005 three months. The increase in cash from operations during 2006 was primarily attributable to the decrease in inventory of $0.8 million in 2006 compared to an increase in inventory of $21.3 million in 2005, a further decline of accounts receivable of $11.5 million and a smaller decrease in accounts payable of $9.1 million offset by an increase in deferred taxes of $5.8 million in 2006 compared to a decrease in deferred taxes of $0.3 million in 2005.

Net cash used in investing activities was $3.7 million in the current year’s three months, as compared to $4.6 million of cash used in investing activities in the prior year. The decrease in cash used in investing activities during 2006 was mainly attributable to $1.1 million less cash used in the purchase of property, plant and equipment and a $2.5 million increase in cash provided by the disposals of property, plant and equipment in the 2006 three months as compared to 2005. There were no material commitments for capital expenditures at March 31, 2006.

Net cash used in financing activities was $44.0 million in the current year’s three months as compared with $2.3 million of cash provided by financing activities in the prior year. The increase in cash used in financing activities during the 2006 was due to the repayment of debt.

Capital Structure and Resources

K2’s principal long-term borrowing facility is a $250 million revolving credit facility (“Facility”), secured by all of K2’s assets in the United States, Canada and England. Total availability under the Facility is determined by a borrowing formula based on eligible trade receivables and inventory and defined advance rates. The Facility is expandable to $350 million, subject to certain conditions, and has a $100 million limit for the issuance of letters of credit. On February 21, 2006, K2 amended and restated its Facility, which extends the expiration date to February 21, 2011. Additionally, the amended and restated Facility provides reduced pricing on borrowings and fees on unused commitments and provides more favorable covenants, including, among others, those relating to financial reporting, sale or disposition of assets, incurrence of other indebtedness, permitted investments and restricted payments or dividends.

At March 31, 2006, there were $60 million of borrowings outstanding under the Facility, $9 million of outstanding letter of credit issuances (consisting of $8.2 million of standby letters of credit and $0.8 million of trade letters of credit which expire over the next 12 months) and $179.9 million of available borrowing capacity. At March 31, 2006, K2 also had outstanding $25 million of 7.25% convertible subordinated debentures due March 2010, $75 million of 5.00% convertible senior debentures due June 2010 and $200 million of 7.375% senior notes due July 2014. At March 31, 2006, K2 had $33.7 million outstanding under various foreign lending arrangements.

K2 believes that the credit available under the Facility, together with cash flow from operations, will be sufficient for K2’s business needs through March 31, 2007. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Facility. In addition, K2’s $200 million senior notes and $25 million convertible subordinated debentures place limitations on the incurrence of indebtedness by K2.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at March 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt (1)	$378,226	$3,114	$5,762	$101,463	$267,887
Operating leases (2)	70,101	15,564	21,565	14,104	18,868
Licensing arrangements (3)	8,005	3,252	3,428	575	750
Endorsement and sponsorship arrangements (4)	5,197	3,353	1,720	124	—
Pension contributions (5)	1,280	1,280	—	—	—

Total contractual cash obligations	$462,809	$26,563	$32,475	$116,266	$287,505

(1)	Includes principal payments contractually outstanding under K2’s lending arrangements. See Note 8 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s long-term debt obligations.

(2)	In the ordinary course of business, K2 enters into operating leases for the use of buildings, machinery and equipment. These amounts represent the contractual minimum payments due under these agreements.

(3)	In the ordinary course of business, K2 enters into licensing arrangements whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(4)	In the ordinary course of business, K2 enters into endorsement and sponsorship contracts with athletes whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(5)	These amounts include estimated contributions for K2’s pension plans. See Note 9 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s pension plans.

In addition to the amounts listed in the above table, K2 also has interest payment and fee obligations related to the long term debt as follows at March 31, 2006 (see also Note 8 to Notes of Consolidated Condensed Financial Statements):

•	Outstanding borrowings of $60 million under its $250 million secured bank revolving credit line due February 21, 2011 with interest payments due at LIBOR plus 1.375% or at the prime rate and a commitment fee of 0.25% on the unused portion.

•	$75 million convertible debentures, due June 15, 2010 with semi-annual interest payable at 5.00%.

•	$25 million convertible subordinated debentures, due March 3, 2010 with quarterly interest payable at 7.25%.

•	$200 million senior notes, due July 1, 2014 with semi-annual interest payable at 7.375%.

•	Outstanding long term debt of $33.7 million under various foreign lending arrangements. Interest rates on these borrowings range from approximately 1% to 7.25%.

Off-Balance Sheet Arrangements

K2 did not enter into any off-balance sheet arrangements during 2006 or 2005, nor did K2 have any off-balance sheet arrangements outstanding at March 31, 2006 or December 31, 2005.

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

Adoption of SFAS No. 123 (revised 2004)

On January 1, 2006, K2 adopted SFAS No. 123R which requires K2 to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R eliminates the use of APB Opinion No. 25 and the option for pro forma disclosure in accordance with SFAS No. 123.

SFAS No. 123R permits public companies to adopt its requirements using one of the two following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate prior periods based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) for all prior periods presented or (b) prior interim periods of the year of adoption. K2 adopted SFAS No. 123R using the modified-prospective method and therefore prior periods are not restated.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under previous guidance. This requirement may reduce operating cash flows and increases net financing cash flows in periods after adoption.

Prior to the adoption of SFAS No. 123R, K2 measured compensation cost for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations and provided pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. Compensation cost for stock options issued to employees was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

The decision to accelerate the vesting of these options was made to reduce future compensation expense that is expected to be recorded in conjunction with K2’s adoption of SFAS No. 123R.

Determining Fair Value under SFAS No. 123R

Valuation and Amortization Method. K2 has elected to use the Black-Scholes option valuation model (single option approach) to calculate the fair value of employee stock option grants. For options with graded vesting, the option grant is treated as a single award and compensation cost is recognized on a straight-line basis over the vesting period of the entire award, ensuring that compensation cost is at least equal to the cumulative amount of vesting at the end of each reporting period.

Expected Term. The expected term of options granted represents the period of time that the option is expected to be outstanding. K2 estimates the expected term of the option grants based on historical exercise patterns that are believed to be representative of future behavior as well as other various factors. When and if applicable K2 uses separate groups of employees that have similar historical exercise behavior for valuation purposes.

Expected Volatility. K2 estimates its volatility using its historical share price performance over the expected life of the options, which management believes is materially indicative of expectations about expected future volatility.

Risk-Free Interest Rate. K2 uses risk-free interest rates in the Black-Scholes option valuation model that are based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options.

Dividend Rate. K2 does not issue dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, K2 uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. SFAS No. 123R requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. K2 uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to the date of adoption of SFAS No. 123R, K2 accounted for forfeitures as they occurred.

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

K2 determined there was no material impairment of long-lived assets as of March 31, 2006. However, future indicators or impairment tests of intangible assets with finite lives could result in a charge to earnings. K2 will continue to evaluate intangible assets on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

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

The fair value of K2’s reporting units are determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. The present value of estimated future cash flows uses K2’s estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that K2 uses to manage the underlying businesses. Under the market approach, fair value is estimated based on market multiples of earnings for comparable companies and similar transactions. The weighting that K2 applies to each of the income and market approaches is based on the data available and specific facts and circumstances surrounding each reporting unit.

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

Income Taxes

Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. In accordance with SFAS No. 109, net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realization of its deferred tax assets, K2 considers all available positive and negative evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. In forecasting future taxable income, K2 considers (i) taxable income in prior carryback years, (ii) future reversals of existing taxable temporary differences, (iii) tax planning strategies, and (iv) future taxable income, exclusive of reversing temporary differences and carryovers. These forecasts require significant judgment and assumptions to estimate future taxable income and are based on the plans and estimates that K2 uses to manage the underlying business. K2 has established a valuation allowance against its deferred tax assets in each jurisdiction where it cannot conclude that it is more likely than not that such assets will be realized. In the event that actual results differ from the forecasts or we adjust the forecast or assumptions in the future, the resultant change in the valuation allowance could have a significant impact on future income tax expense.

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

K2 also has a pension plan which covered certain employees of the Simplex Building Products division which K2 sold in 2000 (the “Simplex UAW Pension Plan”). This plan was merged with the K2 Pension Plan as of December 31, 2005.

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

For 2006, domestic plan pension expense is estimated to be approximately $1.1 million, an increase of $0.4 million from the 2005 year. This increase in expense is attributable to the following: a $0.3 million increase in expense due to worse than expected asset returns during 2005; a $0.2 million increase in expense due to a change in expected return on asset for 2006 from 8.25% to 7.75%; $0.2 million increase for lower expected contributions in 2006; $0.1 million increase due to a change in discount rate from 5.75% to 5.67%, all of which are expected to be offset by a $0.4 million decrease due to demographic and miscellaneous changes. K2 estimates a required cash contribution of approximately $0.1 million to the plans in 2006. For the three months ended March 31, 2006 K2 made no contributions to the domestic plan.

For 2006, pension expense related to the foreign plans is estimated to be approximately $0.7 million, which is consistent with the 2005 year. K2 estimates a required cash contribution of approximately $1.2 million to the foreign plans in 2006. During the three months ended March 31, 2006, K2 made contributions totaling approximately $0.2 million to the foreign plans.

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

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of K2 Inc. and its consolidated subsidiaries (“K2”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry rankings relating to products; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, weather conditions, consumer spending, continued success of manufacturing in the People’s Republic of China, global economic conditions, product demand, financial market performance, foreign currency fluctuations and other risks that are described herein, including but not limited to the items described from time to time in K2’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including K2’s Annual Report on Form 10-K for the year ended December 31, 2005. K2 cautions that the foregoing list of important factors is not exclusive, any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and K2 assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

K2 is exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense.

Foreign Currency

K2 is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates can have on the reported results in the consolidated financial statements due to the translation of the operating results and financial position of K2’s international subsidiaries. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over annual time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At March 31, 2006, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $40.8 million.

A majority of K2’s products are either manufactured in K2’s China manufacturing facility or sourced from Chinese suppliers, which requires the use of Yuan as the form of payment for labor, raw materials, supplies, overhead, transportation and facilities costs. In July 2005, the Chinese government announced that it would let the Yuan's value float relative to other currencies within a narrow band and increased the Yuan’s value versus the U.S. Dollar by two percent. Should the Yuan continue to strengthen against the U.S. dollar, this could have a negative impact on K2’s future results of operations in the event K2 is unable to pass on the impact of the rising costs to its customers.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at quarter end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected second quarter 2006 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increase materials costs would likely be partially offset by a positive impact on revenues due to K2’s sales internationally and the conversion of those international sales to U.S. dollars.

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

As of March 31, 2006, K2 had $300 million in principal amount of fixed rate debt represented by the convertible debentures and senior notes and $93.7 million of variable rate debt represented by borrowings under the revolving credit facilities and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of March 31, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $0.9 million on an annual basis. At March 31, 2006, up to $179.9 million of variable rate borrowings were available under K2’s $250 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. As of March 31, 2006, K2 had no such derivative financial instruments outstanding.

ITEM 4.	Controls and Procedures

K2 maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer (K2’s principal executive officer), Chief Financial Officer (K2’s principal financial officer) and Chief Operating Officer, of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer have concluded that K2’s disclosure controls and procedures were effective as of the Evaluation Date.

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

Registered and other trademarks and trade names of K2’s products are italicized in this Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

K2 currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or prospects, litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting K2 from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations or prospects for the period in which the ruling occurs or future periods. K2 maintains product liability, general liability and excess liability insurance coverage. No assurances can be given such that insurance will continue to be available at an acceptable cost to K2 or that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

Environmental

K2 is one of several named potentially responsible parties (“PRP”) in three Environmental Protection Agency matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of K2’s required financial contribution to the cleanup of these sites is expected to be limited based upon the number and financial strength of the other named PRP's and the volume and types of waste involved which might be attributable to K2.

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At March 31, 2006 and December 31, 2005, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, its results of operations or prospects going forward.

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

Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of March 31, 2006, K2 continues to be a defendant or co-defendant in approximately 70 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

To date, all litigation costs and settlements related to the EIFS claims and lawsuits against K2 have been paid by insurers, with the exception of immaterial deductibles and one partial payment by K2, for which adequate reserves were made at the time of the sale of the EIFS business, although such insurance carriers have issued “reservation of rights” letters in respect of certain claims and lawsuits. Although K2’s experience with respect to EIFS claims is still evolving and it is possible that future claims and payments may vary from management's current expectations, K2 believes that its third party insurance will be adequate to cover the anticipated costs of all remaining EIFS litigation.

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

K2 timely tendered this case to its insurance carrier, which originally defended this lawsuit under a “reservation of rights” letter. In April 2004, K2 and its insurer negotiated an agreement which resulted in its insurer providing full indemnity up to applicable policy limits for all claims arising out of this litigation. In exchange for the indemnity, K2’s insurer assumed full control over the litigation and settlement negotiations. The claims by the 98 home owners were eventually settled by K2’s insurer. On November 4, 2005, the related claims against K2 by Life Forms, Fresh Coat, and Griesenbeck were tried and resulted in a jury verdict of approximately $42 million, of which $6.8 million was for “knowingly” and “intentionally” violating the DTPA. K2’s insurer has advised that it plans to appeal this verdict. Based on the agreement with its insurer to indemnify K2 on all claims as well as adequate insurance coverage and management’s assessment of K2’s arguments that may be made on behalf of K2 on appeal, K2 does not believe this verdict will have a material adverse effect on its business, financial condition, results of operations or prospects.

While, to date, none of these EIFS proceedings have required that K2 incur substantial costs, there can be no guarantee of insurance coverage. Current and future EIFS proceedings could result in substantial costs to K2. Although K2 carries what it believes is adequate general, product and excess liability insurance, K2 cannot assure that its insurance coverage will be adequate for all future payments, that the insured amounts will cover all future claims in excess of deductibles or that all amounts will be covered by insurance in respect of all judgments.

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

On April 29, 2005, a jury awarded the licensee (1) $4.1 million for a claim of lost profits for the next ten years on sales of equipment bags, plus the value of inventory of such bags (the “10-Year Lost Profits Verdict”), (2) $2.1 million for lost profits of equipment bags beginning ten years from the date of the breach of the agreement through forever (the “Speculative Profits Verdict”) and (3) $2.5 million for K2’s alleged tortious interference with the licensee’s business expectations (the “Tortious Interference Verdict”) between Rawlings and the licensee. The Missouri District Court ruled that the licensee was not permitted to bring certain claims to the jury. Following trial, the licensee was awarded approximately $0.5 million in attorney’s fees and costs – pursuant to a motion. Following the verdict, K2 established in the second quarter of 2005 an additional $1.2 million in liabilities for a total of approximately $4.7 million in liabilities related to this litigation, including estimated legal fees and costs of licensee’s attorneys.

On May 19, 2005, K2 and Rawlings, as the case may be, have filed a motion for new trial with respect to the 10-Year Lost Profits Verdict and a motion for judgment notwithstanding the verdict with respect to the Speculative Profits Verdict and the Tortious Interference Verdict. On July 27, 2005, the Missouri District (1) denied Rawlings’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict, (2) granted Rawlings’ motion for judgment notwithstanding the verdict with respect to the $2.1 million Speculative Profits Verdict and (3) denied K2’s motion for judgment notwithstanding the verdict for the $2.5 million Tortious Interference Verdict. Accordingly, there is currently a judgment against K2 and Rawlings for approximately $6.8 million, including post judgment interest.

K2 and Rawlings, as the case may be, intend to vigorously prosecute an appeal. K2 believes, in part based on advice and estimates from outside counsel as follows: that certain portions of the Missouri District Court’s decision are not supported by facts or law; that there are meritorious arguments to be raised during the appeals process because of, among other things, a lack of evidence to support certain aspects of the verdict; and that K2’s aggregate exposure including attorney’s fees and costs of license is approximately $4.7 million. In connection with its appeal, K2 was required by Missouri law to post bond in the amount of approximately $6.8 million. In the event that K2 and Rawlings are unsuccessful in their appeal and the amount of the judgment, including the fees and costs of attorneys for the licensee, is greater than $4.7 million, or the outcome of a total liability greater than $4.7 million becomes probable and estimable, K2 will be required to record an expense in the period in which the matter is finalized. However, this expense could be higher if the appeals court rules in favor of the licensee for certain claims on which it is expected that licensee will appeal. The appeal process is expected to be completed in the range of one to two years.

In connection with K2’s acquisition of substantially all of the assets of Miken Composites, LLC, a business engaged in the design, selling and distribution of composite softball bats and softball-related products and accessories in the fourth quarter 2004, K2 assumed the post-acquisition damages, if any, relating to a patent lawsuit in the U.S. District Court for the District of Minnesota. In this patent lawsuit, Miken Composites, L.L.C. v. Wilson Sporting Goods Co., Miken commenced an action in April 2002 seeking a declaration that a line of softball bats manufactured by Miken does not infringe a particular patent owned by Wilson. In response, Wilson counterclaimed for patent infringement, seeking compensatory damages and a permanent injunction against Miken as the manufacturer and distributor of the allegedly infringing bats.

In July 2004, the Minnesota Court issued an order interpreting certain of Wilson’s claims concerning its patent. Based on this ruling, Miken moved for summary judgment. On March 17, 2005, before any ruling on the summary judgment motion, the Minnesota Court entered an order to stay the patent case pending resolution of a related appeal in federal court of Wilson Sporting Goods Co. v. Hillerich & Bradsby Co. This case involves the same Wilson patent as in Miken Composites, L.L.C. v. Wilson Sporting Goods Co.

The outcome of this matter will depend primarily upon contested facts, and cannot be accurately predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson's counterclaims, in the event that Miken is unsuccessful in the declaratory judgment and counterclaim actions, it is expected that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats. In such an event, K2 would, among other things, be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable. The litigation process for this case, including any appeals, is estimated to be in the range of two to three years.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which Item 1A is hereby incorporated by reference.

ITEM 6.	Exhibits

10.1	Amended and Restated Credit Agreement, dated as of February 21, 2006, among K2, certain of its subsidiaries parties thereto, the financial institutions named therein, as lenders, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties named therein, filed on February 24, 2006 as exhibit 10.1 to K2’s Current Report on Form 8-K and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Operating Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)

Date: May 10, 2006	/s/ THOMAS R. HILLEBRANDT
Thomas R. Hillebrandt Corporate Controller (Chief Accounting Officer)