Form 10-Q
period 2006-06-30
K2 INC
filed 2006-08-08
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At August 3, 2006 there were 47,099,720 shares of Common Stock ($1.00 par value) outstanding.

PART - 1 FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(Thousands, except per share figures)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$301,142	$301,425	$649,213	$619,716
Cost of products sold	198,577	201,667	434,093	417,139

Gross profit	102,565	99,758	215,120	202,577

Selling expenses	57,683	54,502	119,558	113,217
General and administrative expenses	35,703	36,910	73,776	71,003

Operating income	9,179	8,346	21,786	18,357

Interest expense	6,736	7,285	14,569	14,538
Other income, net	(783)	(1,117)	(1,535)	(1,838)

Income before income taxes	3,226	2,178	8,752	5,657

Provision for income taxes	1,083	725	2,967	1,880

Net income	$2,143	$1,453	$5,785	$3,777

Basic earnings per share:
Net income	$0.05	$0.03	$0.12	$0.08

Diluted earnings per share:
Net income	$0.05	$0.03	$0.12	$0.08

Basic shares outstanding	47,016	46,216	46,916	46,196

Diluted shares outstanding	47,604	47,373	47,555	47,430

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
	(Thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$11,652	$11,797
Accounts receivable, less allowances for doubtful accounts of $17,929 (2006) and $15,922 (2005)	276,776	380,442
Inventories, net	383,264	359,028
Deferred income taxes	2,258	5,044
Prepaid expenses and other current assets	25,516	21,905

Total current assets	699,466	778,216

Property, plant and equipment	305,721	295,202
Less allowance for depreciation and amortization	164,782	151,147

	140,939	144,055
Other Assets
Goodwill	109,557	107,027
Tradenames	117,001	117,001
Other intangible assets, net	18,282	19,988
Other	23,696	24,289

Total Assets	$1,108,941	$1,190,576

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$22,770	$24,296
Accounts payable	72,459	93,470
Income taxes payable	27,787	31,946
Accrued payroll and related	39,434	40,555
Other accruals	82,310	85,256
Current portion of long-term debt	2,933	33,265

Total current liabilities	247,693	308,788

Long-term pension liabilities	26,758	26,758
Long-term debt	242,027	280,717
Deferred income taxes	21,286	21,286
Convertible debentures	99,237	99,003

Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 110,000,000 shares in 2006 and 2005, issued shares - 47,834,342 in 2006 and 47,663,227 in 2005	47,834	47,663
Additional paid-in capital	505,527	503,624
Retained deficit	(59,218)	(65,003)
Treasury shares at cost, 763,140 shares in 2006 and 2005	(9,360)	(9,360)
Accumulated other comprehensive loss	(12,843)	(22,900)

Total Shareholders’ Equity	471,940	454,024

Total Liabilities and Shareholders’ Equity	$1,108,941	$1,190,576

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Thousands)
Operating Activities
Net Income	$5,785	$3,777
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operating facility	(1,504)	—
Depreciation and amortization	17,791	17,278
Non-cash share-based compensation charges	989	360
Deferred taxes	2,736	1,415
Changes in current assets and current liabilities	54,362	18,652

Net cash provided by operating activities	80,159	41,482

Investing Activities
Property, plant and equipment expenditures	(11,680)	(17,308)
Proceeds from sale of property, plant and equipment	5,386	872
Purchase of businesses, net of cash acquired	(2,813)	(15,094)
Other items, net	(2,391)	3,098

Net cash used in investing activities	(11,498)	(28,432)

Financing Activities
Borrowings under long-term debt	530,052	548,000
Payments of long-term debt	(598,840)	(540,525)
Net decrease in short-term bank loans	(1,526)	(24,473)
Exercise of stock options	1,085	397

Net cash used in financing activities	(69,229)	(16,601)

Effects of foreign exchange rates on cash and cash equivalents	423	(632)

Net decrease in cash and cash equivalents	(145)	(4,183)

Cash and cash equivalents at beginning of year	11,797	25,633

Cash and cash equivalents at end of period	$11,652	$21,450

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2006

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 2 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. K2 is currently assessing the impact of this Interpretation on its financial position and results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”. SFAS No. 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 2 – Recent Accounting Pronouncements (Continued)

and clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133. Further, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of SFAS No. 155 is for those instruments acquired or issued after the beginning of our fiscal year 2007. K2 believes that SFAS No. 155 should not have a material impact on its financial position or results of operations.

NOTE 3 – Share-Based Compensation

Under K2’s 2006, 2005, 2004, 1999 and 1994 Long-Term Incentive Plans (“2006 Plan,” “2005 Plan,” “2004 Plan,” “1999 Plan” and “1994 Plan,” respectively), stock options may be granted to eligible directors and key employees of K2 and its subsidiaries at not less than 100% of the market value of the shares on the dates of grant. As defined in the 2006 Plan, 2005 Plan and 2004 Plan (collectively, “the Plans”), share-based awards include awards of shares of stock that are subject to certain restrictions (“Restricted Stock”) and a fixed or variable right to acquire stock, which may or may not be subject to restriction (“Restricted Stock Units”). These Plans also provide for the issuance of Restricted Stock, Restricted Stock Units and other share-based awards that are subject to performance objectives (“Performance Award”). The 2006, 2005, 2004, 1999 and 1994 Plans permit the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established at the dates of grant and generally vest over three years. Pursuant to the 1994 Plan document, no additional awards may be granted under the 1994 Plan after December 31, 2004.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

Stock Option Activity

Options granted, exercised, expired and forfeited under the 2006 Plan, 2005 Plan, 2004 Plan, 1999 Plan and 1994 Plan and options assumed from acquisitions for the first six months of fiscal year 2006 are as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	4,237,332	$11.60	6.76
Granted	5,000	10.08
Exercised	(49,820)	7.99
Expired	(39,046)	14.92

Options outstanding at March 31, 2006	4,153,466	$11.61	6.57
Granted	647,000	11.15
Exercised	(90,355)	7.60
Forfeited	(1,500)	11.15
Expired	(176,496)	14.80

Options outstanding at June 30, 2006	4,532,115	$11.50	6.93	$5,056,584

Options vested and expected to vest at June 30, 2006	4,508,782	$11.50	0.29	$5,056,382

Options exercisable at June 30, 2006	3,870,615	$11.56	6.42	$5,049,934

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $5.17 and $6.70, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $5.17 and $6.70, respectively. Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was approximately $419,000 and $173,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $595,000 and $333,000, respectively. Cash received from stock options exercised during the six months ended June 30, 2006 was $1.1 million and the actual tax benefit realized from these exercises was zero.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$2.39 - $7.13	508,213	$6.47	4.07 years	508,213	$6.47
$7.25 - $7.30	53,322	7.28	5.09 years	53,322	7.28
$7.45 - $7.45	492,500	7.45	6.75 years	492,500	7.45
$7.50 - $10.63	343,128	8.40	3.82 years	333,128	8.35
$11.15 - $11.15	645,500	11.15	9.89 years	—	—
$11.25 - $12.50	148,600	11.29	2.71 years	148,600	11.29
$12.51 - $12.51	916,500	12.51	8.82 years	916,500	12.51
$12.82 - $13.25	119,304	13.16	5.12 years	113,304	13.16
$13.69 - $13.69	1,023,500	13.69	7.88 years	1,023,500	13.69
$13.83 - $65.00	281,548	21.15	3.07 years	281,548	21.15

Total	4,532,115	$11.50	6.93 years	3,870,615	$11.56

Restricted Stock

A summary of the status of the Company’s restricted stock issued under the Plans for the first six months of fiscal year 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2005	192,000	$13.23
Vested	(26,668)	13.35

Restricted stock outstanding at March 31, 2006	165,332	13.21
Vested	(4,000)	12.51

Restricted stock outstanding at June 30, 2006	161,332	$13.23

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

Restricted Stock Units

A summary of the status of the Company’s restricted stock units issued, including performance awards, under the Plans for the first six months of fiscal year 2006 is as follows:

	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Restricted stock units outstanding at December 31, 2005	—	—	—
Awarded	229,122	—	—
Forfeited	(500)	—	—

Restricted stock units outstanding at June 30, 2006	228,622	—	1.75	$2,501,125

Restricted stock units vested and expected to vest at June 30, 2006	228,122	—	1.75	$2,501,125

Restricted stock units exercisable (vested and deferred) at June 30, 2006	—	—	—	$—

Adoption of SFAS No. 123 (revised 2004)

On January 1, 2006, K2 adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires K2 to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R eliminates the use of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and the option for pro forma disclosure in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.”

SFAS No. 123R permits public companies to adopt its requirements using one of the two following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date based on both (a) the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate prior periods

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) for all prior periods presented or (b) prior interim periods of the year of adoption. K2 adopted SFAS No. 123R using the modified-prospective method and therefore prior periods are not restated.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a cash flow from financing activities, rather than a cash flow from operating activities as required under previous guidance. This requirement may reduce operating cash flows and increases net financing cash flows in periods after adoption.

The Company recognized the following share-based compensation expense during the three months and six months ended June 30, 2006. (Thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock options
General and administrative expenses	$74	$350
Cost of goods sold	40	40
Selling expenses	4	4
Restricted stock
General and administrative expenses	237	476
Restricted stock units
General and administrative expenses	119	119

Total	474	989
Income tax benefit	(174)	(362)

Share-based compensation expense, net of taxes	$300	$627

Effect of share-based compensation expense on net income per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(thousands)
Stock options	$3,194	2.04
Restricted stock	1,547	1.75
Restricted stock units	2,436	1.02

Total	$7,177	1.76

Prior to the adoption of SFAS No. 123R, K2 measured compensation cost for its employee share-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations and provided pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. Compensation cost for stock options issued to employees was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair-value-based method as defined in SFAS No. 123 to share-based compensation during the three and six months ended June 30, 2005. (Thousands, except per share data).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$1,453	$3,777
Add: Total share-based compensation expense included in net income, net of taxes	277	360
Less: Total share-based compensation expense determined under fair value based method for all awards, net of taxes	(9,146)	(9,891)

Net income, adjusted	$(7,416)	$(5,754)

Earnings per share:
Basic - as reported	$0.03	$0.08
Basic - pro forma	$(0.16)	$(0.12)
Diluted - as reported	$0.03	$0.08
Diluted - pro forma	$(0.16)	$(0.12)

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

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

Expected Term. The expected term of options granted represents the period of time that the option is expected to be outstanding. K2 estimates the expected term of the option grants based on historical exercise patterns that are believed to be representative of future behavior as well as other various factors. When and if applicable, K2 uses separate groups of employees that have similar historical exercise behavior for valuation purposes.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

Dividend Rate. K2 does not issue dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, K2 uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. SFAS No. 123R requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. K2 uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to the date of adoption of SFAS No. 123R, K2 accounted for forfeitures as they occurred.

The following weighted average assumptions were used to estimate the fair value of options granted during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk free interest rate	4.98%	3.60%	4.98%	3.60%
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	45.5%	40.9%	45.5%	40.9%
Expected dividend yield	—	—	—	—

NOTE 4 – Inventories

The components of inventories consisted of the following:

	June 30, 2006	December 31, 2005
	(Thousands)
Finished goods	$281,378	$266,340
Work in process	15,124	18,796
Raw materials	86,762	73,892

	$383,264	$359,028

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 5 – Acquisitions

During the 2006 second quarter, K2 completed the acquisition of substantially all of the assets of both Xtools, LLC, a business engaged in the design, selling and distribution of fishing accessories and TrakSports USA Inc., a business engaged in the design, selling and distribution of skis. The purchase price for these assets was paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the applicable acquisition.

During the 2005 second quarter, K2 completed the acquisition of substantially all of the assets of both Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders, and the stock of JRC Products Limited, a business engaged in the design, selling and distribution of fishing tackle products. The purchase price for these assets was paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the applicable acquisition.

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

At June 30, 2006, there was approximately $2.4 million of cash and 29,175 shares of K2 common stock held in escrow or due for payment relating to certain acquisitions. The cash and shares will be released from escrow during 2006 through 2008 subject to final agreement between K2 and the selling parties. The cash and shares in escrow as well as future cash payments due have been reflected in the purchase price of the related acquisitions. Shares held in escrow are reflected in the calculation of diluted earnings per share for the periods presented.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 5 – Acquisitions (Continued)

The following table summarizes the activity in 2005 and the first six months of 2006:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Balance at December 31, 2004	$6,990	$368	$7,358	$5,197	$12,555

Reserves established in conjunction with acquisitions	205	—	205	422	627

Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(2,644)	—	(2,644)	(1,582)	(4,226)

Utilized in 2005:	(3,205)	(125)	(3,330)	(1,906)	(5,236)

Balance at December 31, 2005	1,346	243	1,589	2,131	3,720

Utilized in 2006:	(1,213)	(12)	(1,225)	(837)	(2,062)

Balance at June 30, 2006	$133	$231	$364	$1,294	$1,658

K2 believes that the remaining reserves for restructuring are adequate to complete its restructuring and exit plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 6 – Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following:

	Weighted Average Useful Life	June 30, 2006			December 31, 2005
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Impairment Charge (a)	Net Book Value
		(Thousands)
Intangibles subject to amortization:
Patents	7.9 years	$16,517	$5,682	$10,835	$16,164	$4,729	$—	$11,435
Customer contracts/relationships	8.2 years	8,215	3,252	4,963	8,215	2,689	—	5,526
Licensing agreements	7.4 years	2,795	1,605	1,190	2,795	1,357	—	1,438
Trademarks	7.1 years	955	355	600	955	279	—	676
Non-compete agreements	4.1 years	1,572	878	694	1,574	661	—	913
Order backlog and other	0.2 years	—	—	—	1,560	1,560	—	—

		30,054	11,772	18,282	31,263	11,275	—	19,988
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor		3,252	—	3,252	3,252	—	—	3,252
Action Sports		48,292	—	48,292	55,259	—	6,967	48,292
Team Sports		43,857	—	43,857	65,718	—	21,861	43,857
Apparel and Footwear		21,600	—	21,600	21,600	—	—	21,600
Goodwill
Marine and Outdoor		28,426	—	28,426	26,959	—	—	26,959
Action Sports		1,070	—	1,070	101,104	—	101,104	—
Team Sports		—	—	—	123,222	—	123,222	—
Apparel and Footwear		80,061	—	80,061	80,068	—	—	80,068

		226,558	—	226,558	477,182	—	253,154	224,028
Total intangibles and goodwill		$256,612	$11,772	$244,840	$508,445	$11,275	$253,154	$244,016

(a)	Non-cash intangible impairment charges as a result of annual testing in accordance with SFAS No. 142” Goodwill and Other Intangible Assets” (“SFAS No. 142”).

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 6 – Intangible Assets and Goodwill (Continued)

The table below shows the activity in intangibles subject to and not subject to amortization for the six months ended June 30, 2006.

	December 31, 2005 Net Book Value	Purchase Price Allocations (a)	Other Activity (b)	Amortization	June 30, 2006 Net Book Value
	(Thousands)
Intangibles subject to amortization:
Patents	$11,435	$—	$353	$(953)	$10,835
Customer contracts/relationships	5,526	—	—	(563)	4,963
Licensing agreements	1,438	—	—	(248)	1,190
Trademarks	676	—	—	(76)	600
Non-compete agreements	913	—	(2)	(217)	694

	19,988	—	351	(2,057)	18,282

Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor	3,252	—	—	—	3,252
Action Sports	48,292	—		—	48,292
Team Sports	43,857	—	—	—	43,857
Apparel and Footwear	21,600	—	—	—	21,600
Goodwill
Marine and Outdoor	26,959	1,135	332	—	28,426
Action Sports	—	1,070	—	—	1,070
Apparel and Footwear	80,068	(7)	—	—	80,061

	224,028	2,198	332	—	226,558

Total intangibles and goodwill	$244,016	$2,198	$683	$(2,057)	$244,840

(a)	Amounts in this column represent the allocation of purchase price to intangibles in accordance with SFAS No. 141 “Business Combinations” and adjustments to the preliminary purchase price allocations.

(b)	Amounts in this column represent either additions to intangibles not related to purchased intangibles or the effects of foreign currency translation.

Amortization expense for intangibles subject to amortization was approximately $2.1 million for the six months ended June 30, 2006. Amortization expense of purchased intangible assets subject to amortization is estimated to be approximately $3.5 million during the fiscal year ending December 31, 2006, $3.3 million during 2007, $3.2 million during 2008, $2.0 million during 2009 and $1.4 million during 2010.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

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

The following activity related to product warranty liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(Unaudited)	(Thousands)		(Thousands)
Beginning Balance	$9,089	$9,324	$9,089	$9,691
Charged to costs and expenses	2,053	2,428	4,207	4,654
From acquisitions	300	—	300	—
Amounts charged to reserve	(1,925)	(2,379)	(4,079)	(4,972)

Ending Balance	$9,517	$9,373	$9,517	$9,373

NOTE 8 – Borrowings and Other Financial Instruments

At June 30, 2006, K2’s principal long-term borrowing facility was a $250 million revolving Credit Facility (“Facility”) expiring on February 21, 2011 with several banks and other financial institutions. The Facility is expandable to $350 million subject to certain conditions. The Facility has a $100 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, and as of June 30, 2006 bear a rate equal to the prime rate, or a LIBOR interest rate plus 1.375%, and the Facility had an unused commitment fee of 0.25% per year. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio if the unused availability drops below $37.5 million, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 8 – Borrowings and Other Financial Instruments (Continued)

At June 30, 2006, borrowings of $27.1 million were outstanding under the Facility bearing an average interest rate of 6.73%. At June 30, 2006, there were also letters of credit outstanding under the Facility of $11.6 million (consisting of $8.2 million of standby letters of credit and $3.4 million of trade letters of credit expiring over the next 12 months). Pursuant to the terms of the Facility, an additional $190.8 million was available for borrowing at June 30, 2006.

At June 30, 2006, K2 had $25 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the note holders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.143 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (the “Warrants”). The Warrants that were exercisable within the three year period ended February 14, 2006 expired unexercised. K2 assigned a total fair market value of $2.3 million to the Warrants. At June 30, 2006, the aggregate unamortized fair market value of $0.8 million is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

At June 30, 2006, K2 had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At June 30, 2006, K2 also had $200 million of 7.375% senior, unsecured notes (“Senior Notes”) due July 1, 2014. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

At June 30, 2006, K2 also had $40.7 million outstanding under various foreign lending arrangements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

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

The components of domestic net periodic pension cost consisted of the following:

	Domestic Plan Three Months Ended June 30,		Domestic Plan Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands)
Service cost	$38	$25	$76	$50
Interest cost	1,007	1,010	2,014	2,020
Expected return on assets	(981)	(1,034)	(1,962)	(2,068)
Actuarial loss	215	162	430	324

Total net periodic benefit cost	$279	$163	$558	$326

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 9 – Pension Plans (Continued)

The increase in the net periodic benefit cost for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 is due to lower than expected asset returns during 2005; a change in expected return on assets for 2006 from 8.25% to 7.75%; lower expected contributions in 2006 compared to 2005, and a change in discount rate from 5.75% to 5.67%. These increases were partially offset by a decrease due to demographic and miscellaneous changes. K2 estimates a required cash contribution of approximately $61,000 to the plan in 2006. During the six months ended June 30, 2006, K2 made contributions totaling approximately $37,000 to the domestic plan.

Foreign plans

In addition to the plans discussed above, K2 also had five smaller defined benefit plans in the United Kingdom and in Germany (“foreign plans”). Four of the foreign plans are in Germany and are attributable to the acquisitions of Völkl and Marker on July 7, 2004. K2 recorded pension expense for the plans in Germany beginning with the date of the acquisitions.

	Foreign Pension Plans Three Months Ended June 30,		Foreign Pension Plans Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands)
Net periodic benefit cost
Service cost	$101	$77	$202	$154
Interest cost	201	216	402	431
Expected return on plan assets	(132)	(117)	(264)	(233)
Amortization of net loss	6	—	12	—

Net periodic benefit cost	$176	$176	$352	$352

Pension expense for the three and six months ended June 30, 2006 for the foreign plans remained fairly consistent with the three months and six months ended June 30, 2005. K2 estimates a required cash contribution of approximately $1.2 million to the foreign plans in 2006. During the six months ended June 30, 2006, K2 made contributions totaling approximately $0.8 million to the foreign plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 10 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2005	$(9,182)	$(13,470)	$(248)	$(22,900)

Currency translation adjustment	9,749	—	—	9,749

Reclassification adjustment for amounts recognized in cost of sales	—	—	497	497

Change in fair value of derivatives, net of $31 in taxes	—	—	(189)	(189)

Balance at June 30, 2006	$567	$(13,470)	$60	$(12,843)

Total comprehensive income (loss) was $10.2 million and ($5.7) million for the three months ended June 30, 2006 and 2005, respectively. Total comprehensive income (loss) was $15.8 million and ($8.0) million for the six months ended June 30, 2006 and 2005, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the above table. The currency translation gain for the six months ended June 30, 2006 is the result of the weakening of the U.S. dollar against foreign currencies during the period, mainly the Euro.

NOTE 11 – Earnings Per Share Data

Basic earnings per share (“EPS”) is determined by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effects of stock options, restricted stock, restricted stock units, shares held in escrow and warrants, using the treasury stock method, and of the convertible debentures using the “if converted” method.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 11 – Earnings Per Share Data (Continued)

Options to purchase 4,532,115 and 4,450,291 shares of K2 common stock were outstanding at June 30, 2006 and 2005, respectively. At June 30, 2006, there were also 161,332 shares of nonvested restricted stock, 228,622 shares of nonvested restricted stock units and 29,175 shares held in escrow relating to certain acquisitions. At June 30, 2005, there were 230,000 shares of nonvested restricted stock and 612,466 shares held in escrow relating to certain acquisitions. At June 30, 2006 and 2005, shares of common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,775 and warrants to purchase 524,329 and 767,589, respectively, of shares of common stock were outstanding.

For the three months ended June 30, 2006 and 2005, approximately 2,730,000 and 2,167,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the three months ended June 30, 2006, approximately 53,000 shares of nonvested restricted stock were excluded since their inclusion would have been antidilutive. For the three months ended June 30, 2006 there were approximately 84,000 shares of nonvested restricted stock units excluded since they were contingently issuable shares whose performance condition had not been satisfied as of June 30, 2006. For the three months ended June 30, 2006, approximately 374,521 warrants were also excluded as their inclusion would have been antidilutive. For the three months ended June 30, 2006 and 2005, 29,175 and 612,466 shares of K2 common stock held in escrow, respectively, were included in the calculation of diluted earnings per share.

For the six months ended June 30, 2006 and 2005, approximately 2,638,000 and 1,500,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the six months ended June 30, 2006, approximately 438,055 warrants were also excluded as their inclusion would have been antidilutive. For the six months ended June 30, 2006 there were approximately 40,000 shares of nonvested restricted stock units excluded since they were contingently issuable shares whose performance condition had not been satisfied as of June 30, 2006. For the six months ended June 30, 2006 and 2005, 63,214 and 616,672 shares of K2 common stock held in escrow, respectively, were included in the calculation of diluted earnings per share.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 11 – Earnings Per Share Data (Continued)

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted EPS as well as the calculation of diluted EPS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	47,016	46,216	46,916	46,196
Assumed conversion of dilutive stock options, restricted stock, restricted stock units, warrants and shares in escrow	588	1,157	639	1,234

Diluted average common shares outstanding	47,604	47,373	47,555	47,430

Calculation of diluted earnings per share:
Net income	$2,143	$1,453	$5,785	$3,777

Diluted earnings per share (a)	$0.05	$0.03	$0.12	$0.08

(a)	Diluted earnings per share is calculated by dividing net income by diluted average common shares outstanding for the respective period.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 12 – Segment Information

Under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS No.131”), K2 classifies its business into the following four segments based on similar product types and distribution channels: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear.

The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Team Sports segment includes baseball and softball products, K2 Licensed Products and paintball products. The Action Sports segment includes skis, snowboards, snowshoes and in-line skates. The Apparel and Footwear segment includes Marmot and Ex Officio products as well as skateboard shoes and related apparel. During 2005, the paintball business declined significantly. In order to improve efficiency, K2 reorganized the paintball business to operate more in line with how the components of the Team Sports segment operates with increased emphasis on the mass merchant and large sporting goods retailer distribution. Upon completion of the reorganization in the first quarter of 2006, K2 has adjusted its segment reporting to include paintball products in the Team Sports segment versus the Action Sports segment where it was previously reported. The segment information for the 2005 period has been restated to reflect this reclassification.

The segment information presented below is for the three months ended June 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2006	2005	2006	2005	2006	2005
	(Millions)
Marine and Outdoor	$128.8	$130.4	$46.2	$36.7	$19.6	$20.1
Team Sports	96.5	89.3	—	0.1	4.4	0.9
Action Sports	37.5	44.1	4.8	2.3	(10.5)	(9.9)
Apparel and Footwear	38.3	37.6	0.8	0.2	0.4	3.0

Total segment data	$301.1	$301.4	$51.8	$39.3	13.9	14.1

Corporate expenses, net					(4.0)	(4.6)
Interest expense					(6.7)	(7.3)

Income before provision for income taxes					$3.2	$2.2

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 12 – Segment Information (Continued)

The segment information presented below is for the six months ended June 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2006	2005	2006	2005	2006	2005
	(Millions)
Marine and Outdoor	$252.0	$242.8	$86.6	$69.9	$35.8	$36.1
Team Sports	229.0	197.5	—	0.1	17.3	8.9
Action Sports	93.6	108.9	5.7	4.9	(21.3)	(21.4)
Apparel and Footwear	74.6	70.5	2.3	1.0	(1.4)	3.9

Total segment data	$649.2	$619.7	$94.6	$75.9	30.4	27.5

Corporate expenses, net					(7.0)	(7.3)
Interest expense					(14.6)	(14.5)

Income before provision for income taxes					$8.8	$5.7

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 13 – Contingencies (Continued)

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At June 30, 2006 and December 31, 2005, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, results of operations or prospects.

EIFS Litigation and Claims

From 1988 through 2000, K2, through a former division, manufactured and sold an exterior wall covering product for application by contractors on commercial and residential buildings, referred to as exterior insulated finish systems (“EIFS”). In June 2000, K2 sold the assets of this division to Tyco International (US) Inc. and affiliates, including any liabilities for EIFS manufactured and installed after the sale date. K2 has not been in this building products business since June 2000. Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of June 30, 2006, K2 continues to be a defendant or co-defendant in approximately 40 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 13 – Contingencies (Continued)

To date, all litigation costs and settlements related to the EIFS claims and lawsuits against K2 have been paid by insurers, with the exception of immaterial deductibles and one partial payment by K2, for which adequate reserves were made at the time of the sale of the EIFS business, although such insurance carriers have issued “reservation of rights” letters in respect of certain claims and lawsuits. A “reservation of rights” letter refers to the notice provided by our insurers that, while our insurers have determined that the applicable insurance policy would cover for the applicable lawsuits, the insurers preserve or “reserve” their right to withdraw from defense commitment on one or more claims if it is determined that one or more of the claims do not trigger coverage under the applicable insurance policy. Although K2’s experience with respect to EIFS claims is still evolving and it is possible that future claims and payments may vary from management’s current expectations, K2 believes that its third party insurance will be adequate to cover the anticipated costs of all remaining EIFS litigation.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 13 – Contingencies (Continued)

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 13 – Contingencies (Continued)

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 13 – Contingencies (Continued)

The outcome of this matter will depend primarily upon contested facts, and cannot be accurately predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson’s counterclaims, in the event that Miken is unsuccessful in the declaratory judgment and counterclaim actions, it is expected that Wilson would seek to pursue K2 for alleged acts of infringement arising after the acquisition of Miken’s assets by K2. It is further expected, that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats. In such event, K2 would, among other things, be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable. The litigation process for this case, including any appeals, is estimated to be in the range of two to three years.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

	Three Months Ended June 30, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$243,099	$109,804	$(51,761)	$301,142
Cost of products sold	—	161,216	86,706	(49,345)	198,577

Gross profit	—	81,883	23,098	(2,416)	102,565
Selling expenses	—	37,131	20,552	—	57,683
General and administrative expenses	7,377	19,144	9,182	—	35,703

Operating income (loss)	(7,377)	25,608	(6,636)	(2,416)	9,179
Income in consolidated subsidiaries	15,627	—	—	(15,627)	—
Other income, net	(6)	(154)	(623)	—	(783)
Interest expense	6,113	(54)	677	—	6,736

Income (loss) before income taxes	2,143	25,816	(6,690)	(18,043)	3,226
Income taxes	—	682	401	—	1,083

Net income (loss)	$2,143	$25,134	$(7,091)	$(18,043)	$2,143

	Three Months Ended June 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$243,786	$96,935	$(39,296)	$301,425
Cost of products sold	—	164,830	75,358	(38,521)	201,667

Gross profit	—	78,956	21,577	(775)	99,758
Selling expenses	—	38,754	15,748	—	54,502
General and administrative expenses	8,161	20,467	8,282	—	36,910

Operating income (loss)	(8,161)	19,735	(2,453)	(775)	8,346
Income in consolidated subsidiaries	15,294	—	—	(15,294)	—
Other income, net	(15)	(765)	(337)	—	(1,117)
Interest expense	5,695	49	1,541	—	7,285

Income (loss) before income taxes	1,453	20,451	(3,657)	(16,069)	2,178
Income taxes	—	1,762	(1,037)	—	725

Net income (loss)	$1,453	$18,689	$(2,620)	$(16,069)	$1,453

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

	Six Months Ended June 30, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$534,335	$209,500	$(94,622)	$649,213
Cost of products sold	—	360,390	164,671	(90,968)	434,093

Gross profit	—	173,945	44,829	(3,654)	215,120
Selling expenses	—	84,328	35,230	—	119,558
General and administrative expenses	15,925	42,318	15,533	—	73,776

Operating income (loss)	(15,925)	47,299	(5,934)	(3,654)	21,786
Income in consolidated subsidiaries	34,870	—	—	(34,870)	—
Other income, net	(15)	(582)	(938)	—	(1,535)
Interest expense	13,175	2	1,392	—	14,569

Income (loss) before income taxes	5,785	47,879	(6,388)	(38,524)	8,752
Income taxes	—	1,686	1,281	—	2,967

Net income (loss)	$5,785	$46,193	$(7,669)	$(38,524)	$5,785

	Six Months Ended June 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$492,638	$202,997	$(75,919)	$619,716
Cost of products sold	—	334,119	156,741	(73,721)	417,139

Gross profit	—	158,519	46,256	(2,198)	202,577
Selling expenses	—	80,590	32,627	—	113,217
General and administrative expenses	15,121	40,700	15,182	—	71,003

Operating income (loss)	(15,121)	37,229	(1,553)	(2,198)	18,357
Income in consolidated subsidiaries	30,518	—	—	(30,518)	—
Other income, net	(821)	(564)	(453)	—	(1,838)
Interest expense	12,441	202	1,895	—	14,538

Income (loss) before income taxes	3,777	37,591	(2,995)	(32,716)	5,657
Income taxes	—	2,451	(571)	—	1,880

Net income (loss)	$3,777	$35,140	$(2,424)	$(32,716)	$3,777

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

(Thousands)

	As of June 30, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$54	$1,336	$10,262	$—	$11,652
Accounts receivable, net	6,966	223,554	118,111	(71,855)	276,776
Inventories, net	—	243,696	139,568	—	383,264
Deferred income taxes	2,769	(1,016)	505	—	2,258
Prepaid expenses and other current assets	3,595	6,246	15,675	—	25,516

Total current assets	13,384	473,816	284,121	(71,855)	699,466
Property, plant and equipment	10,472	162,975	132,274	—	305,721
Less allowance for depreciation and amortization	1,700	107,251	55,831	—	164,782

	8,772	55,724	76,443	—	140,939
Advances to affiliates	48,012	392,401	51,040	(491,453)	—
Investment in subsidiaries	860,811	—	—	(860,811)	—
Intangible assets, net	228,737	10,342	5,761	—	244,840
Other	18,115	2,647	2,934	—	23,696

Total Assets	$1,177,831	$934,930	$420,299	$(1,424,119)	$1,108,941

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$22,770	$—	$22,770
Accounts payable	1,598	79,611	63,105	(71,855)	72,459
Accrued liabilities	54,429	58,228	36,874	—	149,531
Current portion of long-term debt	—	—	2,933	—	2,933

Total current liabilities	56,027	137,839	125,682	(71,855)	247,693
Long-term pension liabilities	20,381	—	6,377	—	26,758
Long-term debt	227,059	—	14,968	—	242,027
Deferred income taxes	21,286	—	—	—	21,286
Advances from affiliates	281,901	76,355	133,197	(491,453)	—
Convertible debentures	99,237	—	—	—	99,237
Interdivisional equity	—	720,736	140,075	(860,811)	—
Shareholders’ equity	471,940	—	—	—	471,940

Total Liabilities and Shareholders’ Equity	$1,177,831	$934,930	$420,299	$(1,424,119)	$1,108,941

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets

(Thousands)

	As of December 31, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$2,575	$1,594	$7,628	$—	$11,797
Accounts receivable, net	43,700	251,483	158,596	(73,337)	380,442
Inventories, net	—	259,257	99,771	—	359,028
Deferred income taxes	4,083	—	961	—	5,044
Prepaid expenses and other current assets	3,481	4,699	13,725	—	21,905

Total current assets	53,839	517,033	280,681	(73,337)	778,216
Property, plant and equipment	13,294	159,807	122,101	—	295,202
Less allowance for depreciation and amortization	1,478	101,820	47,849	—	151,147

	11,816	57,987	74,252	—	144,055
Advances to affiliates	1,002	380,406	73,432	(454,840)	—
Investment in subsidiaries	841,857	—	—	(841,857)	—
Intangible assets, net	228,581	10,265	5,170	—	244,016
Other	18,731	3,458	2,100	—	24,289

Total Assets	$1,155,826	$969,149	$435,635	$(1,370,034)	$1,190,576

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$24,296	$—	$24,296
Accounts payable	33,911	85,758	47,138	(73,337)	93,470
Accrued liabilities	58,525	55,620	43,612	—	157,757
Current portion of long-term debt	30,000	(1,830)	5,095	—	33,265

Total current liabilities	122,436	139,548	120,141	(73,337)	308,788
Long-term pension liabilities	20,381	—	6,377	—	26,758
Long-term debt	265,286	—	15,431	—	280,717
Deferred income taxes	21,286	—	—	—	21,286
Advances from affiliates	173,410	165,289	116,141	(454,840)	—
Convertible debentures	99,003	—	—	—	99,003
Interdivisional equity	—	664,312	177,545	(841,857)	—
Shareholders’ equity	454,024	—	—	—	454,024

Total Liabilities and Shareholders’ Equity	$1,155,826	$969,149	$435,635	$(1,370,034)	$1,190,576

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	Six Months Ended June 30, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$5,785	$46,193	$(7,669)	$(38,524)	$5,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of operating facility	—	(1,504)	—	—	(1,504)
Depreciation and amortization	3,441	6,991	7,359	—	17,791
Non-cash share-based compensation charges	989	—	—	—	989
Deferred taxes	1,314	966	456	—	2,736
Changes in current assets and current liabilities	211	38,622	15,529	—	54,362

Net cash provided by (used in) operating activities	11,740	91,268	15,675	(38,524)	80,159
Investing Activities
Property, plant and equipment expenditures	(73)	(4,590)	(7,017)	—	(11,680)
Proceeds from the sale of property, plant and equipment	2,649	2,339	398	—	5,386
Purchase of businesses, net of cash acquired	—	(2,551)	(262)	—	(2,813)
Other items, net	7,778	14,205	(43,944)	19,570	(2,391)

Net cash provided by (used in) investing activities	10,354	9,403	(50,825)	19,570	(11,498)
Financing Activities
Borrowings under long-term debt	530,052	—	—	—	530,052
Payments under long-term debt	(598,279)	—	(561)	—	(598,840)
Net decrease in short-term bank loans	—	—	(1,526)	—	(1,526)
Proceeds received from exercise of stock options	1,085	—	—	—	1,085

Net cash used in financing activities	(67,142)	—	(2,087)	—	(69,229)
(Increase) decrease in investment in subsidiaries	(18,954)	—	—	18,954	—
Advances (to) from affiliates	61,481	(100,929)	39,448	—	—

Effects of foreign exchange rates on cash and cash equivalents	—	—	423	—	423
Net increase (decrease) in cash and cash equivalents	(2,521)	(258)	2,634	—	(145)
Cash and cash equivalents at beginning of year	2,575	1,594	7,628	—	11,797

Cash and cash equivalents at end of period	$54	$1,336	$10,262	$—	$11,652

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	Six Months Ended June 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$3,777	$35,140	$(2,424)	$(32,716)	$3,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,646	7,498	6,134	—	17,278
Non-cash share-based compensation charges	360	—	—	—	360
Deferred taxes	(20,725)	11,555	10,585	—	1,415
Changes in current assets and current liabilities	27,517	(14,752)	5,887	—	18,652

Net cash provided by (used in) operating activities	14,575	39,441	20,182	(32,716)	41,482

Investing Activities
Property, plant and equipment expenditures	(1,310)	(9,147)	(6,851)	—	(17,308)
Proceeds from the sale of property, plant and equipment	87	1,330	(545)	—	872
Purchase of businesses, net of cash acquired	—	(13,385)	(1,709)	—	(15,094)
Other items, net	35,048	11,785	27,619	(71,354)	3,098

Net cash provided by (used in) investing activities	33,825	(9,417)	18,514	(71,354)	(28,432)

Financing Activities
Borrowings under long-term debt	548,000	—	—	—	548,000
Payments under long-term debt	(539,047)	2,045	(3,523)	—	(540,525)
Net decrease in short-term bank loans	—	—	(24,473)	—	(24,473)
Proceeds received from exercise of stock options	397	—	—	—	397

Net cash provided by (used in) financing activities	9,350	2,045	(27,996)	—	(16,601)
(Increase) decrease in investment in subsidiaries	(104,070)	—	—	104,070	—
Advances (to) from affiliates	47,988	(35,980)	(12,008)	—	—

Effects of foreign exchange rates on cash and cash equivalents	—	—	(632)	—	(632)
Net increase (decrease) in cash and cash equivalents	1,668	(3,911)	(1,940)	—	(4,183)
Cash and cash equivalents at beginning of year	3,167	5,098	17,368	—	25,633

Cash and cash equivalents at end of period	$4,835	$1,187	$15,428	$—	$21,450

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE 15 – Related Party Transactions

In October 2003, K2 entered into a Reimbursement Agreement with its Chairman and Chief Executive Officer, Mr. Heckmann, for the reimbursement of expenses incurred by Mr. Heckmann in the operation of his private plane when used for K2 business. The Reimbursement Agreement is effective for expenses incurred by Mr. Heckmann for K2 business purposes since September 3, 2003. On July 6, 2004 the agreement was amended changing certain terms and conditions. K2 paid a total of approximately $72,000 and $158,000 during the three and six months ended June 30, 2006, respectively, and $171,000 and $627,000 during the three and six months ended June 30, 2005, respectively, pursuant to these agreements related to expenses incurred by Mr. Heckmann and other executive officers of K2.

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

Matters Affecting Comparability

Operating Segments. Under SFAS No. 131, K2 classifies its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear. The Marine and Outdoor segment includes Shakespeare fishing tackle and monofilament products as well as Stearns outdoor products. The Team Sports segment includes baseball and softball products, K2 Licensed Products and paintball products. The Action Sports segment includes skis, bindings, snowboards, snowshoes and in-line skates. The Apparel and Footwear segment includes skateboard shoes and technical apparel and equipment and outdoor and adventure travel apparel. In order to improve efficiency, K2 reorganized the paintball business to operate more in line with how the components of the Team Sports segment operates with increased emphasis on the mass merchant and large sporting goods retailer distribution. Upon completion of the reorganization in the first quarter of 2006, K2 has adjusted its segment reporting to include paintball products in the Team sports segment versus the Actions Sports segment where it was previously reported. All periods presented have been recast to reflect these changes in the segments.

The Marine and Outdoor segment represented $252.0 million, or 38.8%, of K2’s 2006 six months consolidated net sales; the Team Sports segment had net sales of $229.0 million, or 35.3% of 2006 six months consolidated net sales; the Action Sports segment had net sales of $93.6 million, or 14.4% of 2006 six months consolidated net sales; and the Apparel and Footwear segment had net sales of $74.6 million, or 11.5% of 2006 six months consolidated net sales.

Fiscal Year. K2 reports its financial statements using a 52/53 week year with a 13 week quarter ending on the closest Sunday to the end of March, June, September and December. Fiscal year 2006 includes 53 weeks versus 52 weeks in 2005 fiscal year, and the first quarter 2006 includes 14 weeks versus 13 weeks in the first quarter 2005. For purposes of the consolidated financial statements, the end of each quarter is stated as of March 31, June 30, September 30 and December 31, respectively.

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Consolidated Condensed Statements of Income for the three and six months ended June 30:

	For the three months ended June 30,				For the six months ended June 30,
			Increase/Decrease				Increase/Decrease
	2006	2005	$	%	2006	2005	$	%
(In millions, except per share data)
Net sales	$301.1	$301.4	$(0.3)	(0.1%)	$649.2	$619.7	$29.5	4.8%
Gross profit	102.6	99.8	2.8	2.8%	215.1	202.6	12.5	6.2%
Operating income	9.2	8.3	0.9	10.8%	21.8	18.4	3.4	18.5%
Net income	2.1	1.5	0.6	40.0%	5.8	3.8	2.0	52.6%

Diluted earnings per share	$0.05	$0.03	$0.02	66.7%	$0.12	$0.08	$0.04	50.0%

Expressed as a percentage of net sales:
Gross margin (a)	34.1%	33.1%			33.1%	32.7%
Selling, general and administrative expense	31.0%	30.3%			29.8%	29.7%
Operating margin (b)	3.0%	2.8%			3.4%	3.0%

(a)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Condensed Statements of Income.

(b)	Operating Margin is defined as operating income divided by net sales as presented in the Consolidated Condensed Statements of Income.

Acquisitions

During the 2006 second quarter, K2 completed the acquisition of substantially all of the assets of both Xtools, LLC, a business engaged in the design, selling and distribution of fishing accessories and TrakSports USA Inc., a business engaged in the design, selling and distribution of skis. The purchase price for these assets was paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the applicable acquisition.

During the 2005 second quarter, K2 completed the acquisition of substantially all of the assets of both Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders, and JRC Products Limited, a business engaged in the design, selling and distribution of fishing tackle products. The purchase price for these assets was paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the acquisition.

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

Comparative Second Quarter Results of Operations

Net sales of K2 for the three months ended June 30, 2006 decreased slightly to $301.1 million as compared with $301.4 million for the 2005 comparable period. Net income for the second quarter of 2006 increased to $2.1 million, or $0.05 per diluted share, as compared to $1.5 million, or $0.03 per diluted share, in the second quarter of 2005.

Net Sales. In the Marine and Outdoor segment, net sales decreased to $128.8 million in the 2006 second quarter as compared with $130.4 million in the prior year’s second quarter. The sales decrease was due to decreased sales of cutting line, marine antennas and ski vests, offset by increased sales of fishing kits and combos, children’s flotation devices and Hodgman waders (acquired in the second quarter of 2005).

Net sales of the Team Sports segment improved to $96.5 million for the 2006 second quarter as compared to $89.3 million in the prior year’s second quarter. The improvement was driven primarily by increased sales of Rawlings and Miken baseball and softball products of $5.8 million, K2 Licensed Products of $1.8 million, and paintball products of $2.0 million.

In the Action Sports segment, net sales were $37.5 million in the 2006 second quarter as compared to $44.1 million in the prior year’s second quarter. The overall sales decline was largely due to lower sales of bikes of $4.2 million. In September 2005 K2 discontinued selling bikes and entered into a license agreement with a third party to manufacture and distribute bikes under the K2 brand.

Net sales of the Apparel and Footwear segment were $38.3 million in the 2006 second quarter as compared to $37.6 million in the prior year’s second quarter. The increase was driven by growth in skateboard shoes and the Ex Officio and Marmot combination.

K2’s international operations (operating locations outside of the United States) represented $47.0 million, or 15.6% of K2’s consolidated net sales for the three months ended June 30, 2006 as compared to $54.3 million, or 18.0% of K2’s consolidated net sales for the three months ended June 30, 2005. The decrease in net sales from international operations was largely due to the lower sales of direct import fishing tackle from Hong Kong and in-line skate products in Europe.

Gross profit. Gross profits for the second quarter of 2006 increased 2.8% to $102.6 million, or 34.1% of net sales, as compared with $99.8 million, or 33.1% of net sales, in the 2005 second quarter. The improvement in gross profit dollars for the quarter was attributable to an increase in gross profit as a percentage of sales in the Marine and Outdoor and Team Sports segments.

Costs and Expenses. Selling expenses for the 2006 second quarter were $57.7 million, or 19.2% of net sales, as compared with $54.5 million, or 18.1% of net sales, in the prior year’s second quarter. General and administrative expenses for the 2006 second quarter were $35.7 million, or 11.9% of net sales, as compared with $36.9 million, or 12.2% of net sales, in the prior year’s second quarter. The increase in selling expenses was attributable to higher selling expenses in the Marine and

Outdoor, Action Sports and Apparel and Footwear segments. The decrease in general and administrative expenses was primarily attributable to a $1.5 million gain on the sale of a bat manufacturing facility in Tennessee partially offset by severance charges.

Operating Income. Operating income for the 2006 second quarter increased to $9.2 million, or 3.0% of net sales, as compared to operating income of $8.3 million, or 2.8% of net sales, for the 2005 second quarter. The increase in operating income was due to lower cost of products sold and general and administrative expenses partially offset by increased selling expenses during the second quarter of 2006.

K2’s international operations (operating locations outside of the United States) had an operating loss of $6.8 million for the three months ended June 30, 2006 as compared with $4.2 million of operating loss in the year ago quarter. The increase in operating loss from international operations resulted from a decrease in operating income largely attributable to the decrease in net sales from international operations of in-line skates and Völkl and Marker products.

Interest Expense. Interest expense was $6.7 million in the 2006 second quarter as compared to $7.3 million in the year-earlier period. The decrease in interest expense for 2006 was primarily attributable to lower average borrowing levels during the 2006 second quarter as compared to 2005. Borrowings decreased as a result of improved profitability and cash flow from operations.

Income Taxes. During the 2006 second quarter, the effective income tax rate was 33.6% as compared to 33.3% during the 2005 second quarter. The increase in the effective tax rate was primarily attributable to an estimated greater percentage of income being taxed in relatively higher tax jurisdictions during 2006 than during 2005.

Comparative Six-Month Results of Operations

Net sales of K2 for the six months ended June 30, 2006 increased to $649.2 million as compared with $619.7 million for the 2005 comparable period. Net income for the first six months of 2006 increased to $5.8 million, or $0.12 per diluted share, as compared to $3.8 million, or $0.08 per diluted share, for the first six months of 2005.

Net Sales. In the Marine and Outdoor segment, net sales increased to $252.0 million for the first six months of 2006 as compared with $242.8 million in the prior year’s first six months. The sales increase was primarily due to increased sales of fishing tackle, Hodgman waders (acquired in the second quarter of 2005) and immersion suits.

Net sales of the Team Sports segment improved to $229.0 million for the first six months of 2006 as compared to $197.5 million in the prior year’s first six months. The improvement was driven primarily by increased sales of Rawlings and Miken baseball and softball products of $15.8 million, Rawlings apparel of $6.6 million, K2 Licensed Products of $3.2 million, and paintball products of $4.4 million.

In the Action Sports segment, net sales were $93.6 million in the first six months of 2006 as compared to $108.9 million in the prior year’s first six months. The overall sales decline was largely due to lower sales of bikes of $7.3 million and in-line skates of $4.5 million. In September 2005 K2 discontinued selling bikes and entered into a license agreement with a third party to manufacture and distribute bikes under the K2 brand.

Net sales of the Apparel and Footwear segment increased to $74.6 million for the first six months of 2006 as compared to $70.5 million in the prior year’s first six months. The increase was driven by growth in skateboard shoes and the Ex Officio and Marmot combination.

K2’s international operations (operating locations outside of the United States) represented $118.6 million, or 18.3% of K2’s consolidated net sales for the six months ended June 30, 2006 as compared to $129.8 million, or 20.9% of K2’s consolidated net sales for the six months ended June 30, 2005. The decrease in net sales from international operations was largely due to the lower sales of direct import fishing tackle from Hong Kong and in-line skate products in Europe.

Gross profit. Gross profits for the first six months of 2006 increased 6.2% to $215.1 million, or 33.1% of net sales, as compared with $202.6 million, or 32.7% of net sales, in the first six months of 2005. The improvement in gross profit dollars for the first six months was mainly attributable to the increase in sales volume.

Costs and Expenses. Selling expenses for the first six months of 2006 were $119.6 million, or 18.4% of net sales, as compared with $113.2 million, or 18.3% of net sales, in the prior year’s first six months. General and administrative expenses for the first six months of 2006 were $73.8 million, or 11.4% of net sales, as compared with $71.0 million, or 11.5% of net sales, in the prior year’s first six months. The increase in selling expenses and general and administrative expenses was mainly attributable to the increase in sales volume for the six months as compared to the prior year. General and administrative expenses included an increase of $0.6 million in share-based compensation expense and $0.5 million in severance charges related to the closing of a bat manufacturing facility in Tennessee offset by a $1.5 million gain on the sale of such bat manufacturing facility.

Operating Income. Operating income for the first six months of 2006 increased to $21.8 million, or 3.4% of net sales, as compared to operating income of $18.4 million, or 3.0% of net sales, for the fist six months of 2005. The increase in operating income was due to increased sales volume partially offset by an increase in cost of products sold, selling expenses and general and administrative expenses during the first six months of 2006.

K2’s international operations (operating locations outside of the United States) had an operating loss of $9.3 million for the six months ended June 30, 2006 as compared with $4.0 million of operating loss for the first six months of 2005. The decrease in operating income from international operations was largely attributable to the decrease in net sales from international operations of in-line skates and Völkl and Marker products.

Interest Expense. Interest expense was $14.6 million for the first six months of 2006 as compared to $14.5 million in the year-earlier period. The increase in interest expense was primarily due to higher average borrowing levels and interest rates during the 2006 first quarter as compared to the 2005 first quarter. The increase in first quarter 2006 was largely offset by a decrease in interest expense for the second quarter 2006 which was primarily attributable to lower average borrowing levels during the 2006 second quarter as compared to 2005. Borrowings decreased as a result of improved profitability and cash flow from operations.

Income Taxes. During the first six months of 2006, the effective income tax rate was 33.9% as compared to 33.2% during the first six months of 2005. The increase in the effective tax rate was primarily attributable to an estimated greater percentage of income being taxed in relatively higher tax jurisdictions during 2006 than during 2005.

Liquidity and Capital Resources

Cash Flow Activity

K2’s operating activities provided $80.2 million of cash in the current year’s six months as compared to $41.5 million in the 2005 six months. The increase in cash from operations during 2006 was largely attributable to the increase in inventory of $20.7 million in 2006 compared to an increase in inventory of $39.2 million in 2005 and a decrease in accounts payable of $19.9 million in 2006 compared to a decrease of $33.4 million in 2005.

Net cash used in investing activities was $11.5 million in the current year’s six months, as compared to $28.4 million of cash used in investing activities in the prior year. The decrease in cash used in investing activities during 2006 was mainly attributable to a $12.3 million decrease in cash used for the purchase of businesses and a $5.6 million decrease in cash used in the purchase of property, plant and equipment in the first six months of 2006 as compared to 2005.

Net cash used in financing activities was $69.2 million in the current year’s six months as compared with $16.6 million of cash used in financing activities in the prior year period. The increase in cash used in financing activities during 2006 was due to the repayment of long-term debt.

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

At June 30, 2006, there was $27.1 million of borrowings outstanding under the Facility, $11.6 million of outstanding letter of credit issuances (consisting of $8.2 million of standby letters of credit and $3.4 million of trade letters of credit which expire over the next 12 months) and $190.8 million of available borrowing capacity. At June 30, 2006, K2 also had outstanding $25 million of 7.25% convertible subordinated debentures due March 2010, $75 million of 5.00% convertible senior debentures due June 2010 and $200 million of 7.375% senior notes due July 2014. At June 30, 2006, K2 had $40.7 million outstanding under various foreign lending arrangements.

K2 believes that the credit available under the Facility, together with cash flow from operations, will be sufficient for K2’s business needs through June 30, 2007. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Facility. In addition, K2’s $200 million senior notes and $25 million convertible subordinated debentures place limitations on the incurrence of indebtedness by K2.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at June 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt (1)	$344,960	$2,919	$5,292	$128,602	$208,147
Operating leases (2)	78,245	16,393	23,502	15,737	22,613
Licensing arrangements (3)	7,306	3,019	3,145	617	525
Endorsement and sponsorship arrangements (4)	6,985	4,166	2,698	121	—
Pension contributions (5)	437	437	—	—	—

Total contractual cash obligations	$437,933	$26,934	$34,637	$145,077	$231,285

(1)	Includes principal payments contractually outstanding under K2’s lending arrangements. See Note 8 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s long-term debt obligations.

(2)	In the ordinary course of business, K2 enters into operating leases for the use of buildings, machinery and equipment. These amounts represent the contractual minimum payments due under these agreements.

(3)	In the ordinary course of business, K2 enters into licensing arrangements whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(4)	In the ordinary course of business, K2 enters into endorsement and sponsorship contracts with athletes whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(5)	These amounts include estimated contributions for K2’s pension plans. See Note 9 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s pension plans.

In addition to the amounts listed in the above table, K2 also has interest payment and fee obligations related to the long-term debt as follows at June 30, 2006 (see also Note 8 to Notes of Consolidated Condensed Financial Statements):

•	Outstanding borrowings of $27.1 million under its $250 million secured bank revolving credit line due February 21, 2011 with interest payments due at LIBOR plus 1.375% or at the prime rate and a commitment fee of 0.25% on the unused portion.

•	$75 million convertible debentures, due June 15, 2010 with semi-annual interest payable at 5.00%.

•	$25 million convertible subordinated debentures, due March 3, 2010 with quarterly interest payable at 7.25%.

•	$200 million senior notes, due July 1, 2014 with semi-annual interest payable at 7.375%.

•	Outstanding long-term debt of $40.7 million under various foreign lending arrangements. Interest rates on these borrowings range from approximately 1% to 7.75%.

Off-Balance Sheet Arrangements

K2 did not enter into any off-balance sheet arrangements during 2006 or 2005, nor did K2 have any off-balance sheet arrangements outstanding at June 30, 2006 or December 31, 2005.

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

SFAS No. 123R permits public companies to adopt its requirements using one of the two following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date based on both (a) the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate prior periods based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) for all prior periods presented or (b) prior interim periods of the year of adoption. K2 adopted SFAS No. 123R using the modified-prospective method and therefore prior periods are not restated.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under previous guidance. This requirement may reduce operating cash flows and increases net financing cash flows in periods after adoption.

Prior to the adoption of SFAS No. 123R, K2 measured compensation cost for its employee share-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations and provided pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. Compensation cost for stock options issued to employees was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

Expected Term. The expected term of options granted represents the period of time that the option is expected to be outstanding. K2 estimates the expected term of the option grants based on historical exercise patterns that are believed to be representative of future behavior as well as other various factors. When and if applicable, K2 uses separate groups of employees that have similar historical exercise behavior for valuation purposes.

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

Prior to the second quarter of 2006, K2 issued stock options and restricted stock subject to vesting conditions to employees and fully vested stock options to non-employee directors as share-based compensation. In the second quarter of 2006, K2 issued to employees a combination of stock options subject to vesting conditions only and restricted stock units that are subject to performance conditions in addition to vesting conditions as share-based compensation. If the employees do not meet their performance conditions, the restricted stock units will not continue to vest and any related share-based compensation expense recognized to date for these awards will be reversed. Also in the second quarter of 2006, K2 issued to non-employee directors a combination of fully vested stock options and restricted stock units subject to vesting conditions, but not subject to any performance objectives as share-based compensation.

Revenue Recognition

K2 recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, products are shipped directly from K2 suppliers to K2 customers and revenue is recognized when the product is delivered to and accepted by the customer or a representative of the customer. K2 revenues may fluctuate in cases when our customers delay accepting shipment of product for periods up to several weeks. Reserves for estimated returns are established based upon historical return rates and recorded as reductions of sales. Right of return is not provided to our customers at the time of sale other than for our failure to meet the terms of the customer’s order. The substantial reasons for such returns are late shipment of product unless a cancellation date was identified when the order was placed; incorrect items shipped; and defective merchandise. Return requests for late shipment or incorrect items shipped must be made within several days of receipt of the merchandise. Returns for defective merchandise are accepted based upon the specific warranty for the individual product. Returns are accepted only with preapproval from K2.

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

K2 determined there was no material impairment of long-lived assets as of June 30, 2006. However, future indicators or impairment tests of intangible assets with finite lives could result in a charge to earnings. K2 will continue to evaluate intangible assets on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

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

For 2006, domestic plan pension expense is estimated to be approximately $1.1 million, an increase of $0.4 million from the 2005 year. This increase in expense is attributable to the following: a $0.3 million increase in expense due to worse than expected asset returns during 2005; a $0.2 million increase in expense due to a change in expected return on asset for 2006 from 8.25% to 7.75%; a $0.2 million increase for lower expected contributions in 2006; and a $0.1 million increase due to a change in discount rate from 5.75% to 5.67%, all of which are expected to be offset by a $0.4 million decrease due to demographic and miscellaneous changes. K2 estimates a required cash contribution of approximately $67,000 to the plans in 2006. For the six months ended June 30, 2006 K2 made contributions totaling approximately $37,000 to the domestic plan.

For 2006, pension expense related to the foreign plans is estimated to be approximately $0.7 million, which is consistent with the 2005 year. K2 estimates a required cash contribution of approximately $1.2 million to the foreign plans in 2006. During the six months ended June 30, 2006, K2 made contributions totaling approximately $0.8 million to the foreign plans.

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

Foreign Currency

K2 is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates can have on the reported results in the consolidated financial statements due to the translation of the operating results and financial position of K2’s international subsidiaries. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over annual time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At June 30, 2006, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $30.3 million.

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

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at quarter end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected third quarter 2006 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increase materials costs would likely be partially offset by a positive impact on revenues due to K2’s sales internationally and the conversion of those international sales to U.S. dollars.

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

As of June 30, 2006, K2 had $300 million in principal amount of fixed rate debt represented by the convertible debentures and senior notes and $67.7 million of variable rate debt represented by borrowings under the revolving credit facilities and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of June 30, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $0.7 million on an annual basis. At June 30, 2006, up to $190.8 million of variable rate borrowings were available under K2’s $250 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. As of June 30, 2006, K2 had no such derivative financial instruments outstanding.

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

While product innovation is a highly important factor and many of K2’s innovations have been patented, K2 does not believe the loss of any one patent would have a material effect on its business, financial position, results of operations or prospects. Certain of its brand names, such as Rawlings, Miken, Worth, Shakespeare, Ugly Stik, Pflueger, Stearns, Sospenders, Hodgman, Mad Dog, K2, Völkl, Marker, Madshus, Marmot, Ex Officio, Ride, Morrow, 5150, Tubbs, Atlas, Brass Eagle, Viewloader, JT, Worr Games and Adio are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Rawlings®, Worth®, Miken®, deBeer®, Gait™, Ten™, Hilton®, Shakespeare®, Pflueger®, Ugly Stik®, All Star™, Xtools®, Brass Eagle®, Viewloader®, Autococker®, Stearns®, Sospenders®, Mad Dog®, Hodgman®, K2®, Völkl ®, Line®, Marker®, Madshus®, Ride®, Morrow®, 5150®, Marmot®, Ex Officio®, Planet Earth®, Adio®, Holden™, Tubbs®, Atlas®, Little Bear®, JT® and Worr Games® are protected trademarks or registered trademarks of K2 or its subsidiaries in the United States and other countries worldwide. Buzz Off® is a registered trademark owned by Buzz Off Insect Shield, LLC and Karhu® is a registered trademark owned by Karhu Sporting Goods Oy.

Registered and other trademarks and trade names of K2’s products are italicized in this Form 10-Q.

PART II – OTHER INFORMATION

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At June 30, 2006 and December 31, 2005, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, its results of operations or prospects going forward.

EIFS Litigation and Claims

From 1988 through 2000, K2, through a former division, manufactured and sold an exterior wall covering product for application by contractors on commercial and residential buildings, referred to as exterior insulated finish systems (“EIFS”). In June 2000, K2 sold the assets of this division to Tyco International (US) Inc. and affiliates, including any liabilities for EIFS manufactured and installed after the sale date. K2 has not been in this building products business since June 2000. Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of June 30, 2006, K2 continues to be a defendant or co-defendant in approximately 40 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

To date, all litigation costs and settlements related to the EIFS claims and lawsuits against K2 have been paid by insurers, with the exception of immaterial deductibles and one partial payment by K2, for which adequate reserves were made at the time of the sale of the EIFS business, although such insurance carriers have issued “reservation of rights” letters in respect of certain claims and lawsuits. A “reservation of rights” letter refers to the notice provided by our insurers that, while our insurers have determined that the applicable insurance policy would cover for the applicable lawsuits, the insurers preserve or “reserve” their right to withdraw from defense commitment on one or more claims if it is determined that one or more of the claims do not trigger coverage under the applicable insurance policy. Although K2’s experience with respect to EIFS claims is still evolving and it is possible that future claims and payments may vary from management’s current expectations, K2 believes that its third party insurance will be adequate to cover the anticipated costs of all remaining EIFS litigation.

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

The outcome of this matter will depend primarily upon contested facts, and cannot be accurately predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson’s counterclaims, in the event that Miken is unsuccessful in the declaratory judgment and counterclaim actions, it is expected that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats. In such an event, K2 would, among other things, be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable. The litigation process for this case, including any appeals, is estimated to be in the range of two to three years.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which Item 1A is hereby incorporated by reference.

ITEM 4	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Stockholders of K2 held May 11, 2006, the following actions were taken:

(1)	Two directors were elected:

Richard J. Heckmann – 41,085,560 votes for and 602,074 votes withheld;

Robin E. Hernreich – 41,218,194 votes for and 469,440 votes withheld;

The following directors term in office as a director continued after the meeting:

Wilford D. Godbold, Jr.

Lou L. Holtz

Ann Meyers

Alfred E. Osborne, Jr.

Dan Quayle

(2)	The selection by the Board of Directors of Ernst & Young LLP as K2’s independent auditors for the year 2006 was ratified as follows:

43,051,144 votes for, 52,696 votes against and 7,866 votes abstained.

(3)	The approval of the K2 Inc. 2006 Long-Term Incentive Plan as follows:

30,916,205 votes for, 3,435,253 votes against and 111,055 votes abstained.

ITEM 6.	Exhibits

10.1	K2 Inc. 2006 Long-Term Incentive Plan, as approved by the stockholders on May 11, 2006, filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed on June 2, 2006, and incorporated herein by reference.

10.2	K2 Inc. 2006 Long-Term Incentive Plan Awards to Named Executive Officers, filed as Exhibit 99.1 to the Current Report on Form 8-K filed on May 26, 2006, and incorporated herein by reference.

10.3	Agreements used in connection with grants to employees and non-employee directors under the K2 Inc. 2006 Long-Term Incentive Plan filed as Exhibits 99.2, 99.3, 99.4 and 99.5 to the Current Report on Form 8-K filed on May 26, 2006, and incorporated herein by reference.

10.4	Schedule of Non-Employee Director Compensation, filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 17, 2006, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Operating Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC.
(registrant)

Date: August 8, 2006	/s/ THOMAS R. HILLEBRANDT
Thomas R. Hillebrandt
Corporate Controller
(Chief Accounting Officer)