Form 10-Q
period 2006-09-30
K2 INC
filed 2006-11-08
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 6, 2006 there were 49,330,541 shares of Common Stock ($1.00 par value) outstanding.

PART - 1 FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(Thousands, except per share figures)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$356,884	$340,352	$1,006,097	$960,068
Cost of products sold	219,174	215,225	653,267	632,364

Gross profit	137,710	125,127	352,830	327,704
Selling expenses	61,649	57,305	181,207	170,522
General and administrative expenses	37,371	35,809	111,147	106,812

Operating income	38,690	32,013	60,476	50,370
Interest expense	7,263	7,519	21,832	22,057
Other income, net	(1,127)	(583)	(2,662)	(2,421)

Income before income taxes	32,554	25,077	41,306	30,734
Provision for income taxes	11,036	8,337	14,003	10,217

Net income	$21,518	$16,740	$27,303	$20,517

Basic earnings per share:
Net income	$0.46	$0.36	$0.58	$0.44

Diluted earnings per share:
Net income	$0.40	$0.32	$0.54	$0.42

Basic shares outstanding	47,084	46,326	46,971	46,240

Diluted shares outstanding	55,412	55,190	55,388	55,224

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
	(Thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$11,314	$11,797
Accounts receivable, less allowances for doubtful accounts of $20,125 (2006) and $15,922 (2005)	363,247	380,442
Inventories, net	393,508	359,028
Deferred income taxes	4,204	5,044
Prepaid expenses and other current assets	28,455	21,905

Total current assets	800,728	778,216
Property, plant and equipment	311,759	295,202
Less allowance for depreciation and amortization	171,028	151,147

	140,731	144,055
Other Assets
Goodwill	109,448	107,027
Tradenames	116,901	117,001
Other intangible assets, net	17,353	19,988
Other	23,499	24,289

Total Assets	$1,208,660	$1,190,576

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$39,019	$24,296
Accounts payable	77,515	93,470
Income taxes payable	40,167	31,946
Accrued payroll and related	46,946	40,555
Other accruals	89,344	85,256
Current portion of long-term debt	3,131	33,265

Total current liabilities	296,122	308,788
Long-term pension liabilities	26,758	26,758
Long-term debt	272,693	280,717
Deferred income taxes	21,286	21,286
Convertible debentures	99,354	99,003
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 110,000,000 shares in 2006 and 2005, issued shares - 47,904,860 in 2006 and 47,663,227 in 2005	47,905	47,663
Additional paid-in capital	506,463	503,624
Retained deficit	(37,700)	(65,003)
Treasury shares at cost, 763,140 shares in 2006 and 2005	(9,360)	(9,360)
Accumulated other comprehensive loss	(14,861)	(22,900)

Total Shareholders’ Equity	492,447	454,024

Total Liabilities and Shareholders’ Equity	$1,208,660	$1,190,576

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Thousands)
Operating Activities
Net Income	$27,303	$20,517
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) / loss on sale of assets	(3,259)	100
Depreciation and amortization	26,943	26,900
Non-cash share-based compensation charges	1,772	618
Deferred taxes	790	8,731
Changes in current assets and current liabilities	(14,759)	(51,005)

Net cash provided by operating activities	38,790	5,861
Investing Activities
Property, plant and equipment expenditures	(19,571)	(29,086)
Proceeds from sale of property, plant and equipment	7,209	4,769
Purchase of businesses, net of cash acquired	(3,083)	(17,184)
Other items, net	(2,306)	5,536

Net cash used in investing activities	(17,751)	(35,965)
Financing Activities
Borrowings under long-term debt	785,872	783,500
Payments of long-term debt	(823,679)	(760,191)
Net increase / (decrease) in short-term bank loans	14,723	(1,316)
Exercise of stock options	1,308	475

Net cash (used in)/ provided by financing activities	(21,776)	22,468
Effects of foreign exchange rates on cash and cash equivalents	254	(539)

Net decrease in cash and cash equivalents	(483)	(8,175)
Cash and cash equivalents at beginning of year	11,797	25,633

Cash and cash equivalents at end of period	$11,314	$17,458

See notes to consolidated condensed financial statements

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

K2 Inc. (“K2” or the “Company”) reports its financial statements using a 52/53 week year with a 13 week quarter ending on the closest Sunday to the end of March, June, September and December. Fiscal year 2006 includes 53 weeks versus 52 weeks in 2005 fiscal year, and the first quarter 2006 includes 14 weeks versus 13 weeks in the first quarter 2005. For purposes of the consolidated financial statements, the end of each quarter is stated as of March 31, June 30, September 30 and December 31, respectively.

The interim financial statements should be read in connection with the financial statements in K2 Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We are currently assessing the impact the adoption of SFAS No. 158 will have on our consolidated December 31, 2006 financial statements and related footnote disclosures. Based on our preliminary assessment, we do not expect SFAS No. 158 to have a material impact on the December 31, 2006 financial statements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 2 – Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We are currently evaluating the impact of the adoption of SFAS No. 157 on purchase price allocations in future business combinations and other areas where fair value measurements are used.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. K2 is currently evaluating the impact of this Interpretation on its financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”. SFAS No. 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133. Further, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of SFAS No. 155 is for those instruments acquired or issued after the beginning of our fiscal year 2007. K2 believes that SFAS No. 155 should not have a material impact on its financial position or results of operations.

NOTE 3 – Share-Based Compensation

Under K2’s 2006, 2005, 2004, 1999 and 1994 Long-Term Incentive Plans (“2006 Plan,” “2005 Plan,” “2004 Plan,” “1999 Plan” and “1994 Plan,” respectively), stock options may be granted to eligible directors and key employees of K2 and its subsidiaries at not less than 100% of the market

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

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

Stock Option Activity

Options granted, exercised, expired and forfeited under the 2006 Plan, 2005 Plan, 2004 Plan, 1999 Plan and 1994 Plan and options assumed from acquisitions for the first nine months of fiscal year 2006 are as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	4,237,332	$11.60	6.76
Granted	5,000	10.08
Exercised	(49,820)	7.99
Expired	(39,046)	14.92

Options outstanding at March 31, 2006	4,153,466	$11.61	6.57
Granted	647,000	11.15
Exercised	(90,355)	7.60
Forfeited	(1,500)	11.15
Expired	(176,496)	14.80

Options outstanding at June 30, 2006	4,532,115	$11.50	6.93
Granted	5,400	11.65
Exercised	(28,518)	7.83
Forfeited	(5,000)	11.15
Expired	(129,579)	$12.67

Options outstanding at September 30, 2006	4,374,418	$11.49	6.70	$6,359,406

Options vested and expected to vest at September 30, 2006	4,354,075	$11.49	0.26	$6,347,462

Options exercisable at September 30, 2006	3,717,918	$11.55	6.19	$5,973,366

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 was $5.18. There were no options granted during the three months ended September 30, 2005. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $5.17 and $6.70, respectively. Intrinsic value is defined as the difference between the relevant current market value of the common stock and the grant price for options with exercise prices less than the market values on such dates. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was approximately $88,264 and $55,086, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $722,951 and $387,695, respectively. Cash received from stock options exercised during the nine months ended September 30, 2006 was $1.3 million and the actual tax benefit realized from these exercises was immaterial.

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$2.39 - $7.13	475,415	$6.44	3.83 years	475,415	$6.44
$7.25 - $7.30	48,322	7.28	4.80 years	48,322	7.28
$7.45	487,500	7.45	6.50 years	487,500	7.45
$7.50 - $10.63	330,468	8.38	3.53 years	320,468	8.33
$11.15	640,500	11.15	9.64 years	—	—
$11.25 - $12.50	148,000	11.31	2.74 years	148,000	11.31
$12.51	875,750	12.51	8.57 years	875,750	12.51
$12.82 - $13.25	115,079	13.15	4.95 years	109,079	13.15
$13.69	988,500	13.69	7.63 years	988,500	13.69
$13.83 - $65.00	264,884	21.19	2.78 years	264,884	21.19

Total	4,374,418	$11.49	6.70 years	3,717,918	$11.55

Restricted Stock

A summary of the status of the Company’s restricted stock issued under the Plans for the first nine months of fiscal year 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2005	192,000	$13.23
Vested	(26,668)	13.35

Restricted stock outstanding at March 31, 2006	165,332	13.21
Vested	(4,000)	12.51

Restricted stock outstanding at June 30, 2006	161,332	13.23
Vested	(42,000)	13.21

Restricted stock outstanding at September 30, 2006	119,332	$13.23

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

Restricted Stock Units

A summary of the status of the Company’s restricted stock units issued, including performance awards, under the Plans for the first nine months of fiscal year 2006 is as follows:

	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Restricted stock units outstanding at December 31, 2005	—	$—
Awarded	229,122	—
Forfeited	(500)	—

Restricted stock units outstanding at June 30, 2006	228,622	—
Forfeited	(833)	—

Restricted stock units outstanding at September 30, 2006	227,789	—	1.50	$2,671,965

Restricted stock units vested and expected to vest at September 30, 2006	227,289	—	1.50	2,671,965

Restricted stock units exercisable (vested and deferred) at September 30, 2006	—	$—	—	$—

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

The Company recognized the following share-based compensation expense during the three months and nine months ended September 30, 2006. (Thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock options
General and administrative expenses	$212	$562
Selling expenses	50	90
Cost of goods sold	4	8
Restricted stock
General and administrative expenses	226	702
Selling expenses	19	19
Restricted stock units
General and administrative expenses	233	352
Selling expenses	33	33
Cost of goods sold	6	6

Total	783	1,772
Income tax benefit	(289)	(651)

Share-based compensation expense, net of taxes	$495	$1,122

Effect of share-based compensation expense on net income per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(thousands)
Stock options	$2,957	1.79
Restricted stock	1,300	1.09
Restricted stock units	2,165	1.50

Total	$6,422	1.60

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

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair-value-based method as defined in SFAS No. 123 to share-based compensation during the three and nine months ended September 30, 2005. (Thousands, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$16,740	$20,517
Add: Total share-based compensation expense included in net income, net of taxes	172	618
Less: Total share-based compensation expense determined under fair value based method for all awards, net of taxes	(396)	(10,372)

Net income, adjusted	$16,516	$10,763

Earnings per share:
Basic - as reported	$0.36	$0.44
Basic - pro forma	$0.36	$0.23
Diluted - as reported	$0.32	$0.42
Diluted - pro forma	$0.32	$0.25

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 3 – Share-Based Compensation (Continued)

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

The following weighted average assumptions were used to estimate the fair value of options granted during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk free interest rate	4.70%	2.63%	4.97%	3.60%
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility	43.3%	50.4%	45.5%	40.9%
Expected dividend yield	—	—	—	—

NOTE 4 – Inventories

The components of inventories consisted of the following:

	September 30, 2006	December 31, 2005
	(Thousands)
Finished goods	$303,145	$266,340
Work in process	15,843	18,796
Raw materials	74,520	73,892

	$393,508	$359,028

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 5 - Acquisitions

During the 2006 second quarter, K2 completed the acquisition of substantially all of the assets of both Xtools, LLC, a business engaged in the design, selling and distribution of fishing accessories and TrakSports USA Inc., a business engaged in the design, selling and distribution of skis. The purchase price for these assets was paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the applicable acquisition. These two acquisitions were accounted for under the purchase method of accounting, and accordingly the purchased assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The combined purchase price allocation for the two acquisitions resulted in an excess of the purchase price over net tangible assets acquired of approximately $1.9 million which was recorded as goodwill not subject to amortization.

During the 2005 second quarter, K2 completed the acquisition of substantially all of the assets of both Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders, and the stock of JRC Products Limited, a business engaged in the design, selling and distribution of fishing tackle products. The purchase price for these assets was paid in cash. The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the applicable acquisition. These two transactions were accounted for under the purchase method of accounting, and accordingly the purchased assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The combined purchase price allocation for the two acquisitions resulted in an excess of the purchase price over net tangible assets acquired of approximately $7.0 million. The excess amounts of the two transactions were allocated to intangible assets with finite and indefinite lives including: customer relationships and patents of $0.1 million with an average life of 2.0 years; tradenames with an indefinite life not subject to amortization of $2.9 million; and goodwill not subject to amortization of $4.0 million.

At September 30, 2006, there was approximately $2.4 million of cash and 29,175 shares of K2 common stock held in escrow or due for payment relating to certain acquisitions. The cash and shares will be released from escrow during 2006 through 2008 subject to final agreement between K2 and the selling parties. The cash and shares in escrow as well as future cash payments due have been reflected in the purchase price of the related acquisitions. Shares held in escrow are reflected in the calculation of diluted earnings per share for the periods presented.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 5 – Acquisitions (Continued)

The following table summarizes the activity in 2005 and the first nine months of 2006:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Balance at December 31, 2004	$6,990	$368	$7,358	$5,197	$12,555
Reserves established in conjunction with acquisitions	205	—	205	422	627
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(2,644)	—	(2,644)	(1,582)	(4,226)
Utilized in 2005:	(3,205)	(125)	(3,330)	(1,906)	(5,236)

Balance at December 31, 2005	1,346	243	1,589	2,131	3,720
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(39)	—	(39)	(72)	(111)
Utilized in 2006:	(1,288)	(57)	(1,345)	(1,016)	(2,361)

Balance at September 30, 2006	$19	$186	$205	$1,043	$1,248

K2 believes that the remaining reserves for restructuring are adequate to complete its restructuring and exit plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 6 –Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following as of September 30, 2006 and December 31, 2005:

	Weighted Average Useful Life	September 30, 2006			December 31, 2005
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Impairment Charge (a)	Net Book Value
	(Thousands)
Intangibles subject to amortization:
Patents	7.9 years	$16,564	$6,113	$10,451	$16,164	$4,729	$—	$11,435
Customer contracts/relationships	8.2 years	8,215	3,534	4,681	8,215	2,689	—	5,526
Licensing agreements	7.4 years	2,795	1,729	1,066	2,795	1,357	—	1,438
Trademarks	7.1 years	955	393	562	955	279	—	676
Non-compete agreements	4.1 years	1,572	979	593	1,574	661	—	913
Order backlog and other	0.2 years	—	—	—	1,560	1,560	—	—

		30,101	12,748	17,353	31,263	11,275	—	19,988
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor		3,252	—	3,252	3,252	—	—	3,252
Action Sports		48,292	—	48,292	55,259	—	6,967	48,292
Team Sports		43,757	—	43,757	65,718	—	21,861	43,857
Apparel and Footwear		21,600	—	21,600	21,600	—	—	21,600
Goodwill
Marine and Outdoor		28,489	—	28,489	26,959	—	—	26,959
Action Sports		1,055	—	1,055	101,104	—	101,104	—
Team Sports		—	—	—	123,222	—	123,222	—
Apparel and Footwear		79,904	—	79,904	80,068	—	—	80,068

		226,349	—	226,349	477,182	—	253,154	224,028
Total intangibles and goodwill		$256,450	$12,748	$243,702	$508,445	$11,275	$253,154	$244,016

(a)	Non-cash intangible impairment charges as a result of annual testing in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 6 – Intangible Assets and Goodwill (Continued)

The table below shows the activity in intangibles subject to and not subject to amortization for the nine months ended September 30, 2006.

	December 31, 2005 Net Book Value	Purchase Price Allocations (a)	Other Activity (b)	Amortization	September 30, 2006 Net Book Value
	(Thousands)
Intangibles subject to amortization:
Patents	$11,435	$—	$400	$(1,384)	$10,451
Customer contracts/relationships	5,526	—	—	(845)	4,681
Licensing agreements	1,438	—	—	(372)	1,066
Trademarks	676	—	—	(114)	562
Non-compete agreements	913	—	(2)	(318)	593

	19,988	—	398	(3,033)	17,353
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor	3,252	—	—	—	3,252
Action Sports	48,292	—		—	48,292
Team Sports	43,857	(100)	—	—	43,757
Apparel and Footwear	21,600	—	—	—	21,600
Goodwill
Marine and Outdoor	26,959	1,132	398	—	28,489
Action Sports	—	1,055	—	—	1,055
Apparel and Footwear	80,068	(164)	—	—	79,904

	224,028	1,923	398	—	226,349
Total intangibles and goodwill	$244,016	$1,923	$796	$(3,033)	$243,702

(a)	Amounts in this column represent the allocation of purchase price to intangibles in accordance with SFAS No. 141 “Business Combinations” and adjustments to the preliminary purchase price allocations.

(b)	Amounts in this column represent either additions to intangibles not related to purchased intangibles or the effects of foreign currency translation.

Amortization expense for intangibles subject to amortization was approximately $3.0 million for the nine months ended September 30, 2006. Amortization expense of purchased intangible assets subject to amortization is estimated to be approximately $3.5 million during the fiscal year ending December 31, 2006, $3.3 million during 2007, $3.2 million during 2008, $2.0 million during 2009 and $1.4 million during 2010.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

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

The following activity related to product warranty liabilities:

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands)		(Thousands)
Beginning Balance	$9,517	$9,373	$10,446	$9,691
Charged to costs and expenses	2,169	2,348	6,376	7,002
From acquisitions	—	—	300	—
Amounts charged to reserve	(2,009)	(2,368)	(7,445)	(7,340)

Ending Balance	$9,677	$9,353	$9,677	$9,353

NOTE 8– Borrowings and Other Financial Instruments

At September 30, 2006, K2’s principal long-term borrowing facility was a $250 million revolving Credit Facility (“Facility”) expiring on February 21, 2011 with several banks and other financial institutions. The Facility is expandable to $350 million subject to certain conditions. The Facility has a $100 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid, and as of September 30, 2006 bear a rate equal to the prime rate, or a LIBOR interest rate plus 1.125%, and the Facility had an unused commitment fee of 0.25% per year. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio if the unused availability drops below $37.5 million, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

At September 30, 2006, borrowings of $57.7 million were outstanding under the Facility bearing an average interest rate of 6.57%. At September 30, 2006, there were also letters of credit outstanding under the Facility of $10.1 million (consisting of $8.2 million of standby letters of credit and $1.9 million of trade letters of credit expiring over the next 12 months). Pursuant to the terms of the Facility, an additional $164.3 million was available for borrowing at September 30, 2006.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 8– Borrowings and Other Financial Instruments (Continued)

At September 30, 2006, K2 had $25 million of 7.25% convertible subordinated debentures (“7.25% Debentures”) due March 2010. The 7.25% Debentures are convertible into 2,097,315 shares of K2 common stock at a conversion price of $11.92 per share. Pursuant to the agreement for these debentures, the note holders received warrants to purchase 243,260 and 524,329 additional shares of K2’s common stock at exercise prices of $13.143 and $11.92 per share, respectively, exercisable within the three and five year period ended February 14, 2006 and February 14, 2008, respectively (the “Warrants”). The Warrants that were exercisable within the three year period ended February 14, 2006 expired unexercised. K2 assigned a total fair market value of $2.3 million to the Warrants. At September 30, 2006, the aggregate unamortized fair market value of $0.6 million is reflected as a reduction of the face amount of the 7.25% Debentures on K2’s balance sheet which is being amortized to interest expense using the effective interest method through the exercise periods, thereby increasing the carrying value of the debentures.

On November 1, 2006, K2 entered into a Conversion Agreement with the note holders of the 7.25% Debentures, pursuant to which the note holders have agreed to convert all of the outstanding 7.25% Debentures into 2,097,315 shares of K2’s common stock, $1.00 par value per share. As an inducement for the note holders to convert the 7.25% Debentures, K2 has also agreed pursuant to the Conversion Agreement to issue the note holders an additional 54,487 shares (including 13,278 for accrued interest) of K2 common stock, $1.00 par value per share. The transaction closed on November 6, 2006.

At September 30, 2006, K2 had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At September 30, 2006, K2 also had $200 million of 7.375% senior, unsecured notes (“Senior Notes”) due July 1, 2014. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

At September 30, 2006, K2 also had $57.2 million outstanding under various foreign lending arrangements.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

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

Effective August 31, 2004, the “K2 Pension Plan” was amended to freeze the accrual of future benefits for almost all of the employees. This resulted in active participants no longer accruing benefits under the plan. Participants will remain eligible to receive benefits they have earned under the plan through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plan. Only a small group of about 20 employees subject to a collective bargaining agreement continued to accrue a benefit until September 16, 2006.

K2 also has a pension plan which covered certain employees of the Simplex Building Products division which K2 sold in 2000 (the “Simplex UAW Pension Plan”). This plan was merged with the K2 Pension Plan as of December 31, 2005.

The components of domestic net periodic pension cost consisted of the following:

	Domestic Plan Three Months Ended September 30,		Domestic Plan Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands)
Service cost	$38	$25	$114	$75
Interest cost	1,007	1,010	3,021	3,030
Expected return on assets	(981)	(1,034)	(2,943)	(3,102)
Actuarial loss	215	162	645	486

Total net periodic benefit cost	$279	$163	$837	$489

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 9 – Pension Plans (Continued)

The increase in the net periodic benefit cost for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 is due to lower than expected asset returns during 2005; a change in expected return on assets for 2006 from 8.25% to 7.75%; lower expected contributions in 2006 compared to 2005, and a change in discount rate from 5.75% to 5.67%. These increases were partially offset by a decrease due to demographic and miscellaneous changes. K2 estimates a required cash contribution of approximately $61,000 to the plan in 2006. During the nine months ended September 30, 2006, K2 made contributions totaling approximately $60,000 to the domestic plan.

Foreign plans

In addition to the plans discussed above, K2 also had five smaller defined benefit plans in the United Kingdom and in Germany (“foreign plans”). Four of the foreign plans are in Germany and are attributable to the acquisitions of Völkl and Marker on July 7, 2004. K2 recorded pension expense for the plans in Germany beginning with the date of the acquisitions.

	Foreign Pension Plans Three Months Ended September 30,		Foreign Pension Plans Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands)
Net periodic benefit cost
Service cost	$101	$77	$303	$231
Interest cost	201	216	603	647
Expected return on plan assets	(132)	(117)	(396)	(350)
Amortization of net loss	6	—	18	—

Net periodic benefit cost	$176	$176	$528	$528

Pension expense for the three and nine months ended September 30, 2006 for the foreign plans remained fairly consistent with the three months and nine months ended September 30, 2005. K2 estimates a required cash contribution of approximately $1.2 million to the foreign plans in 2006. During the nine months ended September 30, 2006, K2 made contributions totaling approximately $1.1 million to the foreign plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 10 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Additional Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2005	$(9,182)	$(13,470)	$(248)	$(22,900)
Currency translation adjustment	7,352	—	—	7,352
Reclassification adjustment for amounts recognized in cost of sales	—	—	326	326
Change in fair value of derivatives, net of $225 in taxes	—	—	361	361

Balance at September 30, 2006	$(1,830)	$(13,470)	$439	$(14,861)

Total comprehensive income was $19.5 million and $15.7 million for the three months ended September 30, 2006 and 2005, respectively. Total comprehensive income was $35.3 million and $7.7 million for the nine months ended September 30, 2006 and 2005, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the above table. The currency translation gain for the nine months ended September 30, 2006 is the result of the weakening of the U.S. dollar against foreign currencies during the period, mainly the Euro.

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

Options to purchase 4,374,418 and 4,403,109 shares of K2 common stock were outstanding at September 30, 2006 and 2005, respectively. At September 30, 2006, there were also 119,332 shares of nonvested restricted stock, 227,789 shares of nonvested restricted stock units and 29,175 shares of K2 common stock held in escrow relating to certain acquisitions. At September 30, 2005, there were 192,000 shares of nonvested restricted stock and 536,536 shares of K2 common stock held in escrow relating to certain acquisitions. At September 30, 2006 and 2005, shares of K2 common stock issuable upon conversion of the $100 million of convertible debentures totaling 7,803,775 and warrants to purchase 524,329 and 767,589, respectively, of shares of K2 common stock were outstanding.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 11- Earnings Per Share Data (Continued)

For the three months ended September 30, 2006 and 2005, approximately 3,097,000 and 2,024,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the three months ended September 30, 2006, approximately 16,000 shares of nonvested restricted stock were excluded since their inclusion would have been antidilutive. For the three months ended September 30, 2006 there were approximately 195,000 shares of nonvested restricted stock units excluded since they were contingently issuable shares whose performance condition had not been satisfied as of September 30, 2006. For the three months ended September 30, 2006, approximately 524,329 warrants were also excluded as their inclusion would have been antidilutive. For the three months ended September 30, 2006 and 2005, 29,175 and 539,874 shares of K2 common stock held in escrow, respectively, were included in the calculation of diluted earnings per share.

For the nine months ended September 30, 2006 and 2005, approximately 2,741,000 and 1,621,000 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the nine months ended September 30, 2006, approximately 466,364 warrants were also excluded as their inclusion would have been antidilutive. For the nine months ended September 30, 2006 there were approximately 92,000 shares of nonvested restricted stock units excluded since they were contingently issuable shares whose performance condition had not been satisfied as of September 30, 2006. For the nine months ended September 30, 2006 and 2005, 52,151 and 590,794 shares of K2 common stock held in escrow, respectively, were included in the calculation of diluted earnings per share.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 11- Earnings Per Share Data (Continued)

The table below outlines the determination of the number of diluted shares of common stock used in the calculation of diluted EPS as well as the calculation of diluted EPS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	47,084	46,326	46,971	46,240
Assumed conversion of dilutive stock options, restricted stock, restricted stock units, warrants and shares in escrow	525	1,061	614	1,181
Assumed conversion of convertible debentures	7,803	7,803	7,803	7,803

Diluted average common shares outstanding	55,412	55,190	55,388	55,224

Calculation of diluted earnings per share:
Net income	$21,518	$16,740	$27,303	$20,517
Add: interest component on assumed conversion of convertible debentures, net of taxes	902	928	2,775	2,785

Net Income, adjusted	$22,420	$17,668	$30,078	$23,302

Diluted earnings per share (a)	$0.40	$0.32	$0.54	$0.42

(a)	Diluted earnings per share is calculated by dividing net income by diluted average common shares outstanding for the respective period.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 12- Segment Information

Under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS No.131”), K2 classifies its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear.

Within Marine and Outdoor, sales over the past year have been as follows: approximately half of sales consisted of fishing products including rods, reels, fishing kits, line and antennas; approximately one-third of sales consisted of marine products including, personal flotation devices, drywear, waders and inflatable boats; and the balance of sales consisted of monofilament products including cutting line and paperweaving and conductive fiber industrial products and other product lines.

Within Team Sports, sales over the past year have been as follows: approximately two-thirds of sales consisted of baseball, softball, football, basketball and lacrosse products; approximately one quarter of sales consisted of paintball products; and the balance of sales consisted of licensed merchandise and other product lines.

Within Action Sports, sales over the past year have been as follows: approximately two thirds of the sales consisted of ski and binding products; approximately one quarter of sales consisted of snowboard products; and the balance of sales consisted of in-line skates and other products lines.

Within Apparel and Footwear, sales over the past year have been as follows: approximately half of the sales consisted of technical apparel and accessories; approximately one third of sales consisted of skateboard shoes, apparel and accessories; and the balance of sales have come from adventure travel apparel and other product lines.

In order to improve efficiency, K2 reorganized the paintball business to operate more in line with how the components of the Team Sports segment operates with increased emphasis on the mass merchant and large sporting goods retailer distribution. Upon completion of the reorganization in the first quarter of 2006, K2 adjusted its segment reporting to include paintball products in the Team Sports segment versus the Action Sports segment where it was previously reported. The segment information for the 2005 period has been restated to reflect this reclassification.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 12- Segment Information (Continued)

The segment information presented below is for the three months ended September 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2006	2005	2006	2005	2006	2005
	(Millions)
Marine and Outdoor	$80.8	$79.1	$56.1	$44.4	$8.3	$9.9
Team Sports	64.5	63.0	—	—	(3.0)	(6.2)
Action Sports	149.5	146.0	5.9	3.4	33.1	26.2
Apparel and Footwear	62.1	52.3	1.2	1.1	5.8	6.5

Total segment data	$356.9	$340.4	$63.2	$48.9	44.2	36.4

Corporate expenses, net					(4.4)	(3.8)
Interest expense					(7.2)	(7.5)

Income before provision for income taxes					$32.6	$25.1

The segment information presented below is for the nine months ended September 30:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2006	2005	2006	2005	2006	2005
	(Millions)
Marine and Outdoor	$332.7	$321.9	$142.7	$114.3	$44.0	$46.0
Team Sports	293.5	260.5	0.1	0.1	14.3	2.8
Action Sports	243.2	254.9	11.6	8.4	11.8	4.8
Apparel and Footwear	136.7	122.8	3.5	2.0	4.4	10.3

Total segment data	$1,006.1	$960.1	$157.9	$124.8	74.5	63.9

Corporate expenses, net					(11.4)	(11.1)
Interest expense					(21.8)	(22.1)

Income before provision for income taxes					$41.3	$30.7

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At September 30, 2006 and December 31, 2005, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, results of operations or prospects.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 13 – Contingencies (Continued)

EIFS Litigation and Claims

From 1988 through 2000, K2, through a former division, manufactured and sold an exterior wall covering product for application by contractors on commercial and residential buildings, referred to as exterior insulated finish systems (“EIFS”). In June 2000, K2 sold the assets of this division to Tyco International (US) Inc. and affiliates, including any liabilities for EIFS manufactured and installed after the sale date. K2 has not been in this building products business since June 2000. Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of September 30, 2006, K2 continues to be a defendant or co-defendant in approximately 30 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 13 – Contingencies (Continued)

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 13 – Contingencies (Continued)

On May 19, 2005, K2 and Rawlings have filed a motion for new trial with respect to the 10-Year Lost Profits Verdict and a motion for judgment notwithstanding the verdict with respect to the Speculative Profits Verdict and the Tortious Interference Verdict. On July 27, 2005, the Missouri District (1) denied Rawlings’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict, (2) granted Rawlings’ motion for judgment notwithstanding the verdict with respect to the $2.1 million Speculative Profits Verdict and (3) denied K2’s motion for judgment notwithstanding the verdict for the $2.5 million Tortious Interference Verdict. Accordingly, there is currently a judgment against K2 and Rawlings for approximately $6.8 million, including post judgment interest.

K2 and Rawlings intend to vigorously prosecute an appeal. K2 believes, in part based on advice and estimates from outside counsel as follows: that certain portions of the Missouri District Court’s decision are not supported by facts or law; that there are meritorious arguments to be raised during the appeals process because of, among other things, a lack of evidence to support certain aspects of the verdict; and that K2’s aggregate exposure including attorney’s fees and costs of license is approximately $4.7 million. In connection with its appeal, K2 was required by Missouri law to post bond in the amount of approximately $6.8 million. In the event that K2 and Rawlings are unsuccessful in their appeal and the amount of the judgment, including the fees and costs of attorneys for the licensee, is greater than $4.7 million, or the outcome of a total liability greater than $4.7 million becomes probable and estimable, K2 will be required to record an expense in the period in which the matter is finalized. However, this expense could be higher if the appeals court rules in favor of the licensee for certain claims on which it is expected that licensee will appeal. The appeal for this case will be held in mid November 2006 in the United States Court of Appeals for the Eighth Circuit with a decision expected no later than June 2007.

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

On August 10, 2006, the Minnesota Court issued an order granting summary judgment of non-infringement to Miken Composites as to all of the accused softball bats, but held that Wilson’s patent was valid. Wilson appealed this decision on September 7, 2006. The appeal process for this case is expected to be concluded no later than June 2007.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 13 – Contingencies (Continued)

The outcome of this matter cannot be accurately predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson’s counterclaims, in the event that Miken does not prevail, it is expected that Wilson would seek to pursue K2 for alleged acts of infringement arising after the acquisition of Miken’s assets by K2. It is further expected that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats. In such event, K2 would, among other things, be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

	Three Months Ended September 30, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$239,800	$180,317	$(63,233)	$356,884
Cost of products sold	14	154,448	125,348	(60,636)	219,174

Gross profit	(14)	85,352	54,969	(2,597)	137,710
Selling expenses	142	44,410	17,097	—	61,649
General and administrative expenses	7,322	22,355	7,694	—	37,371

Operating income (loss)	(7,478)	18,587	30,178	(2,597)	38,690
Income in consolidated subsidiaries	35,393	—	—	(35,393)	—
Other income, net	(1)	(1,977)	851	—	(1,127)
Interest expense	6,398	1	864	—	7,263

Income (loss) before income taxes	21,518	20,563	28,463	(37,990)	32,554
Income taxes	—	6,357	4,679	—	11,036

Net income (loss)	$21,518	$14,206	$23,784	$(37,990)	$21,518

	Three Months Ended September 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$239,279	$149,996	$(48,923)	$340,352
Cost of products sold	—	158,602	105,391	(48,768)	215,225

Gross profit	—	80,677	44,605	(155)	125,127
Selling expenses	121	40,107	17,077	—	57,305
General and administrative expenses	8,536	19,125	8,148	—	35,809

Operating income (loss)	(8,657)	21,445	19,380	(155)	32,013
Income in consolidated subsidiaries	32,137	—	—	(32,137)	—
Other income, net	2	(909)	324	—	(583)
Interest expense	6,738	(480)	1,261	—	7,519

Income (loss) before income taxes	16,740	22,834	17,795	(32,292)	25,077
Income taxes	—	3,271	5,066	—	8,337

Net income (loss)	$16,740	$19,563	$12,729	$(32,292)	$16,740

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

	Nine Months Ended September 30, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$774,135	$389,817	$(157,855)	$1,006,097
Cost of products sold	14	514,838	290,019	(151,604)	653,267

Gross profit	(14)	259,297	99,798	(6,251)	352,830
Selling expenses	142	128,738	52,327	—	181,207
General and administrative expenses	23,247	64,673	23,227	—	111,147

Operating income (loss)	(23,403)	65,886	24,244	(6,251)	60,476
Income in consolidated subsidiaries	70,263	—	—	(70,263)	—
Other income, net	(16)	(2,559)	(87)	—	(2,662)
Interest expense	19,573	3	2,256	—	21,832

Income (loss) before income taxes	27,303	68,442	22,075	(76,514)	41,306
Income taxes	—	8,043	5,960	—	14,003

Net income (loss)	$27,303	$60,399	$16,115	$(76,514)	$27,303

	Nine Months Ended September 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$731,917	$352,993	$(124,842)	$960,068
Cost of products sold	—	492,721	262,132	(122,489)	632,364

Gross profit	—	239,196	90,861	(2,353)	327,704
Selling expenses	121	120,697	49,704	—	170,522
General and administrative expenses	24,798	58,684	23,330	—	106,812

Operating income (loss)	(24,919)	59,815	17,827	(2,353)	50,370
Income in consolidated subsidiaries	63,841	—	—	(63,841)	—
Other income, net	(819)	(1,473)	(129)	—	(2,421)
Interest expense	19,224	(323)	3,156	—	22,057

Income (loss) before income taxes	20,517	61,611	14,800	(66,194)	30,734
Income taxes	—	5,722	4,495	—	10,217

Net income (loss)	$20,517	$55,889	$10,305	$(66,194)	$20,517

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

	As of September 30, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$38	$1,333	$9,943	$—	$11,314
Accounts receivable, net	9,971	237,487	199,293	(83,504)	363,247
Inventories, net	—	253,453	140,055	—	393,508
Deferred income taxes	8,222	(3,048)	(970)	—	4,204
Prepaid expenses and other current assets	1,190	7,466	19,799	—	28,455

Total current assets	19,421	496,691	368,120	(83,504)	800,728
Property, plant and equipment	10,585	164,841	136,333	—	311,759
Less allowance for depreciation and amortization	1,931	110,166	58,931	—	171,028

	8,654	54,675	77,402	—	140,731
Advances to affiliates	31,917	420,538	76,045	(528,500)	—
Investment in subsidiaries	915,287	5,630	(27,673)	(893,244)	—
Intangible assets, net	227,574	10,313	5,815	—	243,702
Other	17,908	2,667	2,924	—	23,499

Total Assets	$1,220,761	$990,514	$502,633	$(1,505,248)	$1,208,660

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$39,019	$—	$39,019
Accounts payable	1,358	62,681	96,980	(83,504)	77,515
Accrued liabilities	57,547	69,082	49,828	—	176,457
Current portion of long-term debt	—	—	3,131	—	3,131

Total current liabilities	58,905	131,763	188,958	(83,504)	296,122
Long-term pension liabilities	20,381	—	6,377	—	26,758
Long-term debt	257,675	—	15,018	—	272,693
Deferred income taxes	21,286	(1,002)	1,002	—	21,286
Advances from affiliates	270,713	123,736	134,051	(528,500)	—
Convertible debentures	99,354	—	—	—	99,354
Interdivisional equity	—	736,017	157,227	(893,244)	—
Shareholders’ equity	492,447	—	—	—	492,447

Total Liabilities and Shareholders’ Equity	$1,220,761	$990,514	$502,633	$(1,505,248)	$1,208,660

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

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

September 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	Nine Months Ended September 30, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$27,303	$60,399	$16,115	$(76,514)	$27,303
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of assets	—	(3,259)	—	—	(3,259)
Depreciation and amortization	5,145	11,146	10,652	—	26,943
Non-cash share-based compensation charges	1,772	—	—	—	1,772
Deferred taxes	(4,139)	1,996	2,933	—	790
Changes in current assets and current liabilities	2,489	7,910	(25,158)	—	(14,759)

Net cash provided by (used in) operating activities	32,570	78,192	4,542	(76,514)	38,790
Investing Activities
Property, plant and equipment expenditures	(187)	(7,971)	(11,413)	—	(19,571)
Proceeds from the sale of property, plant and equipment	2,649	4,314	246	—	7,209
Purchase of businesses, net of cash acquired	—	(2,821)	(262)	—	(3,083)
Other items, net	5,776	15,340	(48,549)	25,127	(2,306)

Net cash provided by (used in) investing activities	8,238	8,862	(59,978)	25,127	(17,751)
Financing Activities
Borrowings under long-term debt	785,872	—	—	—	785,872
Payments under long-term debt	(823,483)	—	(196)	—	(823,679)
Net decrease in short-term bank loans	—	—	14,723	—	14,723
Proceeds received from exercise of stock options	1,308	—	—	—	1,308

Net cash used in financing activities	(36,303)	—	14,527	—	(21,776)
(Increase) decrease in investment in subsidiaries	(73,430)	(5,630)	27,673	51,387	—
Advances (to) from affiliates	66,388	(81,685)	15,297	—	—

Effects of foreign exchange rates on cash and cash equivalents	—	—	254	—	254
Net increase (decrease) in cash and cash equivalents	(2,537)	(261)	2,315	—	(483)
Cash and cash equivalents at beginning of year	2,575	1,594	7,628	—	11,797

Cash and cash equivalents at end of period	$38	$1,333	$9,943	$—	$11,314

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	Nine Months Ended September 30, 2005
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$20,517	$55,889	$10,305	$(66,194)	$20,517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,665	9,805	11,430	—	26,900
Non-cash share-based compensation charges	618	—	—	—	618
Deferred taxes	(3,845)	1,395	11,181	—	8,731
Changes in current assets and current liabilities	16,966	(38,840)	(29,031)	—	(50,905)

Net cash provided by (used in) operating activities	39,921	28,249	3,885	(66,194)	5,861
Investing Activities
Property, plant and equipment expenditures	(2,036)	(14,873)	(12,177)	—	(29,086)
Proceeds from the sale of property, plant and equipment	88	4,369	312	—	4,769
Purchase of businesses, net of cash acquired	(17,184)	—	—	—	(17,184)
Other items, net	40,744	203,093	6,214	(244,515)	5,536

Net cash provided by (used in) investing activities	21,612	192,589	(5,651)	(244,515)	(35,965)
Financing Activities
Borrowings under long-term debt	783,500	—	—	—	783,500
Payments under long-term debt	(755,095)	—	(5,096)	—	(760,191)
Net decrease in short-term bank loans	—	—	(1,316)	—	(1,316)
Proceeds received from exercise of stock options	475	—	—	—	475

Net cash provided by (used in) financing activities	28,880	—	(6,412)	—	22,468
(Increase) decrease in investment in subsidiaries	(310,709)	—	—	310,709	—
Advances (to) from affiliates	214,349	(214,812)	463	—	—

Effects of foreign exchange rates on cash and cash	—	—	(539)	—	(539)
equivalents					—
Net increase (decrease) in cash and cash equivalents	(5,947)	6,026	(8,254)	—	(8,175)
Cash and cash equivalents at beginning of year	3,167	5,098	17,368	—	25,633

Cash and cash equivalents at end of period	$(2,780)	$11,124	$9,114	$—	$17,458

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2006

NOTE 15- Related Party Transactions

In October 2003, K2 entered into a Reimbursement Agreement with its Chairman and Chief Executive Officer, Mr. Heckmann, for the reimbursement of expenses incurred by Mr. Heckmann in the operation of his private plane when used for K2 business. The Reimbursement Agreement is effective for expenses incurred by Mr. Heckmann for K2 business purposes since September 3, 2003. On July 6, 2004 the agreement was amended changing certain terms and conditions. K2 paid a total of approximately $106,000 and $262,000 during the three and nine months ended September 30, 2006, respectively, and $38,000 and $623,000 during the three and nine months ended September 30, 2005, respectively, pursuant to these agreements related to expenses incurred by Mr. Heckmann and other executive officers of K2.

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

Matters Affecting Comparability

Operating Segments. Under SFAS No. 131, K2 classifies its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear. The Marine and Outdoor segment includes fishing tackle and monofilament products as well as marine and outdoor products. The Team Sports segment includes baseball and softball products, licensed products and paintball products. The Action Sports segment includes skis, bindings, snowboards, snowshoes and in-line skates. The Apparel and Footwear segment includes skateboard shoes and related apparel, technical apparel and equipment, and outdoor and adventure travel apparel. In order to improve efficiency, K2 reorganized the paintball business to operate more in line with how the components of the Team Sports segment operates with increased emphasis on the mass merchant and large sporting goods retailer distribution. Upon completion of the reorganization in the first quarter of 2006, K2 has adjusted its segment reporting to include paintball products in the Team sports segment versus the Actions Sports segment where it was previously reported. All periods presented have been recasted to reflect these changes in the segments.

The Marine and Outdoor segment represented $332.7 million, or 33.0%, of K2’s 2006 nine months consolidated net sales; the Team Sports segment had net sales of $293.5 million, or 29.2% of 2006 nine months consolidated net sales; the Action Sports segment had net sales of $243.2 million, or 24.2% of 2006 nine months consolidated net sales; and the Apparel and Footwear segment had net sales of $136.7 million, or 13.6% of 2006 nine months consolidated net sales.

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

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Consolidated Condensed Statements of Income for the three and nine months ended September 30:

	For the three months ended September 30,				For the nine months ended September 30,
			Increase				Increase
	2006	2005	$	%	2006	2005	$	%
(In millions, except per share data)
Net sales	$356.9	$340.4	$16.5	4.8%	$1,006.1	$960.1	$46.0	4.8%
Gross profit	137.7	125.1	12.6	10.1%	352.8	327.7	25.1	7.7%
Operating income	38.7	32.0	6.7	20.9%	60.5	50.4	10.1	20.0%
Net income	21.5	16.7	4.8	28.7%	27.3	20.5	6.8	33.2%

Diluted earnings per share	$0.40	$0.32	$0.08	25.0%	$0.54	$0.42	$0.12	28.6%

Expressed as a percentage of net sales:
Gross margin (a)	38.6%	36.8%			35.1%	34.1%
Selling, general and administrative expense	27.7%	27.4%			29.1%	28.9%
Operating margin (b)	10.8%	9.4%			6.0%	5.2%

(a)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Condensed Statements of Income.

(b)	Operating Margin is defined as operating income divided by net sales as presented in the Consolidated Condensed Statements of Income.

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

Comparative Third Quarter Results of Operations

Net sales of K2 for the three months ended September 30, 2006 increased to $356.9 million as compared with $340.4 million for the 2005 comparable period. Net income for the third quarter of 2006 increased to $21.5 million, or $0.40 per diluted share, as compared to $16.7 million, or $0.32 per diluted share, in the third quarter of 2005.

Net Sales. In the Marine and Outdoor segment, net sales increased to $80.8 million in the 2006 third quarter as compared with $79.1 million in the prior year’s third quarter. The sales increase was largely due to increased sales of fishing kits and combos, Ugly Stik rods and immersion suits, partially offset by decreased sales of cutting line, military antennas, Hodgman waders and drywear.

Net sales of the Team Sports segment increased to $64.5 million for the 2006 third quarter as compared to $63.0 million in the prior year’s third quarter. The improvement was driven primarily by increased sales of K2 Licensed Products and paintball products, partially offset by Rawlings, Worth and Miken baseball and softball products.

In the Action Sports segment, net sales increased to $149.5 million in the 2006 third quarter as compared to $146.0 million in the prior year’s third quarter. The overall sales increase was due to increased sales of K2 skis and K2 and Ride snowboards, partly offset by a decrease in Völkl skis due to timing differences in shipments between the third and fourth quarters of 2006.

Net sales of the Apparel and Footwear segment increased to $62.1 million in the 2006 third quarter as compared to $52.3 million in the prior year’s third quarter. The increase was driven by growth in Marmot winter outerwear products.

K2’s international operations (operating locations outside of the United States) represented $116.7 million, or 32.7% of K2’s consolidated net sales for the three months ended September 30, 2006 as compared to $102.5 million, or 30.1% of K2’s consolidated net sales for the three months ended September 30, 2005. The increase in net sales from international operations was largely due to the increase in net sales of K2 skis and K2 and Ride snowboards in Europe and Canada partly offset by decreases in net sales of footwear, in-line skates in Europe and Völkl products due to timing differences in shipments between the third and fourth quarters of 2006.

Gross profit. Gross profits for the third quarter of 2006 increased 10.1% to $137.7 million, or 38.6% of net sales, as compared with $125.1 million, or 36.8% of net sales, in the 2005 third quarter. The improvement in gross profit for the quarter was mainly attributable to an increase in net sales in the Action Sports and Apparel and Footwear segments and an increase in gross profit as a percentage of sales in the Action Sports and Team Sports segments.

Costs and Expenses. Selling expenses for the 2006 third quarter were $61.6 million, or 17.3% of net sales, as compared with $57.3 million, or 16.8% of net sales, in the prior year’s third quarter. General and administrative expenses for the 2006 third quarter were $37.4 million, or 10.5% of net sales, as compared with $35.8 million, or 10.5% of net sales, in the prior year’s third quarter. The increase in selling expenses was attributable to higher selling expenses in the Marine and Outdoor, Action Sports and Apparel and Footwear segments. General and administrative expenses included an increase of $0.5 million in share-based compensation expense due to the adoption of SFAS No. 123R.

Operating Income. Operating income for the 2006 third quarter increased to $38.7 million, or 10.8% of net sales, as compared to operating income of $32.0 million, or 9.4% of net sales, for the 2005 third quarter. The increase in operating income was largely due to increased gross profit partly offset by higher selling, general and administrative expenses.

K2’s international operations (operating locations outside of the United States) had operating income of $25.8 million for the three months ended September 30, 2006 as compared with $20.0 million of operating income in the year ago quarter. The increase in operating income from international operations resulted largely from an increase in net sales from international operations.

Interest Expense. Interest expense was $7.3 million in the 2006 third quarter as compared to $7.5 million in the year-earlier period. The decrease in interest expense for 2006 was primarily attributable to lower average borrowing levels during the 2006 third quarter as compared to 2005. Borrowings decreased as a result of improved profitability and cash flow from operations.

Other Income. Other income for the third quarter of 2006 was $1.1 million compared to $0.6 million in the prior year’s third quarter. The increase in other income was primarily due to a $1.8 million gain on the sale of stock received in a customer bankruptcy settlement.

Income Taxes. During the 2006 third quarter, the effective income tax rate was 33.9% as compared to 33.2% during the 2005 third quarter. The increase in the effective tax rate was primarily attributable to an estimated greater percentage of income being taxed in relatively higher tax jurisdictions during 2006 than during 2005.

Comparative Nine-Month Results of Operations

Net sales of K2 for the nine months ended September 30, 2006 increased to $1,006.1 million as compared with $960.1 million for the 2005 comparable period. Net income for the first nine months of 2006 increased to $27.3 million, or $0.54 per diluted share, as compared to $20.5 million, or $0.42 per diluted share, for the first nine months of 2005.

Net Sales. In the Marine and Outdoor segment, net sales increased to $332.7 million for the first nine months of 2006 as compared with $321.9 million in the prior year’s first nine months. The sales increase was primarily due to increased sales of fishing kits and combos, immersion suits and Hodgman waders (acquired in the second quarter of 2005), partially offset by decreased sales of drywear, ski vests and military antennas.

Net sales of the Team Sports segment improved to $293.5 million for the first nine months of 2006 as compared to $260.5 million in the prior year’s first nine months. The improvement was driven primarily by increased sales of Rawlings and Miken baseball and softball products, Rawlings apparel, K2 Licensed Products and paintball products.

In the Action Sports segment, net sales were $243.2 million in the first nine months of 2006 as compared to $254.9 million in the prior year’s first nine months. The overall sales decline was largely due to lower sales of bikes and in-line skates. In addition, due to customer driven delivery dates, there are timing differences in shipments of Völkl skis between the third and fourth quarters of 2006. In September 2005, K2 discontinued selling bikes and entered into a license agreement with a third party to manufacture and distribute bikes under the K2 brand.

Net sales of the Apparel and Footwear segment increased to $136.7 million for the first nine months of 2006 as compared to $122.8 million in the prior year’s first nine months. The increase was driven by growth in Marmot winter outerwear products and skateboard shoes.

K2’s international operations (operating locations outside of the United States) represented $235.3 million, or 23.4% of K2’s consolidated net sales for the nine months ended September 30, 2006 as compared to $232.3 million, or 24.2% of K2’s consolidated net sales for the nine months ended September 30, 2005. The increase in net sales from international operations was largely due to the increase in net sales of K2 skis and K2 and Ride snowboard in Europe and Canada, partly offset by decreases in net sales of footwear, in-line skates in Europe and the timing of shipments related to Völkl and Marker products.

Gross profit. Gross profits for the first nine months of 2006 increased 7.7% to $352.8 million, or 35.1% of net sales, as compared with $327.7 million, or 34.1% of net sales, in the first nine months of 2005. The improvement in gross profit dollars for the first nine months was attributable to the increase in sales volume and an increase in gross profit as a percentage of net sales in the Action Sports segment.

Costs and Expenses. Selling expenses for the first nine months of 2006 were $181.2 million, or 18.0% of net sales, as compared with $170.5 million, or 17.8% of net sales, in the prior year’s first nine months. General and administrative expenses for the first nine months of 2006 were $111.1 million, or 11.0% of net sales, as compared with $106.8 million, or 11.1% of net sales, in the prior year’s first nine months. The increase in selling expenses and general and administrative expenses was mainly attributable to the increase in sales volume for the nine months as compared to the prior year. General and administrative expenses included an increase of $1.2 million in share-based compensation expense due to the adoption of SFAS No. 123R and $0.5 million in severance charges related to the closing of a bat manufacturing facility in Tennessee offset by a $1.5 million gain on the sale of such bat manufacturing facility.

Operating Income. Operating income for the first nine months of 2006 increased to $60.5 million, or 6.0% of net sales, as compared to operating income of $50.4 million, or 5.2% of net sales, for the first nine months of 2005. The increase in operating income was due to increased sales volume and gross profit as a percentage of sales partially offset by an increase in selling expenses and general and administrative expenses during the first nine months of 2006.

K2’s international operations (operating locations outside of the United States) had operating income of $16.4 million for the nine months ended September 30, 2006 as compared with $15.9 million of operating income for the first nine months of 2005. The increase in operating income from international operations was largely attributable to the increase in net sales from international operations.

Interest Expense. Interest expense decreased to $21.8 million for the first nine months of 2006 as compared to $22.1 million in the year-earlier period. The decrease in interest expense was primarily due to lower average borrowing levels during the first nine months of 2006 as compared to the first nine months of 2005 offset by higher average interest rates during 2006 as compared to 2005. Borrowings decreased as a result of improved profitability and cash flow from operations.

Income Taxes. During the first nine months of 2006, the effective income tax rate was 33.9% as compared to 33.2% during the first nine months of 2005. The increase in the effective tax rate was primarily attributable to an estimated greater percentage of income being taxed in relatively higher tax jurisdictions during 2006 than during 2005.

Liquidity and Capital Resources

Cash Flow Activity

K2’s operating activities provided $38.8 million of cash in the current year’s nine months as compared to $5.9 million in the 2005 nine months. The increase in cash from operations during 2006 was largely attributable to the increase in inventory of $31.6 million in 2006 compared to an increase in inventory of $45.3 million in 2005 and an increase in accounts payable and other liabilities of $3.2 million in 2006 compared to a decrease of $27.9 million in 2005.

Net cash used in investing activities was $17.8 million in the current year’s nine months, as compared to $36.0 million of cash used in investing activities in the prior year. The decrease in cash used in investing activities during 2006 was mainly attributable to a $14.1 million decrease in cash used for the purchase of businesses and a $9.5 million decrease in cash used in the purchase of property, plant and equipment in the first nine months of 2006 as compared to 2005.

Net cash used in financing activities was $21.8 million in the current year’s nine months as compared with $22.5 million of cash provided for by financing activities in the prior year period. The increase in cash used in financing activities during 2006 was due to the repayment of long-term debt.

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

At September 30, 2006, there was $57.7 million of borrowings outstanding under the Facility, $10.1 million of outstanding letter of credit issuances (consisting of $8.2 million of standby letters of credit and $1.9 million of trade letters of credit which expire over the next 12 months) and $164.3 million of available borrowing capacity. At September 30, 2006, K2 also had outstanding $25 million of 7.25% convertible subordinated debentures due March 2010 (subsequently converted into K2 common stock. See Note 8 to Notes of Consolidated Condensed Financial Statements), $75 million of 5.00% convertible senior debentures due June 2010 and $200 million of 7.375% senior notes due July 2014. At September 30, 2006, K2 had $57.2 million outstanding under various foreign lending arrangements.

K2 believes that the credit available under the Facility, together with cash flow from operations, will be sufficient for K2’s business needs through September 30, 2007. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Facility. In addition, K2’s $200 million senior notes and $25 million convertible subordinated debentures place limitations on the incurrence of indebtedness by K2.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at September 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt (1)	$375,824	$3,132	$5,688	$159,199	$207,805
Operating leases (2)	78,092	17,943	23,297	15,268	21,584
Licensing arrangements (3)	9,433	3,835	4,347	726	525
Endorsement and sponsorship arrangements (4)	9,565	5,937	3,437	191	—
Pension contributions (5)	130	130	—	—	—

Total contractual cash obligations	$473,044	$30,977	$36,769	$175,384	$229,914

(1)	Includes principal payments contractually outstanding under K2’s lending arrangements. See Note 8 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s long-term debt obligations.

(2)	In the ordinary course of business, K2 enters into operating leases for the use of buildings, machinery and equipment. These amounts represent the contractual minimum payments due under these agreements.

(3)	In the ordinary course of business, K2 enters into licensing arrangements whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(4)	In the ordinary course of business, K2 enters into endorsement and sponsorship contracts with athletes whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.

(5)	These amounts include estimated contributions for K2’s pension plans. See Note 9 to Notes to Consolidated Condensed Financial Statements, for additional information on K2’s pension plans.

In addition to the amounts listed in the above table, K2 also has interest payment and fee obligations related to the long-term debt as follows at September 30, 2006 (see also Note 8 to Notes of Consolidated Condensed Financial Statements):

•	Outstanding borrowings of $57.7 million under its $250 million secured bank revolving credit line due February 21, 2011 with interest payments due at LIBOR plus 1.125% or at the prime rate and a commitment fee of 0.25% on the unused portion.

•	$75 million convertible debentures, due June 15, 2010 with semi-annual interest payable at 5.00%.

•	$25 million convertible subordinated debentures, due March 3, 2010 with quarterly interest payable at 7.25%.

•	$200 million senior notes, due July 1, 2014 with semi-annual interest payable at 7.375%.

•	Outstanding long-term debt of $57.2 million under various foreign lending arrangements. Interest rates on these borrowings range from approximately 1% to 7.75%.

Off-Balance Sheet Arrangements

K2 did not enter into any off-balance sheet arrangements during 2006 or 2005, nor did K2 have any off-balance sheet arrangements outstanding at September 30, 2006 or December 31, 2005.

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

K2 determined there were no indicators of impairment of long-lived assets as of September 30, 2006. However, future indicators or impairment tests of intangible assets with finite lives could result in a charge to earnings. K2 will continue to evaluate intangible assets on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

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

For 2006, domestic plan pension expense is estimated to be approximately $1.1 million, an increase of $0.4 million from the 2005 year. This increase in expense is attributable to the following: a $0.3 million increase in expense due to worse than expected asset returns during 2005; a $0.2 million increase in expense due to a change in expected return on asset for 2006 from 8.25% to 7.75%; a $0.2 million increase for lower expected contributions in 2006; and a $0.1 million increase due to a change in discount rate from 5.75% to 5.67%, all of which are expected to be offset by a $0.4 million decrease due to demographic and miscellaneous changes. K2 estimates a required cash contribution of approximately $61,000 to the plans in 2006. For the nine months ended September 30, 2006 K2 made contributions totaling approximately $60,000 to the domestic plan.

For 2006, pension expense related to the foreign plans is estimated to be approximately $0.7 million, which is consistent with the 2005 year. K2 estimates a required cash contribution of approximately $1.2 million to the foreign plans in 2006. During the nine months ended September 30, 2006, K2 made contributions totaling approximately $1.1 million to the foreign plans.

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

Foreign Currency

K2 is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates can have on the reported results in the consolidated financial statements due to the translation of the operating results and financial position of K2’s international subsidiaries. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over annual time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At September 30, 2006, K2 had foreign exchange contracts with maturities of within fifteen months to exchange various foreign currencies to dollars in the aggregate amount of $41.2 million.

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

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at quarter end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected fourth quarter 2006 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increase materials costs would likely be partially offset by a positive impact on revenues due to K2’s sales internationally and the conversion of those international sales to U.S. dollars.

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

As of September 30, 2006, K2 had $300 million in principal amount of fixed rate debt represented by the convertible debentures and senior notes and $114.8 million of variable rate debt represented by borrowings under the revolving credit facilities and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of September 30, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.1 million on an annual basis. At September 30, 2006, up to $164.3 million of variable rate borrowings were available under K2’s $250 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. As of September 30, 2006, K2 had no such derivative financial instruments outstanding.

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

While product innovation is a highly important factor and many of K2’s innovations have been patented, K2 does not believe the loss of any one patent would have a material effect on its business, financial position, results of operations or prospects. Certain of its brand names, such as Rawlings, Miken, Worth, Shakespeare, Ugly Stik, Pflueger, Stearns, Sospenders, Hodgman, Mad Dog, K2, Völkl, Marker, Madshus, Marmot, Ex Officio, Ride, Morrow, 5150, Tubbs, Atlas, Brass Eagle, Viewloader, JT, Worr Games and Adio are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Rawlings®, Worth®, Miken®, deBeer®, Gait ™, Ten™, Hilton®, Shakespeare®, Pflueger®, Ugly Stik®, All Star™, Xtools®, Brass Eagle®, Viewloader®, Autococker®, Stearns®, Sospenders®, Mad Dog®, Hodgman®, K2®, Völkl ®, Line®, Marker®, Madshus®, Ride®, Morrow®, 5150®, Marmot®, Ex Officio®, Planet Earth®, Adio®, Holden™, Tubbs®, Atlas®, Little Bear®, JT® and Worr Games® are protected trademarks or registered trademarks of K2 or its subsidiaries in the United States and other countries worldwide. Buzz Off® is a registered trademark owned by Buzz Off Insect Shield, LLC and Karhu® is a registered trademark owned by Karhu Sporting Goods Oy.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At September 30, 2006 and December 31, 2005, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, results of operations or prospects.

EIFS Litigation and Claims

From 1988 through 2000, K2, through a former division, manufactured and sold an exterior wall covering product for application by contractors on commercial and residential buildings, referred to as exterior insulated finish systems (“EIFS”). In June 2000, K2 sold the assets of this division to Tyco International (US) Inc. and affiliates, including any liabilities for EIFS manufactured and installed after the sale date. K2 has not been in this building products business since June 2000. Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of September 30, 2006, K2 continues to be a defendant or co-defendant in approximately 30 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

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

On May 19, 2005, K2 and Rawlings have filed a motion for new trial with respect to the 10-Year Lost Profits Verdict and a motion for judgment notwithstanding the verdict with respect to the Speculative Profits Verdict and the Tortious Interference Verdict. On July 27, 2005, the Missouri District (1) denied Rawlings’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict, (2) granted Rawlings’ motion for judgment notwithstanding the verdict with respect to the $2.1 million Speculative Profits Verdict and (3) denied K2’s motion for judgment notwithstanding the verdict for the $2.5 million Tortious Interference Verdict. Accordingly, there is currently a judgment against K2 and Rawlings for approximately $6.8 million, including post judgment interest.

K2 and Rawlings intend to vigorously prosecute an appeal. K2 believes, in part based on advice and estimates from outside counsel as follows: that certain portions of the Missouri District Court’s decision are not supported by facts or law; that there are meritorious arguments to be raised during the appeals process because of, among other things, a lack of evidence to support certain aspects of the verdict; and that K2’s aggregate exposure including attorney’s fees and costs of license is approximately $4.7 million. In connection with its appeal, K2 was required by Missouri law to post bond in the amount of approximately $6.8 million. In the event that K2 and Rawlings are unsuccessful in their appeal and the amount of the judgment, including the fees and costs of attorneys for the licensee, is greater than $4.7 million, or the outcome of a total liability greater than $4.7 million becomes probable and estimable, K2 will be required to record an expense in the period in which the matter is finalized. However, this expense could be higher if the appeals court rules in favor of the licensee for certain claims on which it is expected that licensee will appeal. The appeal for this case will be held in mid November 2006 in the United States Court of Appeals for the Eighth Circuit with a decision expected no later than June 2007.

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

On August 10, 2006, the Minnesota Court issued an order granting summary judgment of non-infringement to Miken Composites as to all of the accused softball bats, but held that Wilson’s patent was valid. Wilson appealed this decision on September 7, 2006, and the appeal process is expected to be concluded no later than June 2007.

The outcome of this matter cannot be accurately predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson’s counterclaims, in the event that Miken does not prevail, it is expected that Wilson would seek to pursue K2 for alleged acts of infringement arising after the acquisition of Miken’s assets by K2. It is further expected, that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats. In such event, K2 would, among other things, be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which Item 1A is hereby incorporated by reference.

ITEM 6.	Exhibits

10.1	K2 Inc. 2006 Long-Term Incentive Plan, as amended August 15, 2006, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2006, and incorporated herein by reference.

10.2	Conversion Agreement by and among K2 and CS Securities (USA) LLC (f/k/a Credit Suisse First Boston LLC), entered into as of November 1, 2006, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 7, 2006, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Operating Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC. (registrant)

Date: November 8, 2006	/s/ THOMAS R. HILLEBRANDT
Thomas R. Hillebrandt Corporate Controller (Chief Accounting Officer)