Form 10-K
period 2006-12-31
K2 INC
filed 2007-03-16
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File No. 1-4290

K2 INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2077125
(State of Incorporation)	(I.R.S. Employer Identification No.)

5818 El Camino Real Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (760) 494-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	New York Stock Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock of the registrants held by nonaffiliates was approximately $514,958,950 based on the closing price of such voting stock on June 30, 2006, of $10.94.

At February 28, 2007 there were 49,414,461 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, to be filed within 120 days after K2’s fiscal year end of December 31, 2006, for its Annual Meeting of Shareholders to be held May 10, 2007 are incorporated by reference in Part III.

K2 INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS:

General

K2 Inc. is a premier, branded consumer products company with a portfolio of leading brands including Shakespeare, Pflueger, Penn, Stearns, Sevylor, Sospenders and Hodgman in the Marine and Outdoor segment; Rawlings, Worth, Miken and Brass Eagle in the Team Sports segment; K2, Völkl, Marker and Ride in the Action Sports segment; and Adio, Marmot and Ex Officio in the Apparel and Footwear segment. K2’s diversified mix of products is used primarily in team and individual sports activities such as fishing, water sports, baseball, softball, alpine and nordic skiing, snowboarding and in-line skating. Among K2’s other branded products are Tubbs, Atlas and Little Bear snowshoes, Madshus nordic skis, JT and Worr Games paintball products and Planet Earth apparel. Founded in 1946, K2’s annual sales have grown to $1.4 billion in 2006 annual sales through a combination of internal growth and strategic acquisitions. For financial information regarding K2’s segments and geographic areas, see Note 13-Segment Data of Notes to Consolidated Financial Statements.

K2 has expanded its presence in several sporting goods markets in the U.S., Europe and Japan, including skateboard shoes, fishing tackle reels and kits and combos, outdoor marine accessories, hunting accessories, outdoor apparel, ski accessories, paintball products, baseball and softball bats and All-Terrain Vehicle (“ATV”) accessories. Management believes its products have benefited from the brand strength, reputation, distribution, and the market share positions of other K2 products, several of which are now among the top brands in their respective markets. K2’s product portfolio contains some of the most widely recognized brands in their respective market segments. K2 believes it has leading market positions with many of its branded products based on revenue or unit sales as follows:

Product	Brand	Ranking
Alpine skis	K2 and Völkl	#1
Alpine ski bindings	Marker	#1
Snowboards	K2, Ride, Liquid, Morrow and 5150	#2
Snowboard bindings	K2, Ride, Liquid, Morrow and 5150	#2
Snowshoes	Tubbs, Atlas and Little Bear	#1
Paintball products	Brass Eagle, JT, Autococker, Viewloader and Worr Games	#1
Baseballs and gloves	Rawlings	#1
Softballs	Worth	#1
Fishing kits and combos	Shakespeare	#1
Fishing rods	Shakespeare, Ugly Stik and All-Star	#1
Personal floatation devices	Stearns and Sospenders	#1

In order to implement its strategy for growth, K2 has embarked upon a program to leverage its existing operations and to complement and diversify its product offerings within the sporting goods and recreational products markets. K2 intends to implement its internal growth strategy by continuing to improve operating efficiencies, extending its product offerings through new product launches and maximizing its extensive distribution channels. In addition, K2 seeks strategic acquisitions of other sporting goods companies with well-established brands and with complementary distribution channels. K2 believes that the growing influence of large format sporting goods retailers and retailer buying groups, as well as the consolidation of certain sporting goods retailers worldwide, is leading to a consolidation of sporting goods suppliers. K2 also believes that the most successful sporting goods suppliers will be those with greater financial and other resources, including those with the ability to produce or source high-quality, low cost products and deliver these products on a timely basis, to invest in product development projects and to access distribution channels with a broad array of products and brands. In addition, as the influence of large sporting goods retailers grows, K2 believes these retailers will prefer to rely on fewer and larger sporting goods suppliers to help them reduce costs, manage the supply of products and the allocation of shelf space.

K2’s common stock was first offered to the public in 1959 and is currently traded on the New York Stock Exchange (symbol: KTO).

2007 Acquisitions

On January 2, 2007, K2 completed the acquisition of CMC, a business engaged in the design, selling and distribution of paintball products. The transaction consideration consisted of cash. The CMC business has been renamed JT Europe and will be included in K2’s Team Sports segment.

On January 16, 2007, K2 completed the acquisition of Penn International, LLC, a business engaged in the design, manufacturing, selling and distribution of sport fishing reels, rods, combos and related accessories. The transaction consideration consisted of cash, and certain holdbacks to be paid in cash or stock at K2’s option. The Penn business will be included in K2’s Marine and Outdoor segment.

2006 Acquisitions

On April 3, 2006, K2 completed the acquisition of substantially all of the assets of Xtools, LLC, a business engaged in the design, selling and distribution of fishing accessories. The transaction consideration consisted of cash. Xtools, LLC is included in K2’s Marine and Outdoor segment.

On May 31, 2006, K2 completed the acquisition of substantially all of the assets of TrakSports USA Inc., a business engaged in the design, selling and distribution of nordic skis. The transaction consideration consisted of cash. TrakSports USA Inc. is included in K2’s Action Sports segment.

On December 11, 2006, through the purchase of assets and stock of certain subsidiaries, K2 completed the acquisition of substantially all of the assets of Sevylor, Inc., a business engaged in the design, manufacturing, selling and distribution of inflatable water sports products (including all of the equity interests of two foreign subsidiaries). The transaction consideration consisted of cash. The Sevylor business is included in K2’s Marine and Outdoor segment.

2005 Acquisitions

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

For further discussion of K2’s acquisition activities see Note 2-Acquisitions of Notes to Consolidated Financial Statements.

Segment Information

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

Marine and Outdoor

Net sales for the Marine and Outdoor segment were $407.6 million in 2006, $392.2 million in 2005 and $336.9 million in 2004. The following table lists K2’s principal Marine and Outdoor products and the brand names under which they are sold.

Product	Brand Name
Fishing rods, reels and fishing kits and combos	Shakespeare, Ugly Stik, JRC, All-Star, Xtools, Pflueger and Penn
Active water and outdoor sports product	Stearns, Sevylor, Mad Dog, Hodgman and Sospenders
Monofilament line	Shakespeare
Marine and military radio antennas	Shakespeare

Fishing rods, reels and fishing kits and combos.    K2 sells fishing rods, reels and fishing kits and combos throughout the world. K2 believes Shakespeare’s Ugly Stik models have been the best selling fishing rods in the U.S. for over 20 years. The success of these fishing rods has allowed K2 to establish a strong position with retailers and mass merchandisers, thereby increasing sales of new rods, reels and kits and combos and allowing K2 to introduce new products such as the expansion of its Pflueger product line and licensed children’s kits and combos. Penn is a leading product line and brand that is principally focused on rods, reels and combos for salt water fishing. K2’s rods, reels and kits and combos are manufactured principally in China. Shakespeare products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the U.S., Europe and Australia and through independent and K2-owned distributors in Europe and Australia. With the acquisition of the Penn brand of rods, reels and kits and combos beginning in January 2007, K2 believes it is better positioned to compete in the salt water fishing tackle market.

Active water and outdoor sports products.    K2 sells Stearns and Sospenders flotation vests, jackets and suits (“personal flotation devices”), cold water immersion products, wet suits, Hodgman waders, outdoor products, rainwear and inflatable and towable water products and Mad Dog hunting and ATV accessories in the U.S. and in certain foreign countries. In the U.S., occupants of boats are required by law either to wear or have available personal flotation devices meeting U.S. Coast Guard standards. Stearns and Sospenders personal flotation devices are manufactured to meet these standards and are subject to rigorous testing for certification by Underwriters Laboratories, an independent, not-for-profit product-safety testing and certifying organization. Sevylor is a market leader in innovative inflatable towables, boats, kayaks and related products. K2 manufactures most of its personal flotation devices in the U.S., manufactures certain components and inflatable products in China and sources its other products from Asia. Stearns, Sospenders, Hodgman, Mad Dog and Sevylor products are sold principally through an in-house sales department and independent sales representatives to mass merchandisers, specialty shops and chain stores and to the off-shore oil industry, commercial fishermen and other commercial users through independent sales representatives.

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

During 2006, one customer accounted for more than 10% of the net sales of the Marine and Outdoor segment. The loss of this customer could have a material adverse affect on the Marine and Outdoor segment.

Action Sports

Net sales for Action Sports products were $421.4 million in 2006, $400.2 million in 2005 and $396.2 million in 2004. The following table lists K2’s principal Action Sports products and the brand names under which they are sold.

Product	Brand Name
Alpine skis	K2, Völkl, Karhu and Line
Alpine ski bindings	Marker
Snowboards and accessories	K2, Ride, Morrow, 5150 and Liquid
Snowshoes and accessories	Tubbs, Atlas and Little Bear
In-line skates	K2
Nordic skis	Madshus and Karhu

Alpine and nordic skis and bindings.    K2 sells its alpine skis under the names K2, Völkl and Line, and its alpine ski bindings under the name Marker in the three major ski markets of the world—the U.S., Europe and Japan. K2 believes that participation rates for alpine skiing have been relatively flat in Europe and the U.S., but have been declining in Japan over the last several years. K2 believes that industry retail sales have in general mirrored these participation trends in the worldwide market during the same period. K2 believes that participation rates, together with the impact of the weather conditions, the high cost of skiing, the opportunity to participate in alternative activities such as snowboarding, the increased use of rental or demo skis and general economic conditions all have an impact on retail sales of alpine ski equipment. K2 skis, however, have benefited from their increasing popularity among retail purchasers, resulting from growing market acceptance of K2’s women’s ski line, free style and touring ski lines, positioning at popular price points and from attractive graphics and creative marketing. Völkl has benefited, principally in the U.S. and Europe, from its positioning as a premium-priced, highly innovative producer of well-engineered, high quality skis with a well-respected race program. Each brand is also benefiting from exclusive integrated bindings and systems developed exclusively with Marker bindings. K2 sells Nordic skis and boots under the Madshus name, which has been in existence since 1906. K2 also sells Nordic skis and Telemark skis and bindings under the Karhu name, which has been in existence since 1913.

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

In-line skates.    K2 introduced its K2 soft boot in-line skates in 1994. The market for in-line skates was declining for the past several years. Beginning in 2006, the market decline has stabilized and has started to trend slightly upward.

K2’s in-line skates target the enthusiast and are priced at the mid to upper end of the industry’s price points. K2 skates are attractive and of high quality and have innovative features such as a soft mesh and leather upper designed for improved comfort, with a rigid plastic cuff for support. K2’s in-line skates incorporate several innovations, including K2’s soft boot in-line skate with no laces. The patented product line is designed for performance as well as superior comfort and support. K2 also sells women’s-specific in-line skates and adjustable-size, soft boot skates for children.

K2 in-line skates are manufactured to its specifications and are primarily assembled by a third party vendor in China. They are sold to specialty retail shops and sporting goods chains in the U.S. by independent sales representatives and in Europe and Japan through independent and K2-owned distributors.

Team Sports

Net sales for Team Sports products were $383.4 million in 2006, $347.5 million in 2005 and $356.9 million in 2004. The following table lists K2’s principal Team Sports products and the brand names under which they are sold.

Product	Brand Name
Baseballs, softballs, bats, gloves, softballs and accessories	Rawlings, Worth and Miken
Basketballs, footballs, soccer balls, volleyballs, team sports apparel and accessories	Rawlings
Lacrosse	deBeer and Gait by deBeer
Paintball markers, paintballs and accessories	Brass Eagle, Viewloader, JT, Worr Games and Autococker

Baseball and softball.    K2 believes that Rawlings is a leading supplier of baseball equipment in North America and, through its licensee, in Japan. Rawlings’ products in this area include baseball gloves, baseballs, softballs, batters’ helmets, catchers’ and umpires’ protective equipment, aluminum, composite and wood baseball bats, batters’ gloves and accessories. Rawlings is a major supplier to professional, collegiate, interscholastic and amateur organizations worldwide and is also the official baseball supplier to Major League Baseball (“MLB”), Minor League Baseball and National Collegiate Athletic Association (“NCAA”), as well as the official helmet supplier to MLB. In addition, Rawlings’ products are endorsed by college coaches, sports organizations and numerous athletes, including more than 275 MLB players. 2007 is the 50th anniversary of the Rawlings Gold

Glove Award, which was established to recognize the best defensive players at each position in baseball, and K2 plans a series of events to commemorate the golden anniversary including the selection of the very best players since the award’s inception in 1957. Rawlings products are manufactured principally in Asia and Costa Rica. Rawlings’ marketing efforts are supported by endorsements from several major professional athletes, including Álex Rodríguez, Derek Jeter, Albert Pujols and Michael Vick.

Worth and Miken are leading suppliers of softball products with market leading positions in collegiate and amateur slow pitch and fast pitch softball. Worth products are widely used in NCAA Division I fast pitch softball programs. Worth is the official softball of all Canadian major softball associations and the official softball and softball bat of the U.S. Specialty Sports Association. Worth and Miken products include aluminum, exterior shell technology and 100% composite softball bats, softballs, softball gloves and miscellaneous accessories. Worth products are manufactured principally in China, and Miken products are manufactured principally in the U.S.

Rawlings, Worth and Miken products are sold directly by K2 and through independent sales representatives to mass merchandisers and sporting goods retailers in the U.S. as well as through independent distributors in Europe and Japan.

Basketball, football, soccer and volleyball. Rawlings sells 30 different models of basketballs, including full-grain, composite and synthetic leather and rubber basketballs for men and women in both the youth and adult markets. Rawlings is the official supplier of basketballs to the NCAA and the National Junior College Athletic Association Championships. Worth is the official softball of the National Collegiate Athletic Association. Rawlings sells stock and custom team uniforms for baseball, football and basketball.

Team sports apparel.    Rawlings has been selling team uniforms for approximately 100 years. Rawlings believes it has growth opportunities in its current team apparel business.

Souvenir and promotional products.    K2 Licensed Products manufactures and markets souvenir and promotional products to national and regional retailers; professional sports franchises and concessionaires across the nation; and entertainment destinations such as theme parks, resorts and restaurants. The company currently holds several sports licenses including MLB, the National Football League, over 100 NCAA colleges and universities and various entertainment properties.

Paintball products.    JT Sports (previously Brass Eagle) designs and distributes throughout the world a full line of paintball markers with a variety of performance characteristics. There are three primary classifications of paintball markers: pump action, semi-automatic and ultra high performance paintball markers. JT Sports currently offers all three types of paintball markers under its Brass Eagle, JT, Worr Games Products, Autococker and Viewloader brand names to the mass merchant, sporting goods and specialty markets, as appropriate. To assist in its marketing efforts, JT and Worr Games Products sponsor key professional paintball teams. Paintball markers are generally sourced by JT Sports in Asia from third party suppliers, while the ultra high performance markers, such as the Autococker brand, are machined and assembled at the Worr Games Products facility in Carlsbad, California. Brass Eagle, JT, Worr Games and Viewloader products are sold directly by JT Sports and through independent sales representatives to mass merchandisers, sporting goods retailers and to specialty shops and paintball venues in North America, as well as through independent distributors in Europe, and to other customers around the world. During 2005 the paintball market experienced a significant decline, which resulted in a significant decline in sales of paintball products, but the market has leveled off in 2006.

Paintballs are made of a gelatinous material. The paint is non-toxic, biodegradable and washable. Paintballs are manufactured using an encapsulation process principally in JT Sports’ manufacturing facilities in the U.S., requiring special equipment and certain technical knowledge. JT Sports sells its paintballs in multiple colors and packages.

JT Sports markets a broad product line of paintball accessories complementary to its paintball markers and paintballs. These accessory products include goggle systems, paintball loaders, cleaning squeegees and refillable

CO2 tanks. Goggle systems, a requirement for safe paintball play, are a primary component of JT Sports’ accessory product line. The goggle systems are designed to provide full face, eye and ear protection.

During 2006, one customer accounted for more than 10% of the net sales of the Team Sports segment. The loss of this customer could have a material adverse affect on the Team Sports segment.

Apparel and Footwear

Net sales for Apparel and Footwear products were $182.3 million in 2006, $173.7 million in 2005 and $110.7 million in 2004. The following table lists K2’s principal Apparel and Footwear products and the brand names under which they are sold.

Product	Brand Name
Technical apparel and equipment	Marmot
Outdoor and adventure travel apparel	Ex Officio
Skateboard shoes	Adio
Skateboard apparel	Adio and Planet Earth
Snowboard apparel	Planet Earth, Holden and Ride
Ski apparel	Marker, Völkl and K2

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

Ex Officio.    Ex Officio is a leader in the design, manufacture, sale and distribution of men and women’s apparel for the outdoor and adventure travel apparel for men and women. Ex Officio’s products are characterized by technical features, performance fabrics, and outdoor styles, and are used in a variety of activities including fishing, kayaking, trekking, exploring, and other leisure activities. Ex Officio products include an Environmental Protection Agency approved line of insect-repellent clothing, which is sold in conjunction with Buzz Off brand insect repellent under a licensing agreement. Ex Officio products are sold to specialty sporting goods chains in the U.S. by independent sales representatives and in Europe and elsewhere through independent distributors. Ex Officio products are also sold via the internet and retail stores in the Seattle area. Ex Officio products are manufactured to its detailed specifications by third-party vendors in Asia.

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

Manufacturing, Foreign Sourcing and Raw Materials

K2 believes that, for the products within its core categories, it is of strategic importance for it to develop the capability to source and manufacture high-quality, low cost products. As a result, K2 currently manufactures products in the People’s Republic of China, including most of its Shakespeare and Pflueger fishing rods, reels and kits and combos, snowboards, skis, shells for personal flotation devices, inflatable boats and related products, bats, batting helmets and certain marine antennas. K2 manufactures Völkl skis and Marker bindings in Europe. Additionally, K2 currently purchases in-line skates, baseball gloves, paintball markers and other products in accordance with K2 specifications from a few vendors in China. Certain other products are sourced from various vendors in Asia, Latin America and Europe. The remaining products are manufactured by K2 in the United States and Costa Rica.

K2 has not experienced any substantial difficulty in obtaining raw materials, parts or finished goods inventory for its businesses, although the cost of certain raw materials has fluctuated. Certain components and finished products, however, are manufactured or assembled abroad and therefore could be subject to interruption as a result of local unrest, currency exchange fluctuations, increased tariffs, trade difficulties and other factors. Timely supply of sporting goods products from K2’s factories and suppliers in the People’s Republic of China or other Asian countries is dependent on uninterrupted trade with China. Should there be an interruption in trade with or imposition of taxes and duties by China or other Asian countries, it could have a significant adverse impact on K2’s business, results of operations or financial position. Additionally, the gross margins on K2’s products manufactured or sourced in the U.S., Europe or in Asia and distributed in the U.S. and Europe will depend on the relative exchange rates between the U.S. dollar, the Euro and the Yuan.

Seasonality and Cyclicality; Backlog

Sales of K2’s sporting goods are generally highly seasonal and in many instances are dependent on weather conditions. This seasonality causes K2’s financial results to vary from quarter to quarter, and K2’s sales and earnings are usually lower in the first and second quarters. In addition, the nature of K2’s baseball, softball, paintball, ski, snowboard, in-line skate, apparel, fishing and water sports products businesses requires that, in anticipation of the selling season for these products, it make relatively large investments in inventory and at times carry larger than normal levels of receivables. The primary selling season, in the case of baseball and softball, runs from January through April; paintball runs from September through November; skis, snowboards and winter apparel runs from July through December; in-line skates runs primarily from October through May; and fishing tackle and water sports products runs primarily from January through June. Relatively large investments in receivables consequently exist during and after such seasons. The rapid delivery requirements of K2’s customers for its sporting goods products and other recreational products also result in investment in significant amounts of inventory. K2 believes another factor in its level of inventory investment is the shift by certain of its sporting goods customers from substantial purchases of pre-season inventories to deferral of deliveries until the products’ retail seasons and ordering based on rates of sale.

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

Customers

K2 believes that its customer relationships are excellent. Net sales to Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of K2’s consolidated net sales for 2006 and 2005, and 16% in 2004, and any significant reduction in sales to Wal-Mart could have a material adverse effect on K2’s business, result of operations and financial position.

Research and Development

Consistent with K2’s business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, K2 maintains decentralized research and development departments at several of its manufacturing centers, which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities totaled approximately $22.7 million in 2006, $20.7 million in 2005 and $14.5 million in 2004.

Environmental Factors

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2006 and 2005, K2 had recorded an estimated liability of approximately $0.8 million for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, results of operations or prospects.

Employees

K2 had approximately 5,000 and 4,700 employees at December 31, 2006 and December 31, 2005, respectively.

Patents and Intellectual Property Rights

While product innovation is a highly important factor and many of K2’s innovations have been patented, K2 does not believe the loss of any one patent would have a material effect on its business, financial position, results of operations or prospects. Certain of its brand names, such as Rawlings, Miken, Worth, Shakespeare, Ugly Stik, Pflueger, Penn, Stearns, Sevylor, Sospenders, Hodgman, Mad Dog, K2, Völkl, Marker, Madshus, Marmot, Ex Officio, Ride, Morrow, 5150 Snowboards, Tubbs, Atlas, Brass Eagle, Viewloader, JT, Worr Games and Adio are believed by K2 to be well-recognized by consumers and therefore important in the sales of these products. Rawlings®, Rawlings Gold Glove Award®, Worth®, Miken®, deBeer®, Gait™, Ten®, Hilton™, Shakespeare®, Pflueger®, Penn®, Ugly Stik®, All Star®, Cajun Line®, Xtools®, Brass Eagle®, Viewloader®, Autococker®, Stearns®, Sevylor®, Sospenders®, Mad Dog®, Hodgman®, K2®, Völkl®, Line®, Marker®, Madshus®, Ride®, Morrow®, 5150 Snowboards®, Marmot®, Ex Officio®, Planet Earth®, Adio®, Holden®, Tubbs®, Atlas™, Little Bear®, JT® and Worr Games™ are protected trademarks or registered trademarks of K2 or its subsidiaries in the United States and other countries worldwide. Buzz Off® is a registered trademark owned by Buzz Off Insect Shield, LLC and Karhu® is a registered trademark owned by Karhu Sporting Goods Oy.

Registered and other trademarks and trade names of K2’s products are italicized in this Form 10-K.

Executive Officers of K2

Name	Position	Age
Richard J. Heckmann	Executive Chairman of the Board	63
J. Wayne Merck	President, Chief Executive Officer and Director	46
John J. Rangel	President – K2 Inc. European Operations	52
Dudley W. Mendenhall	Senior Vice President and Chief Financial Officer	52
Monte H. Baier	Vice President, General Counsel and Secretary	38
David Y. Satoda	Vice President and Director of Taxes	41
Brian R. Anderson	Director of Business Development	52
Thomas R. Hillebrandt	Corporate Controller and Chief Accounting Officer	45

Mr. Heckmann has been Executive Chairman of K2 since February 2007 and Chairman of the Board of Directors of K2 since April 2000, and was previously Chief Executive Officer of K2 since October 2002. Mr. Heckmann served as a director of MPS Group, Inc. from April 2003 to March 2004, Philadelphia Suburban Corporation from August 2000 through February 2002, United Rentals, Inc. from October 1997 through May 2002, Waste Management Inc. from January 1994 through January 1999 and Station Casinos, Inc. from April 1999 through March 2001. Mr. Heckmann retired as Chairman of Vivendi Water, an international water products group of Vivendi S.A., a worldwide utility and communications company with headquarters in France, in June 2001. Mr. Heckmann was Chairman, President and Chief Executive Officer of U.S. Filter Corporation, a worldwide provider of water and wastewater treatment systems and services, from 1990 to 1999. Vivendi acquired US Filter on April 29, 1999. He has served as the associate administrator for finance and investment of the Small Business Administration in Washington, DC and was the founder and Chairman of the Board of Tower Scientific Corporation.

Mr. Merck has been President and Chief Executive Officer, as well as a member of the Board of Directors, of K2 since February 2007, and was previously President and Chief Operating Office since November 2003. Prior to that, he was Executive Vice President and Chief Operating Officer of K2 from October 2002. He served as Executive Vice President of Operations of K2 from July 2000, Vice President of K2 from January 1996 and President of Shakespeare Composites & Electronics, a division of Shakespeare, a wholly-owned subsidiary of K2 from June 1996. Mr. Merck served as President of K2’s former business, Anthony Pools, from February 1994 to June 1996.

Mr. Rangel has been President – K2 Inc. European Operations of K2 since August 2004. Prior to that, he served as Senior Vice President – Finance and Chief Financial Officer since April 2003, Senior Vice President – Finance of K2 since 1988 and Corporate Controller from 1985 to 1988.

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

Mr. Baier is Vice President, General Counsel and Secretary of K2. Prior to joining K2 in April 2003, he was Associate General Counsel at Asia Global Crossing from April 2000. From 1995 through April 2000, Mr. Baier was an Associate in the New York law firm of Simpson Thacher & Bartlett. Mr. Baier received a juris doctor degree from the New York University School of Law.

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

Available Information

K2’s website is http://www.k2inc.net. K2 makes available, free of charge, on or through the website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing such reports to, the Securities and Exchange Commission. In addition, copies of the written charters for the committees of the Board of Directors, K2’s Principles of Corporate Governance, K2’s Code of Business Conduct and Ethics are also available on this website and can be found under the Corporate Governance links. Copies are also available in print, free of charge, by writing to Investor Relations, K2 Inc., 5818 El Camino Real, Carlsbad, California 92008. K2 Inc. may post amendments to the Code of Business Conduct and Ethics on this website. This website address is intended to be an inactive textual reference only, and none of the information contained on the website is part of this report or is incorporated in this report by reference.

Forward-Looking Statements

Various statements included or incorporated by reference in this Form 10-K, in future filings by K2 with the Securities and Exchange Commission, in K2’s press releases and in oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate”, “estimate”, “expect”, “seek”, “project”, “believe” and similar words or phrases. Forward-looking statements include statements regarding, among other items:

•	the impact of K2’s substantial leverage on K2’s ability to generate cash flows or obtain financing to fund K2’s anticipated growth strategies and the cost of such financing;

•	K2’s ability to execute its acquisition plans and growth strategy, including, without limitation, the integration of acquired businesses and future acquisitions;

•	K2’s intention to introduce new products;

•	payments due on contractual commitments;

•	outcome of material litigation;

•	future expenditures for capital projects;

•	K2’s ability to continue to maintain its brand image and reputation;

•	K2’s ability to remain compliant with its debt covenants;

•	general economic and business conditions;

•	K2’s ability to continue its success of manufacturing in its China facilities;

•	foreign exchange rate fluctuations; and

•	changes in political, social and economic conditions and local regulations, particularly in Europe and Asia.

These forward-looking statements are based largely on K2’s expectations and involve a number of known and unknown risks and uncertainties, many of which are beyond K2’s control. Although K2 believes that the expectations reflected in any of its forward-looking statements are reasonable, actual results could differ materially from those expressed, assumed or implied by such forward-looking statements. These differences can arise as a result of the risks described in “Item 1A: Risk Factors”, as well as other factors including, among others, changes in the competitive marketplace, including the introduction of new products or pricing changes by K2’s competitors, changes in the economy, and other events leading to a reduction in discretionary consumer spending.

Forward-looking statements in this Form 10-K speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. K2 undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. In light of these risks and uncertainties, K2 cannot assure you that the forward-looking information contained in this Form 10-K will, in fact, transpire.

ITEM 1A.    RISK FACTORS

K2’s strategic plan, involving growth through the acquisition of other companies, may not succeed.

K2’s strategic plan involves growth through the acquisition of other companies. Such growth involves a number of risks, including:

•	the difficulties related to combining previously separate businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day operations;

•	the assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated;

•	the failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	the dilution of existing stockholders and convertible note holders due to the issuance of equity securities, utilization of cash reserves, or incurrence of debt in order to fund the acquisitions;

•	the potentially substantial transaction costs associated with acquisitions;

•	the difficulties related to assimilating the products, personnel and systems of an acquired business and to integrating distribution, manufacturing and other operational capabilities; and

•	the difficulties in applying K2’s internal controls to an acquired business.

Current and future financings may place a significant debt burden on K2.

K2 has incurred substantial indebtedness. At December 31, 2006, K2 had $392.0 million of outstanding debt, including $82.9 million of borrowings outstanding under its $250.0 million revolving credit facility, $34.0 million outstanding under various foreign lending arrangements, outstanding convertible senior debentures of $75.0 million and $200.0 million outstanding in senior unsecured notes. In addition, as of December 31, 2006 K2 had available borrowings under its revolving credit facility of $157.5 million. K2’s substantial indebtedness, as well as potential future financings, could, among other things:

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

K2’s variable rate indebtedness subjects it to interest rate risk, which could cause K2’s debt service obligations to increase significantly.

Borrowings under K2’s revolving credit facility are at variable rates of interest and expose it to interest rate risk. If interest rates increase, K2’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and K2’s net income and cash flows would decrease.

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

Certain K2 businesses are highly seasonal and subject to the conditions of the sporting goods industry.

Certain K2 businesses are highly seasonal. Historically, certain of K2’s businesses, such as fishing tackle and water sports products, baseball and softball, skis and snowboards, winter apparel, and in-line skates have experienced seasonal swings in their businesses. This seasonality impacts K2’s working capital requirements and hence overall financing needs. In addition, K2’s borrowing capacity under the revolving credit facility is impacted by the seasonal change in receivables and inventory. The seasonality of K2’s businesses has also led to higher income levels in the second half of the year compared to the first half of the year.

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

Although the sporting goods manufacturing industry is highly fragmented, many of the retail customers that purchase sporting goods are highly concentrated. Large format sporting goods retailers are important to K2’s results of operations, and Wal-Mart accounted for approximately 15% of K2’s net sales for the year ended December 31, 2006. Due to their size, these retailers may demand better prices and terms from K2, and these demands may have an adverse impact on K2’s margins. In addition, if any of these large format sporting goods retailers were to decide to materially reduce the amounts or types of K2 products that they purchase, such decision would have a material adverse impact on K2’s business, financial condition, results of operations and prospects.

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

K2 may not be able to attract or retain the management employees necessary to remain competitive in its industry; the loss of one or more of K2’s key personnel, including Mr. Richard J. Heckmann, Executive Chairman of the Board of Directors of K2, and J. Wayne Merck, President and Chief Executive Officer, could have a material adverse effect on K2’s business, financial condition, results of operations and prospects.

K2’s continued success depends on the retention, recruitment and continued contributions of K2’s key management, finance, marketing and staff personnel, many of whom would be difficult or impossible to replace. The competition for qualified personnel is intense. K2 cannot assure you that it will be able to retain its current personnel or recruit the key personnel it requires. Specifically, Mr. Richard J. Heckmann, Executive Chairman of the Board and Mr. J. Wayne Merck, President and Chief Executive Officer, have been fundamental to developing K2’s growth strategy and, without their services, K2’s implementation of its growth strategy might fail. The loss of services of members of K2’s key personnel, including Mr. Heckmann and Mr. Merck, could have a material adverse effect on K2’s business, financial condition, results of operations and prospects.

International operations, unfavorable political developments, natural disasters and weak foreign economies may seriously harm K2’s financial condition.

K2’s business is dependent on international trade, both for sales of finished goods and low-cost manufacturing and sourcing of products. K2’s three principal markets are North America, Europe and Asia. K2’s revenues from international operations were approximately 27.6% of K2’s sales for the year ended December 31, 2006. K2 expects that its revenues from international operations will continue to account for a significant portion of its total revenues. Any political developments adversely affecting trade with Europe or Asia (especially China) or a natural disaster to any of K2’s facilities therein could severely impact K2’s business, financial condition, results of operations and prospects. K2’s international operations are subject to a variety of risks, including:

•	recessions in foreign economies;

•	the adoption and expansion of trade restrictions;

•	limitations on repatriation of earnings;

•	reduced protection of intellectual property rights in some countries;

•	longer receivables collection periods and greater difficulty in collecting accounts receivable;

•	difficulties in staffing and managing foreign operations;

•	social, political and economic instability;

•	unexpected changes in regulatory requirements;

•	acts of war and terrorism;

•	ability to finance foreign operations;

•	changes in consumer tastes and trends;

•	natural disasters or other crises, such as the outbreak of Severe Acute Respiratory Syndrome (“SARS”) and Avian “bird” flu;

•	tariffs and other trade barriers;

•	U.S. government licensing requirements for export; and

•	currency conversion risks and currency fluctuations, including the potential revaluation of the Chinese Renminbi ("Yuan").

In addition, K2 will continue to outsource a number of its supply contracts to entities in foreign nations and will continue to be highly reliant on overseas manufacturing. Specifically, K2 maintains significant manufacturing capacity in China, Costa Rica and Europe. Political or economic developments adversely affecting the operation of these facilities could result in late deliveries, lower sales and earnings, and unanticipated costs.

Significant price volatility or interruptions in supply of K2’s raw materials may result in increased costs that it may be unable to pass on to customers, which could reduce profitability.

The prices of the raw materials, such as petroleum-based products, steel and aluminum, that K2 purchases from third parties are cyclical and volatile. K2 purchases a substantial portion of these raw materials from third party suppliers, and the cost of these raw materials represents a substantial portion of our cost of products sold. In recent periods, the global market has experienced significantly higher crude oil prices, which have resulted in increased prices to K2 for petroleum-based products. In addition, the fluctuations of supply and demand for raw materials have led to increased price volatility.

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

Pursuant to U.S. generally accepted accounting principles (“GAAP”), K2 is required to test its goodwill and other indefinite-lived intangible assets to determine if they are impaired. Such tests are required to be done annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Disruptions to K2’s business, protracted economic weakness, unexpected significant declines in operating results of reporting units, and market capitalization declines may result in additional charges for goodwill and other intangible asset impairments. Future impairment charges could substantially affect K2’s reported earnings in the periods of such charges. In addition, such charges would further reduce K2’s ability to make cash dividends, investments, stock repurchases and early payment of debt subordinated to K2’s 7.375% senior notes due July 2014 because of restrictions set forth in K2’s indenture governing such notes.

Changes in currency exchange rates could affect K2’s revenues.

A significant portion of K2’s production and approximately 25% of K2’s sales for the year ended December 31, 2006 are denominated in foreign currencies and are subject to exchange rate fluctuation risk. Although K2 engages in some hedging activities to reduce foreign exchange transaction risk, changes in the exchange rates between the U.S. dollar and the currencies of Europe and Asia could make K2 products less competitive in foreign markets, and could reduce the sales and earnings represented by foreign currencies. Additionally, such fluctuation could result in an increase in cost of products sold in foreign markets reducing margins and earnings.

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

K2 is subject to federal, state, local and foreign laws and regulations that govern activities that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal of and exposure to hazardous substances. In that regard, K2 has been and could be subject to claims and inquiries related to alleged substances in K2’s products that may be subject to notice requirements or exposure limitations, particularly in California, which may result in fines and penalties. K2 is also subject to laws and regulations that impose liability for cost and damages resulting from past disposals or other releases of hazardous substances. For example, K2 may incur liability under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and similar laws, some of which impose strict, and in some cases, joint and several, liability for the cleanup of contamination resulting from past disposals of waste, including disposal at off-site locations. K2 is currently aware of matters involving discharge of hazardous materials at old waste sites in South Carolina and Michigan. At December 31, 2006 and 2005, K2 had recorded an estimated liability of approximately $0.8 million for environmental matters. In addition, K2 has acquired and intends to continue to acquire pre-existing businesses, such as Rawlings, Worth, Völkl, Marker, Marmot and Penn Fishing, that have historical and ongoing operations, and K2 has limited information about the environmental condition of the properties of such companies. It is possible that soil and groundwater contamination may exist on these or other of K2’s properties resulting from current or former operations. Although K2 is not aware of any issues arising under current environmental laws that would be reasonably likely to have a material adverse effect on K2’s business, financial condition, results of operations, or prospects, K2 cannot assure you that such matters will not have such an impact.

K2’s success is dependent on its ability to protect its worldwide intellectual property rights, and K2’s inability to enforce these rights could harm its business.

K2’s success depends to a significant degree upon its ability to protect and preserve its intellectual property, including copyrights, trademarks, patents, service marks, trade dress, trade secrets and similar intellectual property. K2 relies on the intellectual property, patent, trademark and copyright laws of the United States and other countries to protect its proprietary rights. However, K2 may be unable to prevent third parties from using its intellectual property without its authorization, particularly in those countries where the laws do not protect its proprietary rights as fully as in the United States. The use of its intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage K2 has developed, causing K2 to lose sales or otherwise harm its business. From time to time, K2 resorts to litigation to protect these rights, and these proceedings can be burdensome and costly and K2 may not prevail.

K2 has obtained some U.S. and foreign trademarks, patents and service mark registrations, and has applied for additional ones, but cannot guarantee that any of its pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these or other registrations. A failure to obtain trademark, patents or service mark registrations in the United States and in other countries could limit K2’s ability to protect its trademarks, patents and service marks and impede K2’s marketing efforts in those jurisdictions. The loss of such trademarks, patents and service marks, or the loss of the exclusive use of K2’s trademarks, patents and service marks, could have a material adverse effect on K2’s business, financial condition and results of operations. Accordingly, K2 devotes substantial resources to the establishment and protection of its trademarks, patents and service marks on a worldwide basis and continues to evaluate the registration of additional trademarks, patents and service marks, as appropriate. K2 cannot assure you that its actions taken to establish and protect its trademarks, patents and service marks will be adequate to prevent imitation of K2’s products by others or to prevent others from seeking to block sales of K2’s products as violative of their trademark or other proprietary rights.

K2’s products may infringe the intellectual property rights of others, which may cause K2 to incur unexpected costs or prevent K2 from selling its products.

K2 cannot be certain that its products do not and will not infringe the intellectual property rights of others. K2 may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the intellectual property rights of third parties by K2 or its customers in connection with their use of K2’s products. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of K2 personnel. Moreover, should K2 be found liable for infringement, K2 may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Moreover, K2 may need to redesign or rename some of its products to avoid future infringement liability. Any of the foregoing could cause K2 to incur significant costs and prevent K2 from manufacturing or selling its products.

Unfavorable weather can adversely affect K2’s sales.

Sales of K2’s sporting goods and recreational products are strongly influenced by the weather. For example, poor snow conditions in the winter or summer conditions unfavorable to outdoor sports can adversely affect sales of important K2 products.

K2 is subject to and may incur liabilities under various tax laws.

K2 is subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of our business there are calculations and transactions, including transfer pricing, where the ultimate tax determination is uncertain. In addition, changes in tax laws and regulations as well as adverse judicial rulings could adversely affect the income tax provision. K2 believes that it has adequately provided for income tax issues not yet resolved with federal, state, and foreign tax authorities. However, if an ultimate tax assessment exceeds K2’s estimate of tax liabilities, an additional charge to expense would result. K2 has established a valuation allowance against certain of its deferred tax assets in each jurisdiction where it can not conclude that it is more likely than not that such assets will be realized. If actual results are less favorable than those projected by management, additional income tax expense could be required.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The table below provides information with respect to the principal production and distribution facilities utilized by K2 for operations as of December 31, 2006.

		Owned Facilities		Leased Facilities
Location	Type of Facility	No. of Locations	Square Footage	No. of Locations	Square Footage
Marine and Outdoor
Minnesota	Distribution and production	1	278,000	6	339,000
South Carolina	Distribution and production	2	400,000	3	170,000
North Carolina	Distribution and production	—	—	1	50,000
Texas	Production	—	—	1	19,000
Foreign	Distribution and production	2	48,000	12	2,609,000

		5	726,000	23	3,187,000

Action Sports
California	Distribution and production	—	—	1	4,000
New Hampshire	Distribution	—	—	2	48,000
Vermont	Distribution and production	—	—	1	3,000
Utah	Distribution	—	—	1	1,000
Washington	Distribution and production	1	165,000	2	261,000
Foreign	Distribution and production	4	743,000	21	943,000

		5	908,000	28	1,260,000

Team Sports
Alabama	Distribution	1	400,000	—	—
Arkansas	Distribution	1	14,000	1	3,000
California	Distribution and production	—	—	5	200,000
Connecticut	Distribution and production	—	—	1	1,000
Florida	Distribution	—	—	1	6,000
Minnesota	Distribution and production	—	—	6	37,000
Missouri	Distribution and production	—	—	6	853,000
New York	Production	3	83,000	1	27,000
Pennsylvania	Distribution	—	—	1	7,000
Tennessee	Distribution and production	2	138,000	—	—
Foreign	Distribution and production	1	86,000	1	34,000

		8	721,000	23	1,168,000

Apparel and Footwear
California	Distribution and production	—	—	2	98,000
Oregon	Distribution and production	—	—	1	1,000
Nevada	Distribution and production	—	—	1	203,000
Utah	Distribution and production	—	—	1	10,000
Washington	Distribution and production	—	—	6	37,000
Foreign	Distribution	—	—	3	10,000

		—	—	14	359,000

In March 2005, the corporate headquarters of K2 relocated to approximately 77,000 square feet of leased office space in Carlsbad, California. The terms of K2’s leases range from one to fifteen years, and many are renewable.

K2 believes, in general, its plants and equipment are adequately maintained, in good operating condition and are adequate for K2’s present needs. K2 regularly upgrades and modernizes its facilities and equipment and expands its facilities to meet production and distribution requirements.

ITEM 3.    LEGAL PROCEEDINGS

K2 currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on K2’s business, financial position, results of operations or prospects, litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting K2 from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations or prospects for the period in which the ruling occurs or future periods. K2 maintains product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to K2 or that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2006 and 2005, K2 had recorded an estimated liability of approximately $0.8 million for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, results of operations or prospects.

EIFS Litigation and Claims

From 1988 through 2000, K2, through a former division, manufactured and sold an exterior wall covering product for application by contractors on commercial and residential buildings, referred to as exterior insulated finish systems (“EIFS”). In June 2000, K2 sold the assets of this division to Tyco International (US) Inc. and affiliates, including any liabilities for EIFS manufactured and installed after the sale date. K2 has not been in this building products business since June 2000. Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of December 31, 2006, K2 continues to be a defendant or co-defendant in approximately 30 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

To date, all litigation costs and settlements related to the EIFS claims and lawsuits against K2 have been paid by insurers, with the exception of immaterial deductibles and one partial payment by K2, for which adequate reserves were made at the time of the sale of the EIFS business, although such insurance carriers have issued “reservation of rights” letters in respect of certain claims and lawsuits. A “reservation of rights” letter refers to the notice provided by K2’s insurers that, while K2’s insurers have determined that the applicable insurance policy would cover for the applicable lawsuits, the insurers preserve or “reserve" their right to withdraw from defense commitment on one or more claims if it is determined that one or more of the claims do not trigger coverage under the applicable insurance policy. Although K2’s experience with respect to EIFS claims is still evolving and it is possible that future claims and payments may vary from management’s current expectations, K2 believes that its third party insurance will be adequate to cover the anticipated costs of all remaining EIFS litigation.

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

K2 timely tendered this case to its insurance carrier, which originally defended this lawsuit under a “reservation of rights” letter. In April 2004, K2 and its insurer negotiated an agreement which resulted in its insurer providing full indemnity up to applicable policy limits for all claims arising out of this litigation. In exchange for the indemnity, K2’s insurer assumed full control over the litigation and settlement negotiations. The claims by the 98 home owners were eventually settled by K2’s insurer. On November 4, 2005, the related claims against K2 by Life Forms, Fresh Coat, and Griesenbeck were tried and resulted in a judgment by the Texas district court of $52.4 million, of which $12.7 million was for pre-judgment interest and $6.8 million was for “knowingly” and “intentionally” violating the DTPA. In addition, interest accrues on this amount at 7.5% per year, and K2 has appealed this verdict. Based on the agreement with its insurer to indemnify K2 on all claims as well as adequate insurance coverage and management’s assessments of K2’s arguments that may be made on behalf of K2 on appeal, K2 does not believe this verdict will have a material adverse effect on its business, financial condition, results of operations or prospects.

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

Intellectual Property

In January 2004, Rawlings was sued by a licensee in the U.S. District Court for the District of Maine alleging, among other things, breach of contract, tortious interference with business expectations, violations of the Florida Deceptive Trade Practices Act and punitive damages in connection with a license agreement pursuant to which the licensee was granted an exclusive license to use certain Rawlings trademarks for the manufacture and sale of team and personal sporting-equipment bags of Rawlings and its affiliates – this lawsuit was later transferred to the U.S. District Court for the Eastern District of Missouri. In February 2004, Rawlings gave the licensee notice that it was terminating the license agreement and sued the licensee in the Missouri District Court, in which Rawlings alleged, among other things, that the licensee breached the license agreement by failing to use its “best efforts” to foster and develop licensed products and maximize sales thereof. This license agreement was in place prior to the March 26, 2003 acquisition of Rawlings by K2 Inc.

On April 29, 2005, a jury awarded the licensee (1) $4.1 million for lost profits for the next ten years on sales of equipment bags, plus the value of inventory of such bags (the “10-Year Lost Profits Verdict”), (2) $2.1 million for lost profits of equipment bags beginning ten years from the date of the breach of the agreement through forever (the “Speculative Profits Verdict”) and (3) $2.5 million for K2’s alleged tortious interference with the licensee’s business expectations (the “Tortious Interference Verdict”) between Rawlings and the licensee. Following trial, the licensee was awarded approximately $0.5 million in attorney’s fees and costs pursuant to a motion.

On July 27, 2005, the Missouri District Court (1) denied Rawlings’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict, (2) granted Rawlings’ motion for judgment notwithstanding the verdict with respect to the $2.1 million Speculative Profits Verdict and (3) denied K2’s motion for judgment notwithstanding the verdict for the $2.5 million Tortious Interference Verdict.

On November 13, 2006, the U.S. Court of Appeals for the 8th Circuit (the “Eighth Circuit”) heard oral argument on the parties’ appeals and cross-appeals. On February 20, 2007, the Eighth Circuit issued its opinion and judgment affirming the judgment of the Missouri District Court in part, reversing the judgment of the Missouri District Court in part, and remanding the case to the Missouri District Court for further proceedings consistent with the Eighth Circuit’s opinion. The opinion and judgment require an approximate total payment of $9.7 million by Rawlings and K2. Specifically, the Eighth Circuit affirmed the Missouri District Court’s judgments (1) in favor of licensee on its breach of contract claim against Rawlings, (2) in favor of licensee on its tortious interference claim against K2, (3) in favor of licensee on its claim for attorneys’ fees and costs against Rawlings, (4) in favor of K2 and Rawlings on their motions to dismiss licensee’s claims pursuant to the Florida Deceptive and Unfair Trade Practices Act, and (5) in favor of K2 and Rawlings on their motions for judgment as a matter of law on licensee’s claims for punitive damages. The Eighth Circuit reversed the Missouri District Court’s judgment in favor of Rawlings with respect to the $2.1 million Speculative Profits Verdict, and remanded the case to the Missouri District Court for the entry of judgment consistent with the Eighth Circuit opinion. On March 6, 2007, K2 filed a petition for rehearing in the Eighth Circuit with respect to the Eighth Circuit’s affirmation of the Missouri District Court’s judgment in favor of licensee on the $2.5 million Tortious Interference Verdict. After the case is remanded to the Missouri District Court, licensee may file a supplemental application for its attorneys’ fees and costs incurred on appeal.

As of December 31, 2006, K2 is adequately reserved for the decision by the Eighth Circuit.

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

The outcome of this matter cannot be accurately predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson’s counterclaims, in the event that Miken does not prevail, it is expected that Wilson would take action against K2 for alleged acts of infringement arising after the acquisition of Miken’s assets by K2. It is further expected, that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats. In such event, K2 would, among other things, be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Markets and Holders

K2’s common stock is listed on the New York Stock Exchange under the symbol “KTO.” At February 28, 2007, there were 3,138 holders of record of common stock of K2.

Common Stock Prices

The following table sets forth, for the quarters indicated, the reported high, low and closing sales prices of K2’s common stock, as reported by the New York Stock Exchange during K2’s two most recent fiscal years.

	Stock Prices
	High	Low	Close
2006
Fourth	$14.33	$11.73	$13.19
Third	11.90	10.11	11.73
Second	13.12	10.60	10.94
First	12.66	9.90	12.55

2005
Fourth	$11.50	$8.81	$9.96
Third	13.64	11.17	11.51
Second	13.90	11.34	12.61
First	15.88	12.73	13.44

Stock Price Performance Graph

The graph below compares cumulative total return to shareholders, the Russell 2000 Index and a weighted index of a peer group of companies with market capitalizations and industry similar to that of K2. The peer group is comprised of Johnson Outdoors Inc., Head N.V., Escalade, Inc., Oakley, Inc., Brunswick Corporation, Callaway Golf Company, Quiksilver, Inc., Arctic Cat, Inc. and Nautilus, Inc. The graph assumes an investment of $100 on December 31, 2001 in K2’s common stock, the Russell 2000 Index and common stock of the peer group and that any dividends paid with respect to such stock would be reinvested.

Five-Year Cumulative Return

(Investment of $100 on December 31, 2001)

Equity Compensation Plan Information

Information regarding K2’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Equity Compensation Plan Information" in K2’s Notice of Annual Meeting of Shareholders and Proxy Statement, to be filed within 120 days after K2’s fiscal year end of December 31, 2006, for its Annual Meeting of Shareholders to be held on May 10, 2007, which information is incorporated herein by reference.

Dividends

K2 has paid no cash dividends since May 1999 nor does K2 anticipate paying any cash dividends in the foreseeable future. Under K2’s $250 million revolving credit facility, K2 is limited to the amount of dividends that it may pay. On the date of the declaration, K2 must not be in default, as defined by the Amended and Restated Credit Facility, and its unused availability must be equal to or greater than $50.0 million on each day for the 180 days proceeding and following the date of issuance. If such unused availability is less than $50.0 million, K2’s limit on cash dividends is $5.0 million per year. In addition, K2’s indenture governing its 7.375% senior notes due July 2014 contains certain restrictions concerning cash dividends. See “Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital,” and Note 5 of Notes to Consolidated Financial Statements for further description of K2’s credit facilities and senior note indenture.

Purchases of Equity Securities by the Issuer

K2 has an ongoing authorization, as amended, from the Board of Directors to repurchase shares of K2’s common stock or securities convertible into such stock in the open market or negotiated transactions. K2’s authorization is for up to $50 million of shares of common stock or securities convertible into such stock, subject to, among other things, the company’s financing agreements including its credit facilities and its indenture governing its senior notes. K2 does not generally purchase stock during the “quiet periods” it has established in advance of its quarterly earnings release. K2 did not make any repurchases of its stock during 2006.

Transfer Agent, Registrar and Dividend Disbursing Agent for Common Stock

K2’s Transfer Agent, Registrar and Dividend Disbursing Agent for common stock is:

Computershare Trust Co., Inc.

350 Indiana Street

Suite 800

Golden, Colorado 80401

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2006	2005	2004	2003	2002
	(Thousands, except per share figures)
Statement of Operations Data:
Net sales	$1,394,656	$1,313,598	$1,200,727	$718,539	$582,159
Cost of products sold	901,326	861,955	800,678	498,620	411,620

Gross profit	493,330	451,643	400,049	219,919	170,539
Selling expenses	249,988	230,413	197,134	116,509	86,394
General and administrative expenses	157,918	147,076	121,895	71,358	56,862
Non-cash intangible impairment charges (a)	—	253,154	—	—	—

Operating income (loss)	85,424	(179,000)	81,020	32,052	27,283
Interest expense	29,347	30,352	21,449	9,950	8,966
Debt extinguishment costs (b)	1,231	—	—	6,745	—
Other income, net (c)	(3,767)	(2,840)	(246)	(2,218)	(253)

Income (loss) from operations before provision for income taxes	58,613	(206,512)	59,817	17,575	18,570
Provision for income taxes	20,925	5,049	20,876	6,151	6,500

Net income (loss)	$37,688	$(211,561)	$38,941	$11,424	$12,070

Basic earnings (loss) per share of Common Stock:
Net income (loss)	$0.80	$(4.57)	$0.97	$0.46	$0.67

Diluted earnings (loss) per share of Common Stock:
Net income (loss)	$0.74	$(4.57)	$0.86	$0.44	$0.67

Basic shares outstanding of Common Stock	47,341	46,272	40,285	24,958	17,941
Diluted shares outstanding of Common Stock (d)	55,477	46,272	49,345	28,750	17,994
Balance Sheet Data: (e)
Total current assets	$844,218	$778,216	$773,156	$525,532	$323,924
Total assets	1,235,454	1,190,576	1,456,365	871,871	438,410
Total current liabilities	283,125	308,788	349,175	254,761	115,302
Long-term obligations	372,488	379,720	349,347	133,261	73,007
Total debt	391,983	437,281	415,911	216,138	96,120
Shareholders’ equity	539,637	454,024	682,866	434,040	231,296

(a)	For 2005, K2 recorded a $253.2 million non-cash intangible impairment charge as a result of its annual impairment testing of goodwill and other indefinite-lived intangible assets. See Note 4-Intangible Assets and Goodwill of Notes to Consolidated Financial Statements.
(b)	For 2006, amount includes $0.5 million of a conversion premium and $0.7 million for the write-off of capitalized debt costs. For 2003, amount includes $4.7 million of a make-whole premium and $2.0 million for the write-off of capitalized debt costs. See Note 5-Borrowings and Other Financial Instruments of Notes to the Consolidated Financial Statements.
(c)	For 2004 and 2003, other income includes a $0.2 million and $2.2 million gain related to the sale of the composite utility and decorative light pole product lines, respectively.
(d)	For 2006, 2004 and 2003, diluted shares of common stock outstanding include the dilutive impact of stock options and warrants and the assumed conversion of $25 million of convertible subordinated debentures. See Note 11-Earnings Per Share Data of Notes to Consolidated Financial Statements.
(e)	For 2004 and 2003, the increase in balance sheet data, including total current assets, total assets, total current liabilities, long-term obligations, total debt plus and shareholders’ equity each were primarily attributable to K2’s acquisition activities during 2004 and 2003. See Note 2-Acquisitions of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in connection with the other sections of this Annual Report on Form 10-K, “Item 1: Business”; “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on K2’s current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Item 1A: Risk Factors”. K2’s actual results may differ materially, and these forward-looking statements do not reflect the potential impact of any future divestitures, mergers, acquisitions or other business combinations.

K2 Inc. is a premier, branded consumer products company with a portfolio of leading brands including Shakespeare, Pflueger, Penn, Stearns, Sevylor, Sospenders and Hodgman in the Marine and Outdoor segment; Rawlings, Worth, Miken and Brass Eagle in the Team Sports segment; K2, Völkl, Marker and Ride in the Action Sports segment; and Adio, Marmot and Ex Officio in the Apparel and Footwear segment. K2’s diversified mix of products is used primarily in team and individual sports such as fishing, water sports activities, baseball, softball, alpine and nordic skiing, snowboarding and in-line skating. The Marine and Outdoor segment represented $407.6 million, or 29.2%, of K2’s 2006 consolidated net sales; the Action Sports segment represented $421.4 million, or 30.2% of 2006 consolidated net sales; the Team Sports segment represented $383.4 million, or 27.5% of 2006 consolidated net sales; and the Apparel and Footwear segment represented $182.3 million, or 13.1% of 2006 consolidated net sales.

Overview

K2 believes that in 2006 the sporting goods market experienced a continuation of the trends of the past few years. First, the sporting goods market experienced very modest growth in wholesale sales, in line with growth in gross domestic product. Second, as a result of the consolidation of certain sporting goods retailers worldwide in the past few years, there has been a growing influence of large format sporting goods retailers and retailer buying groups as well as a consolidation of sporting goods suppliers. Based on these market trends, K2 believes that the most successful sporting goods suppliers will be those with greater financial and other resources, including those with the ability to produce or source high-quality, low cost products and deliver these products on a timely basis, to invest in product development projects and the ability to access distribution channels with a broad array of products and brands. In addition, as the influence of large sporting goods retailers grows, K2 believes that these retailers will prefer to rely on fewer and larger sporting goods suppliers to help them manage the supply of products and the allocation of shelf space.

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

Net sales for 2006 improved 6.2% to approximately $1.4 billion from approximately $1.3 billion in 2005, which was up 9.4% from approximately $1.2 million in 2004. This one year growth is primarily due to the acquisitions K2 completed during 2003 through 2006, as well as organic growth from most of K2’s existing brands. Gross profit percentage improved to 35.4% in 2006 from 34.4% in 2005 and 33.3% in 2004 primarily as the result of improved gross margins in winter sports and paintball products and continued reduced product costs associated with manufacturing certain products in K2’s China facility. Operating income for 2006 was $85.4 million, or 6.1% of net sales, compared to operating loss for 2005 of $179.0 million, or (13.6%) of net sales and operating income of $81.0 million, or 6.7% of net sales in 2004. The increase from fiscal year 2005 was largely due to the recording of a $253.2 million non-cash intangible charge in 2005 as a result of K2’s annual testing of goodwill and other indefinite-lived intangible assets, as discussed in Note 4-Intangible Assets and Goodwill of Notes to the Consolidated Financial Statements, as well as an increase in the sales of paintball products, higher sales volume and an improvement in gross profit percentage, partially offset by increased other selling and general and administrative expenses.

•	K2 completed three acquisitions during 2006, including the following:

•	Acquisition of substantially all of the assets of Xtools, LLC, a business engaged in the design, selling and distribution of fishing accessories;

•	Acquisition of substantially all of the assets of TrakSports USA Inc., a business engaged in the design, selling and distribution of nordic skis; and

•

Acquisition, through the purchase of assets and stock of certain subsidiaries, of substantially all of the assets of Sevylor, Inc., a business engaged in the design, manufacturing, selling and distribution of inflatable products (including all of the equity interests of two foreign subsidiaries).

•	K2 completed two acquisitions during 2005, including the following:

•	Acquisition of substantially all of the assets of Hodgman, Inc., a business engaged in the design, selling and distribution of hunting and fishing waders; and

•	Acquisition of JRC Products Limited, a business engaged in the design, selling and distribution of fishing tackle products.

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

•	K2 introduced a number of new products during 2005 and 2006 in the sporting goods markets as a means to drive organic growth.

•	K2 continued to focus on cost reduction initiatives by relocating the manufacturing of K2 branded products to K2’s China facilities.

•	K2 established the K2 Merchandising group in 2004 to improve the marketing of K2 products and strengthen K2’s relationships with its retailers.

•

K2’s amended and restated revolving credit facility of $250.0 million was amended in February 2006 to extend the maturity date to 2011. The February 2006 amendment also provided reduced pricing and increased flexibility which allows K2 more opportunity to make progress towards its strategic objectives.

Matters Affecting Comparability

Operating Segments.    Under Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), K2 classifies its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear. In order to improve efficiency, K2 reorganized the paintball business to operate more in line with how the components of the Team Sports segment operates with increased emphasis on the mass merchant and large sporting goods retailer distribution. Upon completion of the reorganization in the first quarter of 2006, K2 has adjusted its segment reporting to include paintball products in the Team Sports segment versus the Actions Sports segment where it was previously reported. The results of K2’s China manufacturing operations are included in the Marine and Outdoor segment. Historically, K2 has eliminated the intersegment sales from the China manufacturing operations, but has not allocated its operating profit from those intersegment sales to the other segments. In the fourth quarter of 2006, K2 implemented new financial reporting systems in its China manufacturing operations that now allow it to obtain profitability by segment information. All periods presented have been restated to reflect these changes in the segments.

Fiscal Year.    K2 reports its financial statements using a 52/53 week year with a 13 week quarter ending on the closest Sunday to the end of March, June, September and December. Fiscal year 2006 includes 53 weeks versus 52 weeks in 2005 fiscal year, and the first quarter 2006 includes 14 weeks versus 13 weeks in the first quarter 2005. For purposes of the consolidated financial statements, the end of each quarter is stated as of March 31, June 30, September 30 and December 31, respectively. Beginning in fiscal year 2007, K2 will continue to end the first, second and third quarters on the closest Sunday to the end of March, June and September and will always end the fourth quarter and fiscal year on December 31. The effect of always ending the year on December 31 will be for the first and fourth quarter to vary in length by a few days year over year. However, K2 believes such variation will have an immaterial impact on the comparability of the financial statements year over year.

Acquisitions.    The consolidated statements of operations for 2006 include the operating results of each of the businesses acquired in 2005, however the 2005 results include less than a full twelve months of results of JRC Products Limited, which was acquired on April 18, 2005, and Hodgman, Inc., which was acquired by K2 on April 22, 2005.

Net sales from acquisitions completed by K2 on or subsequent to December 31, 2005 accounted for $4.3 million of net sales for 2006. Net sales for the period from January 1, 2006 through the earlier of the one year anniversary date of acquisition or December 31, 2006 for acquisitions completed by K2 in 2005 and 2006 which either did not have operations in 2005 or which did not have a full twelve months of operations in 2005 accounted for $12.5 million of net sales for 2006. For further discussion of K2’s acquisition activities, see Note 2-Acquisitions of Notes to Consolidated Financial Statements.

Consolidated Results of Operations

The following table sets forth selected financial data and certain ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004:

				2006 vs. 2005 Increase/(Decrease)		2005 vs. 2004 Increase/(Decrease)
(In thousands, except per share data)	2006	2005	2004	$	%	$	%
Net sales	$1,394.7	$1,313.6	$1,200.7	$81.1	6.2%	$112.9	9.4%
Gross profit	493.3	451.6	400.0	41.7	9.2%	51.6	12.9%
Operating income (loss) (a)	85.4	(179.0)	81.0	264.4	147.7%	(260.0)	(321.0%	)
Net income (loss)	37.7	(211.6)	38.9	249.3	117.8%	(250.5)	(644.0%	)

Diluted earnings (loss) per share	$0.74	$(4.57)	$0.86	$5.31	116.2%	$(5.43)	(631.4%	)

Expressed as a percentage of net sales:
Gross margin (b)	35.4%	34.4%	33.3%
Selling, general and administrative expense	29.2%	28.7%	26.6%
Non-cash intangible charges	0.0%	19.3%	0.0%
Operating margin (c)	6.1%	-13.6%	6.7%

(a)	Operating loss for 2005 includes $253.2 million in non-cash intangible charges as discussed in Note 4 in the Notes to Consolidated Financial Statements.
(b)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Statements of Operations.
(c)	Operating Margin is defined as operating income (loss) divided by net sales as presented in the Consolidated Statements of Operations.

Downsizing and Restructuring Activities

Pursuant to the acquisitions made by K2 during 2005 and 2004, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $0.6 million and $11.0 million during 2005 and 2004, respectively. These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2005 or 2004. No new reserves were established during 2006.

Review of Operations: Comparison of 2005 to 2006

Net sales increased to approximately $1.4 billion from approximately $1.3 billion in the prior year. Net income in 2006 was $37.7 million or $0.74 per diluted share, compared to a net loss of $211.6 million, or ($4.57) per diluted share in 2005. The 2005 net loss includes a non-cash intangible charge of $243.0 million, net of taxes.

Net Sales.    In the Marine and Outdoor segment, net sales increased to $407.6 million in 2006 as compared with $392.2 million in 2005. The improvement resulted from increased sales of Shakespeare fishing tackle products of $19.7 million, higher sales of Stearns products of $5.2 million, including sales of Hodgman wader products which was acquired in the second quarter of 2005, partially offset by lower sales of Shakespeare monofilament products of $6.0 million, and lower sales of marine and military antennas of $3.5 million. The increase in sales of Shakespeare fishing tackle products reflected growth in the sales of Shakespeare and Pflueger rods, reels and kits and combos. Increased sales of Stearns outdoor products reflected higher demand for immersion suits and children’s flotation products.

In the Action Sports segment, net sales increased to $421.4 million in 2006 as compared to $400.2 million in 2005. The improvement resulted from higher sales of skis and snowboards and related accessories of $38.2 million, offset by total declines of $17.0 million from in-line skates, bikes which were licensed in the third quarter of 2005, and other minor product lines.

In the Team Sports segment, net sales increased to $383.4 million in 2006 as compared to $347.5 million in 2005. The improvement resulted primarily from higher sales of Rawlings, Miken and Worth baseball and softball equipment and accessories of $14.8 million, Rawlings apparel of $6.8 million, JT Sports paintball equipment and accessories of $5.8 million and K2 Licensed Products of $6.3 million.

In the Apparel and Footwear segment, net sales increased to $182.3 million in 2006 as compared to $173.7 million in 2005. The improvement resulted from higher sales of Marmot and Ex Officio apparel of $8.3 million, with little growth from skateboard shoes and apparel.

K2’s international operations (operating locations outside of the United States) represented $385.5 million, or 27.6% of K2’s consolidated net sales in 2006 as compared to $357.8 million, or 27.2% of K2’s consolidated net sales for 2005. The increase in net sales from international operations was primarily due to higher sales of skis and snowboards and related accessories of $21.1 million, fishing tackle products of $3.5 million and Marmot apparel of $2.6 million, offset by lower sales of in-line skates of $5.2 million.

Gross profit.    Gross profit for 2006 was $493.3 million, or 35.4% of net sales, as compared with $451.6 million, or 34.4% of net sales in 2005. The improvement in gross profit dollars for the 2006 period was attributable to the increase in sales volume in 2006 and an increase in gross profit as a percentage of net sales primarily due to higher gross margins in the Action and Team Sports segments as compared to the prior year.

Costs and Expenses.    Selling expenses for 2006 were $250.0 million, or 17.9% of net sales, as compared with $230.4 million, or 17.5% of net sales in 2005. The increase in selling expenses in dollars was attributable to the increase in sales volume for 2006 as compared to the prior year, and the increase as a percentage of net sales is primarily due to higher selling expense in the Apparel and Footwear segment. General and administrative expenses for 2006 were $157.9 million, or 11.3% of net sales, as compared to $147.1 million, or 11.2% of net sales, in 2005. The increase in general and administrative expenses in 2006 was due to increased litigation costs associated with the litigation in the Eighth circuit referred to in “Item 3: Legal Proceedings” and higher general and administrative expenses in the Apparel and Footwear segment.

In 2005, in performing K2’s annual impairment test of indefinite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), K2 determined that the carrying value of certain indefinite-lived intangible assets associated with its Action Sports and Team Sports segments exceeded their estimated fair values. Consequently, K2 recorded non-cash intangible impairment charges of $28.8 million. Additionally, in performing the annual testing of goodwill in accordance with SFAS 142, K2 determined that impairment existed for each of the following reporting units in an amount equal to the carrying value of its goodwill, or $43.2 million for JT Sports, $101.1 million for Action Sports and $80.1 million for Team Sports and thus recorded non-cash intangible charges for those amounts. See Note 4-Intangible Assets and Goodwill of Notes to Consolidated Financial Statements for further details.

Operating Income or Loss.    Operating income for 2006 was $85.4 million, or 6.1% of net sales, as compared to a loss of $179.0 million, or (13.6%) of net sales in 2005. The improvement in operating income in 2006 was due to higher net sales, higher gross profits as a percentage of sales, and the non-cash intangible impairment charge of $253.1 million in 2005, partially offset by higher selling expenses as a percentage of net sales in 2006 as compared to the prior year, such as discussed above.

K2’s international operations (operating locations outside of the United States) had operating income of $41.4 million in 2006, compared to an operating loss of $17.2 million for 2005. The operating loss in 2005 was primarily due to the non-cash intangible charge of $54.3 million related to international operations as discussed above.

Interest Expense and Debt Extinguishment Costs.    Interest expense was $29.3 million in 2006 as compared to $30.4 million in 2005. Debt extinguishment costs in 2006 included $1.2 million from the write-off of deferred financing costs and inducement costs on the conversion of K2’s $25.0 million 7.25% convertible subordinated debentures. Although average borrowings decreased in 2006 due to improved cash flow from operations, interest expense was relatively flat in dollar terms due to higher interest rates under K2’s revolving line of credit.

Income Taxes.    During 2006, K2 had income tax expense of $20.9 million on pre-tax income of $58.6 million, compared to $5.0 million on a pre-tax loss of $206.5 million in 2005. The 2005 expense was less than the expected benefit from the pre-tax loss due to the impairment of goodwill which is not deductible for tax purposes. The expense was also impacted by K2 establishing a valuation allowance against certain of its deferred tax assets in each jurisdiction where it can not conclude that it is more likely than not that such assets will be realized. The resultant $5.0 million of 2005 income tax expense consists primarily of foreign taxes which were largely not affected by the impairment.

Segment information.    Total segment operating income (before interest expense, corporate expenses and income taxes) was $106.1 million in 2006 compared to an operating loss of $161.8 in 2005. See Note 13, “Segment Data” in the Notes to Consolidated Financial Statements for the calculation of segment operating profit (loss).

In the Marine and Outdoor segment, operating profit declined to $46.1 million in 2006 as compared to an operating profit of $49.0 million in 2005. The decrease in operating profit in 2006 was mainly due to lower gross profits as a percentage of net sales, and an increase in selling, general and administrative expenses as a percentage of net sales. The reduction in segment profitability in 2006 was due primarily to an unfavorable product mix for fishing tackle and personal flotation devices in certain mass retailers, reduced sales of higher margin military antennas, and by higher general and administrative expenses partially associated with the acquisition of Sevylor on December 11, 2006.

In the Action Sports segment, operating profit increased to $40.8 million in 2006, as compared to an operating loss of $77.6 million in 2005. The increase in operating profit in 2006 was due to higher net sales, higher gross margins as a percentage of net sales, lower selling, general and administrative expenses as a percentage of net sales, and the non-cash intangible impairment charge of $108.1 million in 2005 as discussed above. The improvement in segment profitability in 2006 was due to the strong growth of premium priced ski and snowboard products, and higher operating efficiencies as evidenced by lower selling, general and administrative expenses as a percentage of net sales.

In the Team Sports segment, operating profit increased to $13.7 million in 2006, as compared to an operating loss of $148.9 million in 2005. The increase in operating profit in 2006 was due to higher net sales, higher gross margins as a percentage of net sales, lower selling, general and administrative expenses as a percentage of net sales, and a non-cash intangible impairment charge of $145.1 million in 2005 as discussed above. The improvement in segment profitability in 2006 was due to higher sales of premium priced baseball and softball bats and gloves, improved operating margins for the paintball business line which was restructured in 2005, and strong sales growth and improved margins for K2 Licensed Products.

In the Apparel and Footwear segment, operating profit declined to $5.5 million in 2006 as compared to an operating profit of $15.7 million in 2005. The decline in operating profit in 2006 was due to slower sales growth, lower gross margins as a percentage of net sales, and higher selling, general and administrative expenses as a percentage of net sales. The decline in segment profitability in 2006 was due primarily to start-up costs for a new distribution center in Reno, Nevada, the loss in 2006 of over half the sales from a key retailer which in 2005 accounted for 32.7% of 2005 total sales for skateboard shoes and apparel, and expenses associated with the integration of key operational functions at Marmot and Ex Officio.

Review of Operations: Comparison of 2004 to 2005

Net sales increased to approximately $1.3 billion from approximately $1.2 billion in the prior year. Net loss in 2005 was $211.6 million, or ($4.57) per diluted share, as compared to net income of $38.9 million, or $0.86 per diluted share, in the prior year. The 2005 net loss includes a non-cash intangible charge of $243.0 million, net of taxes.

Net Sales.    In the Marine and Outdoor segment, net sales increased to $392.2 million in 2005 as compared with $336.9 million in 2004. The overall improvement in net sales during 2005 resulted from increased sales of Shakespeare fishing tackle products of $28.3 million, higher sales of Stearns products of $33.0 million, including new sales of Sospenders personal flotation devices, a business which was acquired in the fourth quarter of 2004 and new sales of Hodgman wader products, a business which was acquired in the second quarter of 2005, partially offset by lower sales of Shakespeare monofilament products of $6.0 million. The increase in sales of Shakespeare fishing tackle products reflected growth in the sales of Pflueger reels, kits and combos, fish line, military antennas and new sales of All-Star rods, a business which was acquired in the second quarter of 2004. Increased sales of Stearns outdoor products reflected higher demand for children’s flotation products, water-ski vests, inflatables, rainwear and ATV accessories.

In the Action Sports segment, net sales increased to $400.2 million as compared to $396.2 million in 2004. The increase is primarily the result of the acquisitions of Völkl and Marker in July 2004 and the increase in net sales of K2 skis of $14.6 million partially offset by lower sales of snowboards of $15.7 million, in-line skates of $11.7 million and bikes of $4.4 million, which was licensed in the third quarter of 2005.

In the Team Sports segment, net sales decreased to $347.5 million for 2005 as compared to $356.9 million in 2004. The decrease was due to lower sales of paintball products of $24.2 million, Worth metal softball bats of $2.5 million, Rawlings basketballs of $1.7 million and K2 Licensed Products of $0.8 million partially offset by new sales of Miken softball bats, which was acquired in the fourth quarter of 2004 and higher sales of baseballs of $5.2 million, gloves of $2.4 million and team apparel of $1.5 million.

In the Apparel and Footwear segment, net sales increased to $173.7 million in 2005 as compared to $110.7 million in 2004. The increase in net sales from 2004 is the result of the acquisitions of Ex Officio in May 2004 and Marmot on June 30, 2004 which had combined net sales of $41.6 million for K2 in the first six months of 2005, as well as higher sales of skateboard shoes and apparel of $19.8 million. The increase in sales of skateboard shoes and apparel was mainly due to increased sales of Adio branded product.

K2’s international operations (operating locations outside of the United States) represented $357.8 million, or 27.2% of K2’s consolidated net sales in 2005 as compared to $329.6 million, or 27.5% of K2’s consolidated net sales for 2004. The increase in net sales from international operations was primarily due to the acquisitions of Marmot and Völkl and Marker in mid 2004 which had six months of net sales from international operations of $28.4 million. These increases were partially offset by lower sales of in-line skates of $10.1 million and snowboards of $2.7 million.

Gross profit.    Gross profit for 2005 was $451.6 million, or 34.4% of net sales, as compared with $400.0 million, or 33.3% of net sales in 2004. The improvement in gross profit dollars for the 2005 period was attributable to the increase in sales volume in 2005 and an increase in gross profit as a percentage of net sales. The improvement in the gross profit percentage was primarily due to higher gross margins in the Action Sports segment as compared to 2004 and higher gross margin product sales resulting from K2’s acquisitions completed during or after the 2004 second quarter, particularly the acquisitions of Marmot and Ex Officio in the Apparel and Footwear segment.

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

In performing K2’s annual impairment test of indefinite-lived intangible assets in accordance with SFAS 142, K2 determined that the carrying value of certain indefinite-lived intangible assets associated with its Action Sports and Team Sports segments exceeded their estimated fair values. Consequently, K2 recorded non-cash intangible impairment charges of $28.8 million. Additionally, in performing the annual testing of goodwill in accordance with SFAS 142, K2 determined that impairment existed for each of the following reporting units in an amount equal to the carrying value of its goodwill, or $43.2 million for JT Sports, $101.1 million for Action Sports and $80.1 million for Team Sports and thus recorded non-cash intangible charges for those amounts. See Note 4-Intangible Assets and Goodwill of Notes to Consolidated Financial Statements for further details.

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

Interest Expense.    Interest expense was $30.4 million in 2005 as compared to $21.4 million in 2004. The increase in interest expense for 2005 was primarily attributable to higher average borrowing levels during 2005 as compared to 2004. Borrowings on average were higher in 2005 due to borrowings made to fund acquisitions and the seasonal working capital requirements of businesses acquired during 2004. Higher inventories as expected at Stearns and Rawlings also contributed to the increased average borrowings.

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

Segment information.    Total segment operating loss (before interest expense, corporate expenses, the gain on the sale of the composite utility and decorative light poles and related product lines and income taxes) was $161.8 million in 2005 compared to an operating profit of $95.1 million in 2004. See Note 13-Segment Data of Notes to Consolidated Financial Statements for the calculation of segment operating profit (loss).

In the Marine and Outdoor segment, operating profit improved to $49.0 million in 2005 as compared with an operating profit of $40.4 million in 2004. The increase in operating profit was mainly due to an increase in sales volume and a decrease in selling, general and administrative expenses as a percentage of net sales.

In the Action Sports segment, the operating loss was $77.6 million in 2005 as compared to an operating profit of $32.0 million in 2004. The decrease was due to a non-cash intangible charge of $108.1 million, decreased sales of snowboards, in-line skates and bikes (which business was licensed to a third party in third quarter 2005), partially offset by the acquisitions of Völkl and Marker in mid 2004 and the increase in net sales of K2 skis. Selling, general and administrative expenses also increased as a percentage of net sales largely due to the seasonality associated with the acquisitions of Völkl and Marker in mid 2004.

In the Team Sports segment, the operating loss was $148.9 million in 2005 as compared to an operating profit of $11.6 million in 2004. The decrease was due to a non-cash intangible charge of $145.1 million, decreased sales of paintball products, higher non-cash amortization charges of intangibles, and lower gross margins and higher selling, general and administrative expenses at K2 Licensed Products, partially offset by increased sales volume largely for the new sales for Miken bats, which was acquired in the fourth quarter of 2004 and an increase in gross profit margin as a percentage of sales.

In the Apparel and Footwear segment, operating profit was $15.7 million in 2005 as compared to $11.1 million in 2004. The improvement in operating profit dollars was attributable to the acquisitions of Marmot in June 2004 and Ex Officio in May 2004, which resulted in increased sales volume and higher gross margins during 2005, which included a full twelve months of operations of such acquisitions. The decline in operating profits in percentage terms is due to higher selling, general and administrative expenses due to the seasonality associated with the acquisition of Marmot in June 2004. Marmot has higher selling, general and administrative expenses as a percentage of net sales in the first and second quarters of the year due to lower sales volume as compared to the third and fourth quarters. Growth in Adio branded footwear sales also contributed to the increased sales volume.

Liquidity and Sources of Capital

Cash Flow Activity

K2’s operating activities provided $70.8 million of cash in 2006 as compared to $16.6 million during 2005. The increase in cash from operations during 2006 was largely attributable to an increase in payroll and other accrued liabilities of $23.7 million in 2006 compared to a decrease of $12.9 million in 2005, an increase in inventory of $10.9 million in 2006 compared to an increase of $31.5 million in 2005 and a decrease in accounts payable of $0.6 million in 2006 compared to a decrease of $14.2 million in 2005.

Net cash used for investing activities was $49.6 million in 2006 as compared to $51.6 million during 2005. The decrease in cash used in investing activities during 2006 was mainly attributable to a $10.6 million decrease in cash used in the purchase of property, plant and equipment and a $7.6 million increase in proceeds on the sale of property plant and equipment, partially offset by a $12.0 million increase in cash used for the purchase of businesses in 2006 as compared to 2005.

Net cash used in financing activities in 2006 was $18.2 million as compared with cash provided by financing activities of $21.7 million during 2005. The increase in cash used in financing activities during 2006 was primarily due to the repayment of long-term debt.

Capital Structure and Resources

K2’s principal long-term borrowing facility is a $250.0 million revolving credit facility (“Facility”), secured by all of K2’s assets in the United States, Canada and England. Total availability under the Facility is determined by a borrowing formula based on eligible trade receivables and inventory and defined advance rates. The Facility is expandable to $350.0 million, subject to certain conditions, and has a $100.0 million limit for the issuance of letters of credit. On February 21, 2006, K2 amended and restated its Facility, which extends the expiration date to February 21, 2011. Additionally, the Facility provides reduced pricing on borrowings and fees on unused commitments and provides more favorable covenants, including, among others, those relating to financial reporting, sale or disposition of assets, incurrence of other indebtedness, permitted investments and restricted payments or dividends.

At December 31, 2006, there were $82.9 million of borrowings outstanding under the Facility, $8.5 million of outstanding letter of credit issuances (consisting of $8.3 million of standby letters of credit and $0.2 million of trade letters of credit which expire over the next 12 months) and $157.5 million of available borrowing capacity. At December 31, 2006, K2 also had outstanding $75.0 million of 5.00% convertible senior debentures due June 2010 and $200.0 million of 7.375% senior unsecured notes due July 2014 (“Senior Notes”). At December 31, 2006, K2 had $34.0 million outstanding under various foreign lending arrangements.

Effective November 6, 2006, K2 entered into an agreement with the holder of K2’s $25.0 million 7.25% Convertible Subordinated Debentures issued in February 2003 and amended in June 2003 (collectively, “7.25% Debentures”), pursuant to which the holder agreed to convert all of the outstanding 7.25% Debentures into 2,097,315 shares of K2’s common stock. As an inducement to convert the 7.25% Debentures, K2 agreed to issue an additional 54,487 shares of common stock, including 13,278 shares for accrued interest.

A conversion premium of $0.5 million was recorded as debt extinguishment costs. Deferred debt costs of $0.7 million related to the 7.25% Debentures were written off to debt extinguishment costs.

K2 believes that the credit available under the Facility, together with cash flow from operations, will be sufficient for K2’s business needs during 2007. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada and England are subject to security interests pursuant to the Facility. In addition, K2’s Senior Notes place limitations on the incurrence of indebtedness by K2.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings, contractual obligations and certain other long-term liabilities of K2 at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Thousands)
Long-term debt (1)	$375,912	$3,424	$5,207	$159,655	$207,626
Operating leases (2)	79,742	18,871	23,587	15,151	22,133
Licensing arrangements (3)	10,274	4,450	4,644	655	525
Endorsement and sponsorship arrangements (4)	9,561	5,786	3,417	298	60
Pension contributions (5)	5,095	5,095	—	—	—

Total contractual cash obligations	$480,584	$37,626	$36,855	$175,759	$230,344

(1)	Includes principal payments contractually outstanding under K2’s lending arrangements. See Note 5-Borrowings and Other Financial Instruments of Notes to Consolidated Financial Statements.
(2)	In the ordinary course of business, K2 enters into operating leases for the use of buildings, machinery and equipment. These amounts represent the contractual minimum payments due under these agreements.
(3)	In the ordinary course of business, K2 enters into licensing arrangements whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.
(4)	In the ordinary course of business, K2 enters into endorsement and sponsorship contracts with athletes whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.
(5)	These amounts include estimated contributions for K2’s pension plans. See Note 8-Employee Retirement Benefits of Notes to Consolidated Financial Statements.

In addition to the amounts listed in the above table, K2 also has interest payment and fee obligations related to the long term debt as follows at December 31, 2006 (see also Note 5 of Notes to Consolidated Financial Statements):

•

Outstanding borrowings of $82.9 million under its $250 million secured bank revolving credit line due February 21, 2011 with interest payments due at LIBOR plus 1.125% to 1.875% or at the prime rate and a commitment fee of 0.25% on the unused portion.

•	$75 million convertible debentures, due June 15, 2010 with semi-annual interest payable at 5.00%.

•	$200 million senior notes, due July 1, 2014 with semi-annual interest payable at 7.375%.

•	Outstanding long term debt of $18.0 million under various foreign lending arrangements of which $3.4 million was due within one year. Interest rates on these borrowings range from 1.9% to 6.9%.

Off-Balance Sheet Arrangements

K2 did not enter into any off-balance sheet arrangements during 2006 or 2005, nor did K2 have any off-balance sheet arrangements outstanding at December 31, 2006 or 2005.

Environmental Matters

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At December 31, 2006 and 2005, K2 had recorded an estimated liability of approximately $0.8 million for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, results of operations or prospects.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. On December 31, 2006, K2 adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 has been applied prospectively and does not impact the Company’s prior year financial statements. See Note 8-Employee Retirement Benefits of Notes to Consolidated Financial Statements for further discussion of the effect of adopting SFAS 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the Untied States (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. K2 is currently evaluating the impact of the adoption of SFAS 157 on purchase price allocations in future business combinations and other areas where fair value measurements are used.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 16, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. K2 will adopt FIN 48 as of January 1, 2007 as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings (and other accounts as applicable). K2 is currently evaluating the impact, if any, of this interpretation on its financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”. SFAS 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS 133. Further, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of SFAS 155 is for those instruments acquired or issued after the beginning of K2’s fiscal year 2007. K2 does not anticipate that the adoption of SFAS 155 will have a material impact on its financial position or results of operations.

Critical Accounting Policies

K2’s discussion and analysis of its financial condition and results of operations are based upon K2’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires K2 to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

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

Adoption of SFAS 123R

On January 1, 2006, K2 adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123R”) which requires K2 to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS 123R eliminates the use of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (“APB 25”) and the option for pro forma disclosure in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). See Note 10-Share-based Compensation of Notes to Consolidated Financial Statements for share-based compensation disclosures.

SFAS 123R permits public companies to adopt its requirements using one of the two following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date based on both (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate prior periods based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) for all prior periods presented or (b) prior interim periods of the year of adoption. K2 adopted SFAS 123R using the modified-prospective method and therefore prior periods are not restated.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under previous guidance. This requirement may reduce operating cash flows and increases net financing cash flows in periods after adoption.

Prior to the adoption of SFAS 123R, K2 measured compensation cost for its employee share-based compensation plans using the intrinsic value method prescribed by APB 25 and related interpretations and provided pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS 123 had been applied. Compensation cost for stock options issued to employees was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

On May 17, 2005, the Compensation Committee of the Board of Directors of K2 approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers under the K2 stock option plans. An option was considered “out-of-the-money” if the stated exercise price was greater than $11.94 per share, the closing price of K2’s common stock on May 17, 2005, which was the last trading day before approval of the acceleration. Outstanding unvested options that had an exercise price equal to or less than $11.94 on May 17, 2005, will continue to vest under the terms of the original option agreements. As a result of this action, options to purchase approximately 2.1 million shares of K2’s common stock that would otherwise have vested over the next three years became fully vested. The options have a range of exercise prices of $12.51 to $14.30 and a weighted average exercise price of $13.14. Options held by non-employee directors were not affected. In addition, the Compensation Committee imposed a holding period that will require that all affected executive officers of the Company (on the date of acceleration) not sell shares acquired through the exercise of an accelerated option (other than shares needed to cover the exercise price and satisfying withholding taxes) prior to the earlier of the date on which exercise would have been permitted under the options’ original vesting terms or, if earlier, the executive officer’s last day of employment. The decision to accelerate the vesting of these options was made to reduce future compensation expense that is expected to be recorded in conjunction with K2’s adoption of SFAS 123R.

Determining Fair Value under SFAS 123R

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

Forfeitures.    SFAS 123R requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. K2 uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to the date of adoption of SFAS 123R, K2 accounted for forfeitures as they occurred.

Prior to the second quarter of 2006, K2 issued stock options and restricted stock awards subject to vesting conditions to employees and fully vested stock options to non-employee directors as share-based compensation. In the second quarter of 2006, K2 issued to employees a combination of stock options subject to vesting conditions only and restricted stock units that were subject to performance conditions in addition to vesting conditions as share-based compensation. For all performance conditions not met by the employees, the restricted stock units did not vest and all related share-based compensation expense recognized to date for these awards was reversed. Also in the second quarter of 2006, K2 issued to non-employee directors a combination of stock options and restricted stock units, subject to one-year vesting.

Revenue Recognition

K2 recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, products are shipped directly from K2 suppliers to K2 customers and revenue is recognized when the product is delivered to and accepted by the customer or a representative of the customer. K2 revenues may fluctuate in cases when K2’s customers delay accepting shipment of product for periods up to several weeks. Reserves for estimated returns are established based upon historical return rates and recorded as reductions of sales. Right of return is not provided to K2’s customers at the time of sale other than for K2’s failure to meet the terms of the customer’s order. The substantial reasons for such returns are late shipment of product unless a cancellation date was identified when the order was placed; incorrect items shipped; and defective merchandise. Return requests for late shipment or incorrect items shipped must be made within several days of receipt of the merchandise. Returns for defective merchandise are accepted based upon the specific warranty for the individual product. Returns are accepted only with pre-approval from K2.

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

Long-Lived and Finite-Lived Intangible Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to 11 years. Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, ranging from one to 50 years. Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." K2 assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, K2 reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.

K2 determined there were no indicators of impairment of long-lived assets as of December 31, 2006. However, future indicators or impairment tests of intangible assets with finite lives could result in a charge to earnings. K2 will continue to evaluate intangible assets on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements, trademarks, non-compete arrangements, and order backlog, which have weighted average useful lives of approximately 8 years, 8 years, 7 years, 7 years, 4 years and 3 years, respectively.

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

In performing its impairment test of indefinite-lived intangible assets, no impairment was identified for the year ended December 31, 2006.

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

K2 determined in accordance with SFAS 142 that K2’s segments meet the criteria for aggregation and therefore performed its analysis at the reporting segment level except for JT Sports. JT Sports is determined to be a component that is economically dissimilar enough to be considered a reporting unit under SFAS 142 and therefore subject to separate goodwill testing from the Marine and Outdoor, Action Sports, Team Sports and Apparel and Footwear reporting units.

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

In performing the fiscal 2006 annual test, K2 assumed an income tax rate of 35% and a discount rate of 11% for all reporting units. K2 assumed long-term sales growth rates for Marine and Outdoor of 0% and Apparel and Footwear of 5%. No impairment was identified in the first step of testing, and therefore no impairment charges were recorded for 2006.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. K2’s estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, income tax rate, determination of market comparables, weighting of valuation methods, technological change, economic conditions, or changes to K2’s business operations. Such changes may result in impairment charges recorded in future periods.

Income Taxes

Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. In accordance with SFAS No. 109, "Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realization of its deferred tax assets,

K2 considers all available positive and negative evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. In forecasting future taxable income, K2 considers (1) taxable income in prior carryback years, (2) future reversals of existing taxable temporary differences, (3) tax planning strategies, and (4) future taxable income, exclusive of reversing temporary differences and carryovers. These forecasts require significant judgment and assumptions to estimate future taxable income and are based on the plans and estimates that K2 uses to manage the underlying business. K2 has established a valuation allowance against its deferred tax assets in each jurisdiction where it cannot conclude that it is more likely than not that such assets will be realized. In the event that actual results differ from the forecasts or K2 adjusts the forecast or assumptions in the future, the resultant change in the valuation allowance could have a significant impact on future income tax expense.

K2 is subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of K2’s business there are calculations and transactions, including transfer pricing, where the ultimate tax determination is uncertain. In addition, changes in tax laws and regulations as well as adverse judicial rulings could adversely affect the income tax provision. K2 believes that it has adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. However, if these provided amounts prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which K2 determines that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds K2’s estimate of tax liabilities, an additional charge to expense would result.

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

K2 had a pension plan which covered certain employees of the Simplex Building Products division which K2 sold in 2000 (the “Simplex UAW Pension Plan”). This plan was merged with the K2 Pension Plan as of December 31, 2005.

Effective August 31, 2004, the domestic pension plan (the “K2 Pension Plan”) was amended to freeze the accrual of future benefits for all of the employees, except for about 20 employees subject to a collective bargaining agreement. This resulted in active participants no longer accruing benefits under the plan. Participants will remain eligible to receive benefits they have earned under the plan through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plan. Such employees subject to a collective bargaining agreement continued to accrue a benefit until September 16, 2006.

In addition to the plans discussed above, K2 also had five smaller defined benefit plans in the United Kingdom and in Germany (“foreign plans”).

Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on current market interest rates of long-term bonds as of December 31, 2006. There is no salary growth assumption on the domestic plan for the future due to the freezing of the plan on August 31, 2004, whereby no additional benefits will accrue. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary.

K2’s assumption related to the discount rate was 5.89% as of December 31, 2006 compared to 5.67% as of December 31, 2005. The expected return on assets assumption for 2006 was 7.75% compared to 8.25% as of December 31, 2005. During the year ended December 31, 2006, K2 made contributions totaling approximately $61,000 to the plan.

As of December 31, 2006, K2’s assumptions on the foreign plans related to the discount rate, projected compensation increases and expected return on assets were 4.69%, 4.16% and 4.53%, respectively, compared to 4.46%, 4.16% and 4.52%, respectively, as of December 31, 2005. During the year ended December 31, 2006, K2 made contributions totaling $1.1 million to the foreign plans.

Domestic plan pension expense for 2005 was approximately $2.5 million lower than for 2004. The 2005 decrease in pension expense was primarily attributable to the following: the plan freeze on August 31, 2004 resulting in a reduction in expense of approximately $2.8 million; better than expected 2004 asset returns resulting in a reduction to expense of approximately $0.1 million; and an offsetting increase of $0.4 million for a change in discount rate from 6.25% to 5.75%; and changes in participant demographics.

Domestic plan pension expense for 2006 was approximately $0.1 million higher than 2005. The 2006 increase in pension expense was primarily attributable to the following: a $0.2 million increase due to the decrease in the expected return on asset from 8.25% to 7.75%, a $0.2 million increase due to the change in discount rate from 5.75% to 5.67%; a $0.1 million increase due to worse than expected 2005 asset returns; and an offsetting $0.4 million decrease due to experience gain and other miscellaneous changes, including the passage of time.

For 2007, domestic plan pension expense is estimated to be approximately $0.5 million, a decrease of $0.3 million from 2006. This decrease in expense is attributable to the following: a $0.4 million decrease in expense due to an increase in the discount rate from 5.67% to 5.89%; a $0.3 million decrease due to miscellaneous changes, including the passage of time; $0.3 million increase in expense due to worse than expected asset returns in 2006; and $0.1 million increase due to the change in expected return on asset from 7.75% to 7.6%. K2 estimates a required cash contribution of approximately $5.1 million to the plans in 2007 in compliance with the Pension Protection Act of 2006.

Pension expense related to the foreign plans for 2005 was approximately $0.3 million higher than 2004. The 2005 increase in pension expense was primarily attributable to the following, which reflects the addition of German plans during 2004: a $0.1 million increase in service cost; and a $0.3 million increase in interest cost, partially offset by a $0.1 million increase in asset returns.

Pension expense related to the foreign plans for 2006 was $0.7 million, which was consistent with 2005. For 2007, pension expense for the foreign plans is estimated to be approximately $0.8 million, which is approximately $0.1 million higher than 2006. The increase is mainly due to a change in foreign exchange rates and a slight increase in the discount rate. K2 estimates a required cash contribution of approximately $1.2 million to the foreign plans in 2007.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Foreign Currency and Derivatives

K2 is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates can have on the reported results in the consolidated financial statements due to the translation of the results of operations and financial position of K2’s international subsidiaries. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over annual time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At December 31, 2006, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $43.9 million.

A majority of K2’s products are either manufactured in K2’s China manufacturing facility or sourced from Chinese suppliers, which requires the use of Yuan as the form of payment for labor, raw materials, supplies, overhead, transportation and facilities costs. In July 2005, the Chinese government announced that it would let the Yuan’s value float relative to other currencies within a narrow band. Since July 2005, the Yuan’s value versus the U.S. Dollar has increased by 6.5 percent. Should the Yuan continue to strengthen against the U.S. dollar, this could have a negative impact on K2’s future results of operations in the event K2 is unable to pass on the impact of the rising costs to its customers.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at year end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected first quarter 2007 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increased materials costs would likely be partially offset by a positive impact on revenues due to K2’s sales internationally and the conversion of those international sales to U.S. dollars.

Interest Rates

K2 is also exposed to interest rate risk in connection with its borrowings under its $250 million revolving credit facility which bears interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. K2 is also exposed to inherent rate risk in connection with its foreign credit lines. For the $75 million of convertible senior debentures, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of December 31, 2006, K2 had $275 million in principal amount of fixed rate debt represented by the convertible senior debentures and senior unsecured notes and $117.0 million of variable rate debt represented by borrowings under the revolving credit facilities and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of December 31, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.2 million on an annual basis. At December 31, 2006, up to $157.5 million of variable rate borrowings were available under K2’s $250 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. As of December 31, 2006, K2 had no such derivative financial instruments outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

K2 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2006	2005	2004
	(Thousands, except per share amounts)
Net sales	$1,394,656	$1,313,598	$1,200,727
Cost of products sold	901,326	861,955	800,678

Gross profit	493,330	451,643	400,049
Selling expenses	249,988	230,413	197,134
General and administrative expenses	157,918	147,076	121,895
Non-cash intangible impairment charges	—	253,154	—

Operating income (loss)	85,424	(179,000)	81,020
Interest expense	29,347	30,352	21,449
Debt extinguishment costs	1,231	—	—
Other income, net	(3,767)	(2,840)	(246)

Income (loss) before provision for income taxes	58,613	(206,512)	59,817
Provision for income taxes	20,925	5,049	20,876

Net income (loss)	$37,688	$(211,561)	$38,941

Basic earnings (loss) per share of Common Stock:	$0.80	$(4.57)	$0.97

Diluted earnings (loss) per share of Common Stock:	$0.74	$(4.57)	$0.86

Basic shares outstanding of Common Stock	47,341	46,272	40,285
Diluted shares outstanding of Common Stock	55,477	46,272	49,345

See notes to consolidated financial statements.

K2 INC.

CONSOLIDATED BALANCE SHEETS

	At December 31
	2006	2005
	(Thousands, except number of shares)
Assets
Current Assets
Cash and cash equivalents	$15,279	$11,797
Accounts receivable, less allowances for doubtful accounts of $19,462 (2006) and $15,315 (2005)	401,563	380,442
Inventories, net	384,983	359,028
Deferred income taxes	16,101	5,044
Prepaid expenses and other current assets	26,292	21,905

Total current assets	844,218	778,216
Property, Plant and Equipment
Land and land improvements	4,734	4,651
Buildings and leasehold improvements	71,254	69,251
Machinery and equipment	240,284	217,882
Construction in progress	3,182	3,418

	319,454	295,202
Less allowance for depreciation and amortization	176,104	151,147

	143,350	144,055
Other Assets
Goodwill	113,854	107,027
Tradenames	89,286	117,001
Other intangible assets, net	24,762	19,988
Other	19,984	24,289

Total Assets	$1,235,454	$1,190,576

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$16,071	$24,296
Accounts payable	94,806	93,470
Income taxes payable	28,778	31,946
Accrued payroll and related	42,666	40,555
Other accruals	97,797	85,256
Current portion of long-term debt	3,424	33,265

Total current liabilities	283,542	308,788
Long-term pension liabilities	25,130	26,758
Long-term debt	297,488	280,717
Deferred income taxes	14,657	21,286
Convertible debentures	75,000	99,003
Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 110,000,000 in 2006 and 2005 issued shares—50,177,601 in 2006 and 47,663,227 in 2005	50,178	47,663
Additional paid-in capital	531,421	503,624
Retained deficit	(27,315)	(65,003)
Treasury shares at cost, 763,140 in 2006 and 2005	(9,360)	(9,360)
Accumulated other comprehensive loss	(5,287)	(22,900)

Total Shareholders’ Equity	539,637	454,024

Total Liabilities and Shareholders’ Equity	$1,235,454	$1,190,576

See notes to consolidated financial statements.

K2 INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional paid-in capital	Retained earnings (deficit)	Employee Stock Ownership Plan and stock option loans	Treasury shares, at cost	Accumulated other comprehensive loss	Total
	(Thousands)
Balance at December 31, 2003	$34,147	$313,142	$107,617	$(1,214)	$(9,107)	$(10,545)	$434,040
Net income for the year 2004			38,941				38,941
Translation adjustments						10,276	10,276
Change in minimum pension liability, net of $2,838 in taxes						(5,270)	(5,270)
Net unrealized gain on derivative instruments, net of $575 in taxes						1,089	1,089

Comprehensive income							45,036
Shares issued in connection with acquisitions	6,313	95,327					101,640
Shares issued in connection with equity offering, net	6,400	87,180					93,580
Exercise of stock options and warrants	683	4,368					5,051
Income tax benefit on stock option exercises		2,100					2,100
Amortization of restricted stock awards		199					199
Employee Stock Ownership Plan, amortization and loan repayment				1,214			1,214
Other items		6					6

Balance at December 31, 2004	47,543	502,322	146,558	—	(9,107)	(4,450)	682,866
Net loss for the year 2005			(211,561)				(211,561)
Translation adjustments						(16,325)	(16,325)
Change in minimum pension liability, net of $606 in taxes						(2,945)	(2,945)
Net unrealized gain on derivative instruments, net of $123 in taxes						820	820

Comprehensive loss							(230,011)
Shares canceled in connection with acquisitions	(6)	(80)			(253)		(339)
Stock option modification		67					67
Exercise of stock options and warrants	88	535					623
Amortization of restricted stock awards	38	780					818

Balance at December 31, 2005	47,663	503,624	(65,003)	—	(9,360)	(22,900)	454,024
Net income for the year 2006			37,688				37,688
Translation adjustments						13,575	13,575
Change in minimum pension liability, net of $606 in taxes						4,017	4,017
Change in Director’s pension plan liability, net of $0 in taxes						(1,043)	(1,043)
Net unrealized gain on derivative instruments, net of $614 in taxes						1,064	1,064

Comprehensive income							55,301
Shares issued in connection with conversion of debentures	2,152	22,993					25,145
Stock compensation expense		843					843
Stock option modification		40					40
Exercise of stock options	290	1,928					2,218
Income tax benefit on stock option exercises		464					464
Amortization of restricted stock awards	73	1,529					1,602

Balance at December 31, 2006	$50,178	$531,421	$(27,315)	$—	$(9,360)	$(5,287)	$539,637

See notes to consolidated financial statements.

K2 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2006	2005	2004
	(Thousands)
Operating Activities
Net income (loss)	$37,688	$(211,561)	$38,941
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets	(1,252)	—	(206)
Gain on termination of SERP and cash surrender value of life insurance	(2,215)	—	—
Depreciation of property, plant and equipment	29,901	30,202	23,721
Amortization of intangibles and increase in fair value of inventories from acquisitions	5,225	4,333	8,561
Amortization of deferred debt and warrant costs	2,323	2,500	3,073
Debt extinguishment costs	1,231	—	—
Non-cash stock compensation charges	2,485	885	224
Non-cash intangible impairment charges	—	253,154	—
Deferred taxes	(363)	(4,097)	4,750
Increase (decrease) in long-term pension liabilities	(1,628)	9,904	5,681
Changes in operating assets and liabilities:
Accounts receivable, net	(10,707)	(11,168)	(102,658)
Inventories, net	(10,933)	(31,477)	8,166
Prepaid expenses and other current assets	(3,986)	998	1,661
Accounts payable	(584)	(14,227)	(5,035)
Payroll and other accrued liabilities	23,650	(12,865)	26,964

Net cash provided by operations	70,835	16,581	13,843
Investing Activities
Property, plant and equipment expenditures	(31,252)	(41,901)	(36,297)
Proceeds on sale of property, plant and equipment	11,152	3,571	1,245
Purchases of businesses, net of cash acquired	(28,474)	(16,466)	(175,838)
Other items, net	(997)	3,204	(6,359)

Net cash used in investing activities	(49,571)	(51,592)	(217,249)
Financing Activities
Issuance of senior notes	—	—	200,000
Borrowings under long-term debt	1,052,502	1,024,500	738,366
Payments of long-term debt	(1,065,174)	(995,936)	(788,489)
Net decrease in short-term bank loans	(8,225)	(7,445)	(32,531)
Net proceeds from equity issuance	—	—	93,580
Debt conversion costs	—	—	(8,591)
Proceeds received from exercise of stock options and warrants	2,682	623	5,051

Net cash (used in) provided by financing activities	(18,215)	21,742	207,386
Effects of foreign exchange rates on cash and cash equivalents	433	(567)	397

Net increase (decrease) in cash and cash equivalents	3,482	(13,836)	4,377
Cash and cash equivalents at beginning of year	11,797	25,633	21,256

Cash and cash equivalents at end of year	$15,279	$11,797	$25,633

Non-Cash Investing and Financing Activities
Conversion of debentures and related costs	24,401	—	—
Reduction of acquired intangible assets due to reduction of deferred tax valuation reserves and other reserves established on acquisition	34,213	10,916	2,133

See notes to consolidated financial statements.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 1—Summary of Significant Accounting Policies

Organization

K2 is a consumer products company with a portfolio of brands including Shakespeare, Pflueger, Stearns, Sevylor, Sospenders and Hodgman in the Marine and Outdoor segment; Rawlings, Worth, Miken and Brass Eagle in the Team Sports segment; K2, Völkl, Marker, and Ride in the Action Sports segment; and Adio, Marmot and Ex Officio in the Apparel and Footwear segment. The Marine and Outdoor segment represented $407.6 million, or 29.2%, of K2’s 2006 consolidated net sales; the Action Sports segment represented $421.4 million, or 30.2% of 2006 consolidated net sales; the Team Sports segment represented of $383.4 million, or 27.5% of 2006 consolidated net sales; and K2’s Apparel and Footwear segment represented of $182.3 million, or 13.1% of 2006 consolidated net sales.

Principles of Consolidation

The consolidated financial statements include the accounts of K2 and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

K2 maintains its books using a 52/53 week year ending on the last Sunday of December. For purposes of the consolidated financial statements, the year end is stated as of December 31. Fiscal year 2006 includes 53 weeks versus 52 weeks in fiscal years 2005 and 2004. Beginning in 2007, K2 will change to a calendar year ending on December 31, rather than a 52/53 week method.

Revenue Recognition

K2 recognizes revenue from product sales when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. In some instances, products are shipped directly from K2 suppliers to K2 customers and revenue is recognized when the product is delivered to and accepted by the customer or a representative of the customer. K2 revenues may fluctuate in cases when K2’s customers delay accepting shipment of product for periods up to several weeks. Reserves for estimated returns are established based upon historical return rates and recorded as reductions of sales. Right of return is not provided to K2’s customers at the time of sale other than for K2’s failure to meet the terms of the customer’s order. The substantial reasons for such returns are late shipment of product unless a cancellation date was identified when the order was placed; incorrect items shipped; and defective merchandise. Return requests for late shipment or incorrect items shipped must be made within several days of receipt of the merchandise. Returns for defective merchandise are accepted based upon the specific warranty for the individual product. Returns are accepted only with pre-approval from K2.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions affecting the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 1—Summary of Significant Accounting Policies (Continued)

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

Accounts Receivable and Allowances

Accounts receivable are the result of K2’s worldwide sales activities. Although K2’s credit risk is spread across a large number of customers within a wide geographic area, periodic concentrations within a specific industry occur due to the seasonality of its businesses and with certain customers as the result of K2’s acquisition activities. At December 31, 2006 and 2005, K2’s receivables from sporting goods retailers who sell skis, bindings, in-line skates and snowboards amounted to 49% and 48%, respectively, of total receivables. K2 generally does not require collateral but performs periodic credit evaluations to manage its credit risk.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 1—Summary of Significant Accounting Policies (Continued)

Long-Lived and Finite-Lived Intangible Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to 11 years. Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, ranging from one to 50 years. At December 31, 2006, the weighted average useful life for buildings and leasehold improvements was 24.4 years and for machinery and equipment was 8.9 years.

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

K2 determined there were no indicators of impairment of long-lived assets as of December 31, 2006. However, future indicators or impairment tests of intangible assets with finite lives could result in a charge to earnings. K2 will continue to evaluate intangible assets on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements, trademarks, non-compete arrangements, and order backlog which have weighted average useful lives of approximately 8 years, 8 years, 7 years, 7 years, 4 years and 3 years, respectively.

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 1—Summary of Significant Accounting Policies (Continued)

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

The following activity related to product warranty liabilities:

	2006	2005	2004
	(Thousands)
Balance at January 1	$10,446	$9,691	$5,526
Charged to costs and expenses	12,741	11,366	8,394
Increase to reserve resulting from acquisitions	428	—	2,618
Amounts charged to reserve	(12,158)	(10,611)	(6,847)

Balance at December 31	$11,457	$10,446	$9,691

Income Taxes

Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realization of its deferred tax assets, K2 considers all available positive and negative evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. In forecasting future taxable income, K2 considers (1) taxable income in prior carryback years, (2) future reversals of existing taxable temporary differences, (3) tax planning strategies, and (4) future taxable income, exclusive of reversing temporary differences and carryovers. These forecasts require significant judgment and assumptions to estimate future taxable income and are based on the plans and estimates that K2 uses to manage the underlying business. K2 has established a valuation allowance against its deferred tax assets in each jurisdiction where it cannot conclude that it is more likely than not that such assets will be realized. In the event that actual results differ from the forecasts or K2 adjusts the forecast or assumptions in the future, the resultant change in the valuation allowance could have a significant impact on future income tax expense.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 1—Summary of Significant Accounting Policies (Continued)

K2 is subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of K2’s business there are calculations and transactions, including transfer pricing, where the ultimate tax determination is uncertain. In addition, changes in tax laws and regulations as well as adverse judicial rulings could adversely affect the income tax provision. K2 believes that it has adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. However, if these provided amounts prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which K2 determines that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds K2’s estimate of tax liabilities, an additional charge to expense would result.

Pensions

As described in Note 8, K2 sponsors a noncontributory defined benefit pension plan (“K2 Pension Plan”) that covers approximately 750 of its domestic employees. K2 also has five smaller defined benefit plans in the United Kingdom and Germany. Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets.

Share-Based Compensation

On January 1, 2006, K2 adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123R”) when accounting for share-based compensation. SFAS 123R requires K2 to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS 123R eliminates the use of APB 25 and the option for pro forma disclosure in accordance with SFAS 123. See Note 10 for share-based compensation disclosures.

SFAS 123R permits public companies to adopt its requirements using one of the two following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date based on both (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate prior periods based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) for all prior periods presented or (b) prior interim periods of the year of adoption. K2 adopted SFAS 123R using the modified-prospective method and therefore prior periods are not restated.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a cash flow from financing activities, rather than a cash flow from operating activities as required under previous guidance. This requirement may reduce operating cash flows and increase net financing cash flows in periods after adoption.

Prior to the adoption of SFAS 123R, K2 measured compensation cost for its employee share-based compensation plans using the intrinsic value method prescribed by APB 25 and related interpretations and

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 1—Summary of Significant Accounting Policies (Continued)

provided pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS 123 had been applied. Compensation cost for stock options issued to employees was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. See Note 10 for pro forma disclosures required under SFAS 123 for years ended December 31, 2005 and 2004.

Shipping and Handling Costs

K2 reports freight billed to customers as a component of net sales and related freight costs are reflected primarily in selling expenses. The amount of freight costs reflected in selling expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $21.7 million, $18.6 million and $16.9 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004 amounted to $47.1 million, $42.5 million and $25.3 million, respectively.

Research and Development

Consistent with K2’s business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, K2 maintains decentralized research and development departments at several of its manufacturing centers, which are engaged in product development and the search for new applications and manufacturing processes. Expenditures for research and development activities for the years ended December 31, 2006, 2005 and 2004 totaled approximately $22.7 million, $20.7 million and $14.5 million, respectively.

Other Income, net

Other income generally includes foreign exchange gains and losses not related to operating activities, gains or losses on investments and other miscellaneous income and expenses.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 1—Summary of Significant Accounting Policies (Continued)

for similar types of assets and liabilities. This statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. On December 31, 2006, K2 adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 has been applied prospectively and does not impact the Company’s prior year financial statements. See Note 8 for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. K2 is currently evaluating the impact of the adoption of SFAS 157 on purchase price allocations in future business combinations and other areas where fair value measurements are used.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ended after November 16, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. K2 will adopt FIN 48 as of January 1, 2007 as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings (and other accounts as applicable). K2 is currently evaluating the impact, if any, of this interpretation on its financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”. SFAS 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies that both interest-only and principal-only strips are not subject to the provision of

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 1—Summary of Significant Accounting Policies (Continued)

SFAS 133. Further, SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of SFAS 155 is for those instruments acquired or issued after the beginning of K2’s fiscal year 2007. K2 does not anticipate that the adoption of SFAS 155 will have a material impact on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—Acquisitions

During the 2006 second quarter, K2 completed two acquisitions, including substantially all of the assets of Xtools, LLC, a business engaged in the design, manufacturing, selling and distribution of fishing accessories, and TrakSports USA Inc., a business engaged in the design, selling and distribution of nordic skis. In December 2006, through the purchase of assets and stock of certain subsidiaries, K2 completed the acquisition of substantially all of the assets of Sevylor, Inc., a business engaged in the design, selling and distribution of inflatable water sports products (including all of the equity interests of two foreign subsidiaries). The purchase price for these assets was paid in cash. The results of the operations of these three companies were included in the consolidated financial statements of K2 beginning with the date of the applicable acquisition.

These transactions were accounted for under the purchase method of accounting, and accordingly the purchased assets and assumed liabilities were recorded at their estimated fair values at the date of the acquisition. The combined purchase price allocation for the three acquisitions resulted in an excess of the purchase price over net tangible assets acquired of approximately $22.3 million.

The excess amounts of the three transactions were allocated to intangible assets with finite and indefinite lives including: customer relationships, non-compete and supply agreements, and patents of $9.3 million with a weighted average life of 7.8 years; tradenames with an indefinite life not subject to amortization of $2.6 million; and goodwill not subject to amortization of $10.4 million. However, the allocation of the excess purchase price over the net tangible assets acquired related to Sevylor is preliminary. K2 expects to complete the allocation by the second quarter of 2007.

During the 2005 second quarter, K2 completed two acquisitions, including substantially all of the assets of Hodgman, Inc., and the stock of JRC Products Limited.

During 2004, K2 completed nine acquisitions, including the acquisitions of Fotoball USA, Inc. (later renamed K2 Licensed Products, Inc.) on January 23, 2004, Ex Officio on May 12, 2004, Marmot on June 30, 2004 and Völkl and Marker on July 7, 2004 as well as five smaller acquisitions.

At December 31, 2006, there was approximately $2.3 million of cash and 29,175 shares of K2 common stock held in escrow or due for payment relating to certain acquisitions. The cash and shares will be released from escrow during 2007 through 2008 subject to final agreement between K2 and the selling parties. The cash and shares in escrow as well as future cash payments due have been reflected in the purchase price of the related acquisitions. Shares held in escrow are reflected in the calculation of diluted earnings per share for certain periods presented.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 2—Acquisitions (Continued)

Pro forma results of operations of K2’s acquisitions completed during 2005 and 2006 have not been presented because the effects of these acquisitions were not material on either an individual basis or aggregate basis to K2’s consolidated results of operations. Pursuant to the acquisitions made by K2 during 2005 and 2004, K2 approved restructuring and exit plans related to the closure of certain facilities of the acquired companies. In accordance with Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” K2 established reserves for employee severance, employee relocation costs and lease termination costs totaling approximately $0.6 million and $11.0 million during 2005 and 2004, respectively.

These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2005 or 2004. No new reserves were established during 2006.

The following table summarizes the activity in 2005 and 2006:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Balance at December 31, 2004	$6,990	$368	$7,358	$5,197	$12,555
Reserves established in conjunction with acquisitions	205	—	205	422	627
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(2,644)	—	(2,644)	(1,582)	(4,226)
Utilized in 2005	(3,205)	(125)	(3,330)	(1,906)	(5,236)

Balance at December 31, 2005	$1,346	$243	$1,589	$2,131	$3,720

Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(51)	—	(51)	(72)	(123)
Utilized in 2006	(1,295)	(153)	(1,448)	(1,194)	(2,642)

Balance at December 31, 2006	$—	$90	$90	$865	$955

K2 believes that the remaining reserves for restructuring are adequate to complete its restructuring and exit plans.

Inventories consisted of the following at December 31:

	2006	2005
	(Thousands)
Finished goods	$282,692	$266,340
Work in process	18,694	18,796
Raw materials	83,597	73,892

Total inventories	$384,983	$359,028

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 4—Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following at December 31:

	Weighted Average Useful Life	2006			2005
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Impairment Charge (a)	Net Book Value
		(Thousands)
Intangibles subject to amortization:
Patents	7.8 years	$17,084	$7,766	$9,318	$16,164	$4,729	—	$11,435
Customer contracts/relationships	8.2 years	16,463	3,815	12,648	8,215	2,689	—	5,526
Licensing agreements	6.6 years	3,278	1,853	1,425	2,795	1,357	—	1,438
Trademarks	6.9 years	1,075	434	641	955	279	—	676
Non-compete agreements	4.2 years	1,686	1,064	622	1,574	661	—	913
Order backlog and other	3.0 years	108	—	108	1,560	1,560	—	—

		39,694	14,932	24,762	31,263	11,275	—	19,988
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor		5,891	—	5,891	3,252	—	—	3,252
Action Sports		41,044	—	41,044	55,261	—	6,967	48,294
Team Sports		20,751	—	20,751	65,716	—	21,861	43,855
Apparel and Footwear		21,600	—	21,600	21,600	—	—	21,600
Goodwill				—
Marine and Outdoor		36,604	—	36,604	26,959	—	—	26,959
Action Sports		668	—	668	101,104	—	101,104	—
Team Sports		—	—	—	123,222	—	123,222	—
Apparel and Footwear		76,582	—	76,582	80,068	—	—	80,068

		203,140	—	203,140	477,182	—	253,154	224,028
Total intangibles and goodwill		$242,834	$14,932	$227,902	$508,445	$11,275	$253,154	$244,016

(a)	Non-cash intangible impairment charges as a result of annual testing in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 4—Intangible Assets and Goodwill (Continued)

The increase in intangibles and goodwill subject to and not subject to amortization at December 31, 2006 from December 31, 2005 is due to K2’s acquisition activities during 2006 as follows:

	December 31, 2005 Net Book Value	2006 Activity			December 31, 2006 Net Book Value
		Purchase Price Allocation (a)	Other Activity (b)	Amortization
	(Thousands)
Intangibles subject to amortization:
Patents	$11,435	$225	$703	$(3,045)	$9,318
Customer contracts/relationships	5,526	8,796	(548)	(1,126)	12,648
Licensing agreements	1,438	—	483	(496)	1,425
Tradenames/trademarks	676	120	—	(155)	641
Non-compete agreements	913	112	—	(403)	622
Order backlog and other	—	108	—	—	108

	19,988	9,361	638	(5,225)	24,762
Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor	3,252	2,639	—	—	5,891
Action Sports	48,294	—	(7,250)	—	41,044
Team Sports	43,855	—	(23,104)	—	20,751
Apparel and Footwear	21,600	—		—	21,600
Goodwill
Marine and Outdoor	26,959	9,959	(314)	—	36,604
Action Sports	—	668	—	—	668
Team Sports	—	—	—	—	—
Apparel and Footwear	80,068	—	(3,486)	—	76,582

	224,028	13,266	(34,154)	—	203,140
Total intangibles and goodwill	$244,016	$22,627	$(33,516)	$(5,225)	$227,902

(a)	Amounts in this column represent the allocation of purchase price to intangibles in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”) and adjustments to the preliminary purchase price allocations.
(b)	Amounts in this column represent either additions to intangibles not related to purchased intangibles, the effects of foreign currency translation, a reduction in intangibles to reflect the utilization and projected benefits of acquired deferred tax assets, or a reduction in the reserves established upon acquisition in accordance with SFAS 141.

Amortization expense for intangibles subject to amortization was approximately $5.2 million for the year ended December 31, 2006. Amortization expense of intangible assets subject to amortization is estimated to be approximately $5.2 million during 2007, approximately $4.4 million during 2008, approximately $3.1 million during 2009, approximately $2.5 million during 2010 and approximately $2.0 million during 2011.

K2 determined in accordance with SFAS 142 that K2’s segments meet the criteria for aggregation and therefore performed its analysis at the operating segment level except for JT Sports. JT Sports is determined to be a component that is economically dissimilar enough to be considered a ”reporting unit” under SFAS 142 and therefore subject to separate goodwill testing from the Action Sports, Team Sports, Marine and Outdoor and Apparel and Footwear reporting units.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 4—Intangible Assets and Goodwill (Continued)

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

In performing the fiscal 2006 annual test, K2 assumed an income tax rate of 35% and a discount rate of 11% for all reporting units. K2 assumed long-term sales growth rates for Marine and Outdoor of 0% and Apparel and Footwear of 5%. No impairment was identified in the first step of testing.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. K2’s estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, income tax rate, determination of market comparables, technological change, economic conditions, or changes to K2’s business operations. Such changes may result in impairment charges recorded in future periods.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

During the 2005 impairment testing of indefinite-lived intangible assets and goodwill, K2 determined that the carrying value of certain indefinite-lived intangible assets and goodwill associated with its Action Sports and Team Sports segments exceeded their estimated fair values. Consequently, K2 recorded impairment charges of $253.2 million during for the year ended December 31, 2005.

Note 5—Borrowings and Other Financial Instruments

K2’s principal long-term borrowing facility, as amended and restated, is a five-year, $250 million revolving credit facility (“Facility”) expiring on February 21, 2011 with several banks and other financial institutions. The Facility is expandable to $350 million subject to certain conditions. The Facility has a $100 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada and England. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada and England, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid. As of December 31, 2006, borrowings bear a rate equal to the prime rate, or a LIBOR interest rate plus 1.375%, and the Facility had an unused commitment fee of 0.25%. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 5—Borrowings and Other Financial Instruments (Continued)

At December 31, 2006, borrowings of $82.9 million were outstanding under the Facility bearing an average interest rate of 6.58%. At December 31, 2006, there were also letters of credit outstanding under the Facility of $8.5 million (consisting of $8.3 million of standby letters of credit and $0.2 million of trade letters of credit expiring over the next 12 months). Pursuant to the terms of the Facility, an additional $157.5 million was available for borrowing at December 31, 2006.

At December 31, 2006, K2 had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The 5% Debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At December 31, 2006, K2 also had $16.0 million and $18.0 million outstanding under short-term and long-term foreign lending arrangements, respectively. K2 had approximately $64.3 million of additional availability for borrowing at December 31, 2006 under foreign arrangements. The short-term facilities generally have no termination date but are reviewed annually for renewal and are denominated in the subsidiaries’ local currencies. At December 31, 2006, interest rates on the foreign facilities ranged from 1.3% to 8.1%. The weighted average interest rates on the foreign facilities as of December 31, 2006 and 2005 were 4.48% and 4.74%, respectively.

At December 31, 2006, K2 also had $200 million of 7.375% senior unsecured notes (“Senior Notes”) due July 1, 2014. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

Effective November 6, 2006, K2 entered into an agreement with the holder of K2’s $25.0 million 7.25% Convertible Subordinated Debentures issued in February 2003 and amended in June 2003 (collectively, “7.25% Debentures”), pursuant to which the holder agreed to convert all of the outstanding 7.25% Debentures into 2,097,315 shares of K2’s common stock. As an inducement to convert the 7.25% Debentures, K2 agreed to issue an additional 54,487 shares of common stock, including 13,278 shares for accrued interest. A conversion premium of $0.5 million was recorded as debt extinguishment costs. Capitalized debt costs of $0.7 million related to the 7.25% Debentures were written off to debt extinguishment costs. Capitalized warrant costs of $0.6 million that were recorded as a discount to the debentures were reclassified to equity.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 5—Borrowings and Other Financial Instruments (Continued)

The principal components of long-term debt at December 31 were:

	2006	2005
	(Thousands)	(Thousands)
$250 million five-year secured bank revolving credit line due February 21, 2011, interest payments due at LIBOR plus 1.125% to 1.875% or at the prime rate and a commitment fee of 0.25% on the unused portion of the line through February 21, 2011.	$82,938	$95,286
$75 million convertible debentures, due June 15, 2010 with semi-annual interest payable at 5.00%	75,000	75,000
$25 million convertible subordinated debentures, due March 3, 2010 with quarterly interest payable at 7.25%	—	25,000
$200 million senior notes, due July 1, 2014 with semi-annual interest payable at 7.375%	200,000	200,000
Foreign lending arrangements	17,974	18,696

	375,912	413,982
Less-unamortized warrant discount	—	(997)
Less-amounts due within one year	(3,424)	(3,265)
Less- reclassification of payments on revolving credit facility to current	—	(30,000)

	$372,488	$379,720

The principal amount of long-term debts contractually maturing in each of the five years ended December 31 following 2006 is:

2007	$3,424
2008	4,196
2009	1,011
2010	75,858
2011	83,796
Thereafter	207,627

$375,912

Interest paid on short and long-term debt for the years ended December 31, 2006, 2005 and 2004 was $26.9 million, $27.9 million and $11.5 million, respectively.

The carrying amounts for the short-term lines of credit and the long-term bank revolving credit line approximate their fair value since floating interest rates are charged, which approximate market rates. The carrying amounts of the 5% Debentures and the Senior Notes approximate fair value, as management believes that the rates on these instruments approximate market rates for these instruments.

K2, including its foreign subsidiaries, enters into forward exchange contracts to hedge certain firm and anticipated purchase commitments, which are denominated in U.S. or foreign currencies. The purpose of the foreign currency hedging activities is to reduce K2’s risk of fluctuating exchange rates. K2’s forward contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce K2’s exposure to identified risks. The ineffective portion of derivative transactions was not material to the results

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 5—Borrowings and Other Financial Instruments (Continued)

of operations for the year ended December 31, 2006. At December 31, 2006, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $43.9 million and the fair value of these contracts included an unrealized gain of $0.8 million, net of taxes, which was reflected as an increase to accumulated other comprehensive loss and as a current asset on the consolidated balance sheet. The fair value of these contracts will be recognized in cost of products sold when the related inventory is sold, which is expected to be within one year. Counterparties on foreign exchange contracts expose K2 to credit losses in the event of non- performance, but K2 does not anticipate non-performance based on the credit ratings of the financial institutions.

Note 6—Income Taxes

Income (loss) from operations before provision (benefit) for income taxes for the years ended December 31 was taxed under the following jurisdictions:

	2006	2005	2004
		(Thousands)
Domestic	$21,671	$(175,280)	$22,497
Foreign	36,942	(31,232)	37,320

	$58,613	$(206,512)	$59,817

Components of the provision (benefit) for income taxes applicable to operations for the three years ended December 31 are:

	2006		2005		2004
	Current	Deferred	Current	Deferred	Current	Deferred
	(Thousands)
Federal	$550	$8,926	$(658)	$(22,194)	$(1,052)	$10,429
State	708	1,314	726	(2,681)	475	1,227
Foreign	9,255	(1,051)	5,395	(636)	10,067	(270)
Valuation allowance	—	1,223	—	25,097	—	—

	$10,513	$10,412	$5,463	$(414)	$9,490	$11,386

The principal elements accounting for the difference between the statutory federal income tax rate and the effective tax rate for the three years ended December 31 are:

	2006	2005	2004
		(Percent)
Statutory federal income tax rate	35.0	(35.0)	35.0
State income tax effect, net of federal benefit	2.2	(0.4)	1.7
Tax rate differential on foreign earnings	(4.8)	(1.3)	(3.7)
Non deductible goodwill	—	27.1	—
Valuation allowance	1.2	12.2	—
Other	2.1	(0.2)	1.9

	35.7	2.4	34.9

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 6—Income Taxes (Continued)

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. U.S. income taxes and foreign withholding taxes were not provided on approximately $103.2 million of undistributed earnings of foreign subsidiaries. K2 intends to reinvest these earnings indefinitely in K2’s foreign subsidiaries. It is not practical to determine the amount of income tax payable in the event K2 repatriated all undistributed foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, K2 would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment for foreign taxes.

K2 is subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of K2’s business there are calculations and transactions where the ultimate tax determination is uncertain. K2 believes that it has adequately provided for income tax issues not yet resolved with federal, state, local and foreign tax authorities. If these amounts provided prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which K2 determines that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds K2’s estimate of tax liabilities, an additional charge to expense would result.

During 2005, K2 upgraded its ongoing Unilateral Advance Pricing Negotiation with the Internal Revenue Service (“IRS”) to a Bilateral Advance Pricing Agreement Negotiation between the IRS and the Federal Republic of Germany (“Germany”) for approval of an intercompany transfer pricing methodology. Obtaining approval from the respective taxing jurisdictions would formalize the utilization of net operating losses in Germany, and the recovery of prior taxes paid in the United States. K2 will continue to file its United States and German tax returns using this transfer pricing methodology. Although K2 has already received tentative refunds as a result of the adjustment, the full tax benefit of such refunds has not been included into income as the negotiations are ongoing. K2 believes it has adequately provided for this issue. K2 currently has a $4.0 million reserve for these refunds, pending the outcome of the discussions with the relevant tax authorities. Approval of this transfer pricing methodology could generate a significant reduction to K2’s income tax expense in the future.

The IRS is currently conducting an audit of K2’s U.S. federal income tax returns for the 2001 through 2004 tax years. The Company does not believe that the outcome of these matters will have a material adverse effect on the consolidated results of operations or consolidated financial position.

Three of K2’s German subsidiaries are currently under examination by the German taxing authorities. The Company does not believe that the outcome of these examinations will have a material adverse effect on the consolidated results of operations or consolidated position.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 6—Income Taxes (Continued)

Deferred tax assets and liabilities are comprised of the following at December 31:

	2006	2005
	(Thousands)
Deferred Tax Assets:
Insurance accruals	$2,923	$2,253
Foreign loss carryovers	1,914	535
Domestic loss carryovers	12,621	22,988
Bad debt reserve	5,636	3,880
Inventory reserve	5,311	4,160
Warranty reserve	2,428	2,531
Advertising reserve	2,101	2,552
Uniform capitalization	2,000	1,701
Legal reserve	3,765	268
Restructure & contingency reserve	1,926	10,259
Pension accrual	8,047	7,759
Other	10,172	9,271

	58,844	68,157
Valuation allowance	(45,147)	(62,257)

Deferred Tax Assets	$13,697	$5,900

Deferred Tax Liabilities:
Tradename and other intangibles	$(1,523)	$(7,459)
Property, plant and equipment	(7,926)	(8,286)
Other	(2,804)	(6,397)

Deferred Tax Liabilities	(12,253)	(22,142)

Net Deferred Tax Asset (Liability)	$1,444	$(16,242)

Valuation allowances have been established against certain of these deferred tax assets to the extent that K2 can not conclude that it is more likely than not such deferred tax assets will be realized. Due to uncertainty regarding the realizability of its net deferred tax assets, K2 established an additional valuation allowance of approximately $25.1 million in 2005. Subsequent increases or decreases to this valuation allowance will affect income tax expense.

As a result of its recent acquisitions, K2 has recorded deferred tax assets and liabilities for cumulative temporary differences that existed at the time of the acquisition as well as purchase accounting reserves that have been established related to these acquisitions. Valuation allowances have been established against certain of these acquired deferred tax assets. Subsequent recognition of these acquisition-related tax benefits (i.e., by elimination of that valuation allowance) will be first applied to reduce the remaining balance of goodwill, and then other non-current intangible assets related to that acquisition until exhausted, and then to reduce income tax expense. K2 recognized tax benefits that reduced the goodwill and other, non-current intangible assets of such acquisitions in the amounts of $18.2 million, $3.5 million and $2.6 million for 2006, 2005 and 2004, respectively. Most of the recognized tax benefits of $18.2 million in 2006 reduced intangible assets for which certain deferred tax liabilities had been established. Since these intangibles were reduced as described above, there is a corresponding reduction to the deferred tax liabilities that results in an additional $10 million reduction to both deferred tax

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 6—Income Taxes (Continued)

liabilities and intangible assets. At December 31, 2006, of the approximately $45 million of valuation allowance, $15.2 million relates to acquired deferred tax assets for which subsequently recognized tax benefits will be first applied to reduce the remaining balance of goodwill, and then other non-current intangible assets related to that acquisition until exhausted, and then to reduce income tax expense.

As of December 31, 2006, K2 has total available U.S. federal net operating loss carryovers of approximately $62 million, which begin to expire in 2017. K2 also has corresponding state operating loss carryovers for a number of different jurisdictions. Most of these carryovers relate to the acquisitions which are described below.

At the acquisition date of Ride Inc. (“Ride”) in 1999, Ride had approximately $30 million of U.S. federal net operating loss carryovers. The ability of K2 to utilize these losses to reduce future tax due is subject to an annual Internal Revenue Code §382 limitation. As of December 31, 2006, K2 had approximately $24 million of Ride’s U.S. federal net operating loss carryovers remaining, and had recorded a deferred tax asset for these net operating loss carryovers of only $0.5 million due to uncertainties regarding its realization. These net operating loss carryovers begin to expire in 2017. For financial reporting purposes, subsequently recognized tax benefits in excess of this deferred tax asset would reduce income tax expense.

At the acquisition date of Rawlings Sporting Goods Company, Inc. (“Rawlings”), Rawlings had approximately $30 million of U.S. federal net operating loss carryovers. The ability of K2 to utilize these losses to reduce future tax due is subject to an annual Internal Revenue Code §382 limitation. At the time of the acquisition, a valuation allowance was recorded to reduce the deferred tax asset attributable to the net operating losses. For financial reporting purposes, the realization of these carryovers would result in adjustments to the valuation allowance amount being applied as a reduction to other non current intangible assets related to that acquisition until exhausted, and then to reduce income tax expense. As of December 31, 2006, Rawlings had approximately $19 million of U.S. federal net operating loss carryovers remaining, and had recorded a deferred tax asset of only $2.5 million due to uncertainties regarding its utilization. These net operating loss carryovers begin to expire in 2021.

At December 31, 2006, foreign subsidiaries had unused operating loss carryovers of approximately $5.8 million, which have an indefinite carryover period. Since the use of these operating loss carryovers is limited to future taxable earnings of the related foreign subsidiaries, a valuation allowance of approximately $0.7 million has been recorded. At December 31, 2006, the net deferred tax asset for foreign net operating loss carryovers, after valuation allowance, is approximately $1.1 million. For financial reporting purposes, the release of these valuation allowances would reduce income tax expense.

K2 recorded a deferred tax asset related to the minimum pension liability of its United States companies which was included as a component of other comprehensive income (loss) in the amount of $0.6 million, zero and $2.6 million in the years ended December 31, 2006, 2005 and 2004, respectively.

The amount of income tax benefit attributable to employee stock option transactions that was allocated to shareholders’ equity was $0.5 million, zero and $2.1 million for 2006, 2005 and 2004, respectively.

Income taxes paid, net of refunds, in the years ended December 31, 2006, 2005 and 2004 were $6.6 million, $2.8 million and $6.5 million, respectively.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 7—Commitments and Contingencies

Leases are primarily for rentals of facilities, and about two-thirds of the leases contain rights to extend the terms from one to ten years. Net rental expense, including those rents payable under noncancelable leases and month-to-month tenancies, amounted to $24.5 million, $22.4 million and $18.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In the ordinary course of business, K2 also enters into licensing arrangements and endorsement contracts with athletes and other organizations. These agreements have required minimum payments due during the term of the contracts.

Future minimum payments due under these arrangements at December 31, 2006 are as follows:

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
	(Thousands)
Leases	18,871	13,147	10,440	8,671	6,480	22,133	79,742
Licensing arrangements	4,450	3,375	1,269	410	245	525	10,274
Endorsement and sponsorship arrangements	5,786	2,671	746	221	77	60	9,561

Total contractual cash obligations	$29,107	$19,193	$12,455	$9,302	$6,802	$22,718	$99,577

K2 currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on K2’s business, financial position, results of operations or prospects, litigation and related matters are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting K2 from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business, financial position, results of operations or prospects for the period in which the ruling occurs or future periods. K2 maintains product liability, general liability and excess liability insurance coverage. However, no assurances can be given that such insurance will continue to be available at an acceptable cost to K2 or that such coverage will be sufficient to cover one or more large claims, or that the insurers will not successfully disclaim coverage as to a pending or future claim.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 7—Commitments and Contingencies (Continued)

and the amount can be reasonably estimated. At December 31, 2006 and 2005, K2 had recorded an estimated liability of approximately $800,000 for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, results of operations or prospects.

EIFS Litigation and Claims

From 1988 through 2000, K2, through a former division, manufactured and sold an exterior wall covering product for application by contractors on commercial and residential buildings, referred to as exterior insulated finish systems (“EIFS”). In June 2000, K2 sold the assets of this division to Tyco International (US) Inc. and affiliates, including any liabilities for EIFS manufactured and installed after the sale date. K2 has not been in this building products business since June 2000. Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of December 31, 2006, K2 continues to be a defendant or co-defendant in approximately 30 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

To date, all litigation costs and settlements related to the EIFS claims and lawsuits against K2 have been paid by insurers, with the exception of immaterial deductibles and one partial payment by K2, for which adequate reserves were made at the time of the sale of the EIFS business, although such insurance carriers have issued “reservation of rights” letters in respect of certain claims and lawsuits. A “reservation of rights” letter refers to the notice provided by K2’s insurers that, while K2’s insurers have determined that the applicable insurance policy would cover for the applicable lawsuits, the insurers preserve or “reserve" their right to withdraw from defense commitment on one or more claims if it is determined that one or more of the claims do not trigger coverage under the applicable insurance policy. Although K2’s experience with respect to EIFS claims is still evolving and it is possible that future claims and payments may vary from management’s current expectations, K2 believes that its third party insurance will be adequate to cover the anticipated costs of all remaining EIFS litigation.

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

K2 timely tendered this case to its insurance carrier, which originally defended this lawsuit under a “reservation of rights” letter. In April 2004, K2 and its insurer negotiated an agreement which resulted in its insurer providing full indemnity up to applicable policy limits for all claims arising out of this litigation. In exchange for the indemnity, K2’s insurer assumed full control over the litigation and settlement negotiations. The claims by the 98 home owners were eventually settled by K2’s insurer. On November 4, 2005, the related claims against K2 by Life Forms, Fresh Coat, and Griesenbeck were tried and resulted in a judgment by the Texas

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 7—Commitments and Contingencies (Continued)

district court of $52.4 million, of which $12.7 million was for pre-judgment interest and $6.8 million was for “knowingly” and “intentionally” violating the DTPA. In addition, interest accrues on this amount at 7.5% per year, and K2 has appealed this verdict. Based on the agreement with its insurer to indemnify K2 on all claims as well as adequate insurance coverage and management’s assessments of K2’s arguments that may be made on behalf of K2 on appeal, K2 does not believe this verdict will have a material adverse effect on its business, financial condition, results of operations or prospects.

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

Intellectual Property

In January 2004, Rawlings was sued by a licensee in the U.S. District Court for the District of Maine alleging, among other things, breach of contract, tortious interference with business expectations, violations of the Florida Deceptive Trade Practices Act and punitive damages in connection with a license agreement pursuant to which the licensee was granted an exclusive license to use certain Rawlings trademarks for the manufacture and sale of team and personal sporting-equipment bags of Rawlings and its affiliates – this lawsuit was later transferred to the U.S. District Court for the Eastern District of Missouri. In February 2004, Rawlings gave the licensee notice that it was terminating the license agreement and sued the licensee in the Missouri District Court, in which Rawlings alleged, among other things, that the licensee breached the license agreement by failing to use its “best efforts” to foster and develop licensed products and maximize sales thereof. This license agreement was in place prior to the March 26, 2003 acquisition of Rawlings by K2 Inc.

On April 29, 2005, a jury awarded the licensee (1) $4.1 million for lost profits for the next ten years on sales of equipment bags, plus the value of inventory of such bags (the “10-Year Lost Profits Verdict”), (2) $2.1 million for lost profits of equipment bags beginning ten years from the date of the breach of the agreement through forever (the “Speculative Profits Verdict”) and (3) $2.5 million for K2’s alleged tortious interference with the licensee’s business expectations (the “Tortious Interference Verdict”) between Rawlings and the licensee. Following trial, the licensee was awarded approximately $0.5 million in attorney’s fees and costs pursuant to a motion.

On July 27, 2005, the Missouri District Court (1) denied Rawlings’ motion for a new trial in respect of the $4.1 million 10-Year Lost Profits Verdict, (2) granted Rawlings’ motion for judgment notwithstanding the verdict with respect to the $2.1 million Speculative Profits Verdict and (3) denied K2’s motion for judgment notwithstanding the verdict for the $2.5 million Tortious Interference Verdict.

On November 13, 2006, the U.S. Court of Appeals for the 8th Circuit (the “Eighth Circuit”) heard oral argument on the parties’ appeals and cross-appeals. On February 20, 2007, the Eighth Circuit issued its opinion and judgment affirming the judgment of the Missouri District Court in part, reversing the judgment of the Missouri District Court in part, and remanding the case to the Missouri District Court for further proceedings consistent with the Eighth Circuit’s opinion. The opinion and judgment require an approximate total payment of $9.7 million by Rawlings and K2. Specifically, the Eighth Circuit affirmed the Missouri District Court’s

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 7—Commitments and Contingencies (Continued)

judgments (1) in favor of licensee on its breach of contract claim against Rawlings, (2) in favor of licensee on its tortious interference claim against K2, (3) in favor of licensee on its claim for attorneys’ fees and costs against Rawlings, (4) in favor of K2 and Rawlings on their motions to dismiss licensee’s claims pursuant to the Florida Deceptive and Unfair Trade Practices Act, and (5) in favor of K2 and Rawlings on their motions for judgment as a matter of law on licensee’s claims for punitive damages. The Eighth Circuit reversed the Missouri District Court’s judgment in favor of Rawlings with respect to the $2.1 million Speculative Profits Verdict, and remanded the case to the Missouri District Court for the entry of judgment consistent with the Eighth Circuit opinion. On March 6, 2007, K2 filed a petition for rehearing in the Eighth Circuit with respect to the Eighth Circuit’s affirmation of the Missouri District Court’s judgment in favor of licensee on the $2.5 million Tortious Interference Verdict. After the case is remanded to the Missouri District Court, licensee may file a supplemental application for its attorneys’ fees and costs incurred on appeal.

As of December 31, 2006, K2 is adequately reserved for the decision by the Eighth Circuit.

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

The outcome of this matter cannot be accurately predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson’s counterclaims, in the event that Miken does not prevail, it is expected that Wilson would take action against K2 for alleged acts of infringement arising after the acquisition of Miken’s assets by K2. It is further expected, that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats. In such event, K2 would, among other things, be required to record an expense in the period when the loss resulting from the resolution of the matter is probable and estimable.

Note 8—Employee Retirement Benefits

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 8—Employee Retirement Benefits (Continued)

K2 also has a pension plan which covered certain employees of the Simplex Building Products division which K2 sold in 2000 (the “Simplex UAW Pension Plan”). This plan was merged with the K2 Pension Plan as of December 31, 2005.

Effective August 31, 2004, the domestic pension plan (the “K2 Pension Plan”) was amended to freeze the accrual of future benefits for all of the employees, except for about 20 employees subject to a collective bargaining agreement. This resulted in active participants no longer accruing benefits under the plan. Participants will remain eligible to receive benefits they have earned under the plan through August 31, 2004 when they retire. New employees will not be eligible to accrue any benefit under the plan. Such employees subject to a collective bargaining agreement continued to accrue a benefit until September 16, 2006.

Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on current market interest rates of long-term bonds as of December 31, 2006. There is no salary growth assumption for the future due to the freezing of the plan on August 31, 2004, whereby no additional benefits will accrue. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary.

K2’s assumption related to the discount rate was 5.89% as of December 31, 2006 compared to 5.67% as of December 31, 2005. The expected return on assets assumption for 2006 and 2005 was 7.75% and 8.25%, respectively. During the year ended December 31, 2006, K2 made contributions totaling approximately $61,000 to the plan.

Domestic plan pension expense for 2005 was approximately $2.5 million lower than for 2004. The 2005 decrease in pension expense was primarily attributable to the following: the plan freeze on August 31, 2004 resulting in a reduction in expense of approximately $2.8 million; better than expected 2004 asset returns resulting in a reduction to expense of approximately $0.1 million; and an offsetting increase of $0.4 million for a change in discount rate from 6.25% to 5.75% and changes in participant demographics.

Domestic plan pension expense for 2006 was approximately $0.1 million higher than for 2005. The 2006 increase in pension expense was primarily attributable to the following: a $0.2 million increase due to the decrease in the expected return on asset from 8.25% to 7.75%; a $0.2 million increase due to the change in discount rate from 5.75% to 5.67%; a $0.1 million increase due to worse than expected 2005 asset returns; and an offsetting $0.4 million decrease due to experience gain and other miscellaneous changes, including the passage of time.

For 2007, domestic plan pension expense is estimated to be approximately $0.5 million, a decrease of $0.3 million from the 2006 year. This decrease in expense is attributable to the following: a $0.4 million decrease in expense due to an increase in the discount rate from 5.67% to 5.89%; a $0.3 million decrease due to miscellaneous changes, including the passage of time; $0.3 million increase in expense due to worse than expected asset returns in 2006; and $0.1 million increase due to the change in expected return on asset from 7.75% to 7.6%. K2 estimates a required cash contribution of approximately $5.1 million to the plans in 2007 in compliance with the Pension Protection Act of 2006.

In September 2006, the FASB issued SFAS 158. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 8—Employee Retirement Benefits (Continued)

position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. On December 31, 2006, K2 adopted the recognition and disclosure provisions of SFAS 158, which did not have a material effect on the financial statements. SFAS 158 does not effect net income or comprehensive income for the fiscal year ending December 31, 2006 (i.e., charges or credits to other comprehensive income due to minimum liability continue to be calculated for the fiscal year ending December 31, 2006).

The following table sets forth the defined benefit plan’s funded status and amounts recognized in K2’s consolidated balance sheets at December 31:

	Pension Plan
	2006	2005
	(Thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$73,157	$72,326
Service cost	148	164
Interest cost	3,953	4,030
Actuarial loss (gain)	(4,387)	811
Benefits paid	(3,955)	(4,174)

Benefit obligation at end of year	$68,916	$73,157

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$52,716	$49,793
Actual return on fair value of plan assets	3,846	2,165
Employer contributions	61	4,932
Benefits paid	(3,955)	(4,174)

Fair value of plan assets at end of year	$52,668	$52,716

Funded status at end of year	$(16,248)	$(20,441)

Amounts recognized in the statement of financial position consist of
For years prior to adoption of the funded status provision of SFAS 158
Accrued benefit liability		$(20,441)
Accumulated other comprehensive loss		16,574

Net amount recognized		$(3,867)

For years after the adoption of the funded status provision of SFAS 158
Noncurrent liabilities	$(16,248)

Net amount recognized	$(16,248)

Amounts recognized in accumulated other comprehensive income consist of
For years after the adoption of the funded status provision of SFAS 158
Net (loss)	$(11,621)

Accumulated other comprehensive (loss)	$(11,621)
Unfunded accrued pension cost	(4,627)

Net amount recognized	$(16,248)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$68,916	$73,157
Accumulated benefit obligation	68,916	73,157
Fair value of plan assets	52,668	52,716

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 8—Employee Retirement Benefits (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income consisted of the following for the years ended December 31:

	Pension Plan
	2006	2005	2004
	(Thousands)
Net periodic benefit cost
Service cost	$148	$164	$1,353
Interest cost	3,953	4,030	4,356
Expected return on plan assets	(3,989)	(4,108)	(3,753)
Amortization of prior service cost	—	—	46
Recognition of net loss	710	640	901
Curtailment loss	—	—	353

Net periodic benefit cost	$822	$726	$3,256

Other changes in plan assets and benefit obligations recognized in other comprehensive loss consist of
Changes due to minimum liability and intangible asset recognition prior to adoption of SFAS 158
Increase (decrease) in additional minimum liability	$(4,954)	$2,114	$7,221
Decrease in intangible asset	$—	$—	399

Total recognized in other comprehensive loss	$(4,954)	$2,114	$7,620

Increase in accumulated other comprehensive loss due to the adoption of SFAS 158	—	N/A	N/A
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(4,132)	$2,840	$10,876

The estimated net loss for the plan that will be amortized from accumulated other comprehensive income into net period benefit cost during fiscal year 2007 year is approximately $0.5 million.

Additional information about the pension plan as of and for the year ended December 31 is as follows:

	Pension Plan
	2006	2005
	(Thousands)
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.89%	5.67%
Rate of compensation increase	—	—
Weighted average assumptions used to determine net periodic benefit cost :
Discount rate	5.67%	5.75%
Expected long-term rate of return on plan assets	7.75%	8.25%
Rate of compensation increase	—	—
Measurement Date	December 31	December 31

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 8—Employee Retirement Benefits (Continued)

The K2 Pension Plan asset allocations at December 31, 2006 and 2005 by asset category are as follows:

Asset Category	Target Allocation Ranges	Actual Allocation Pension Plan
		2006	2005
Equity	50%-80%	60.0%	59.9%
Fixed Income	20%-50%	36.1%	36.8%
Other	0%-10%	3.9%	3.3%

		100.0%	100.0%

In consideration of the K2 Pension Plan’s funded status, participant demographics, the plan’s long-term investment objectives and the financial status of K2, the Retirement Committee of K2 Inc. has adopted an overall investment objective for the plan’s assets that is consistent with a balanced approach of long-term growth of assets and moderate levels of current income. The investment objective is expected to earn long-term returns comprised of capital appreciation and current income sufficient to keep pace with or exceed the actuarial liability growth rate, to fund current benefit payments and other disbursements, and to maintain the purchasing power of plan’s assets.

It is desired that the plan earns returns at or above (higher than) the appropriate dollar-weighted benchmark as represented by “market” benchmarks or mix of indexes that reflect the Plan’s return objectives and risk tolerance constraints. This benchmark or “policy index” for the plan is constructed as follows: S&P 500 Index, MCSI EAFE, Russell 2000 Stock Index, Lehman Brothers Aggregate, Lehman Brothers Global Aggregate, allocation to alternative investment measured by 90-day US T-Bills plus 3% and the Callan Associates Peer Group database of Defined Benefit Plans less than $100 million.

The absolute return goal for the K2 Pension Plan is its actuarial interest rate, which is currently 7.60% in 2007. The plan is expected to exceed the policy index return and the absolute return goals each measured on a compound average annual return basis after the deduction of investment management fees and annualized over a five-year rolling time period or a full market cycle.

The expected cash flows for the K2 Pension Plan are as follows:

Pension Benefits
(Thousands)
K2 contributions expected to be made in 2007:	$5,095
Expected benefit payments:
2007	$2,577
2008	2,575
2009	2,601
2010	2,691
2011	2,732
2012-2016	14,965

Total	$28,141

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 8—Employee Retirement Benefits (Continued)

Foreign plans

In addition to the plans discussed above, K2 also had five smaller defined benefit plans in the United Kingdom and in Germany (“foreign plans”).

Pension costs and liabilities are actuarially calculated. These calculations are based on assumptions related to the discount rate, projected compensation increases and expected return on assets. The discount rate assumption is based on current market interest rates of long-term bonds as of December 31, 2006. Long-term return on plan assets is determined based on historical portfolio results and management’s future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. K2 evaluates the assumptions used on a periodic basis and makes adjustments as necessary. As of December 31, 2006, K2’s assumptions related to the discount rate, projected compensation increases and expected return on assets were 4.69%, 4.50% and 4.53%, respectively, compared to 4.46%, 4.16% and 4.52%, respectively, as of December 31, 2005. During the year ended December 31, 2006, K2 made contributions totaling $1.1 million to the foreign plans.

Pension expense related to the foreign plans for 2005 was approximately $0.3 million higher than for 2004. The 2005 increase in pension expense was primarily attributable to the following, which reflects the addition of German plans during 2004: a $0.1 million increase in service cost; a $0.3 million increase in interest cost; partially offset by a $0.1 million increase in asset returns.

Pension expense related to the foreign plans for 2006 was $0.7 million, which was consistent with 2005. For 2007, pension expense for the foreign plans is estimated to be approximately $0.8 million, which is approximately $0.1 million higher than for 2006. The increase is mainly due to a change in foreign exchange rates and a slight increase in the discount rate. K2 estimates a required cash contribution of approximately $1.2 million to the foreign plans in 2007.

The adoption of SFAS 158 did not have a material effect on the financial statements. SFAS 158 does not effect net income or comprehensive income for the fiscal year ending December 31, 2006 (i.e., charges or credits to other comprehensive income due to minimum liability continue to be calculated for the fiscal year ending December 31, 2006). Rather, it requires a one-time adjustment to accumulated other comprehensive income in shareholders’ equity of $0.5 million before tax effect.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 8—Employee Retirement Benefits (Continued)

The following table sets forth the defined benefit foreign plans’ funded status and amounts recognized in K2’s consolidated balance sheets as of December 31:

	Foreign Pension Plans
	2006	2005
	(Thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$18,852	$19,668
Service cost	364	308
Interest cost	859	862
Employee contributions	62	61
Actuarial loss	(371)	905
Exchange rate changes	2,229	(2,311)
Benefits paid	(862)	(641)

Benefit obligation at end of year	$21,133	$18,852

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$10,563	$10,628
Actual return on fair value of plan assets	635	366
Employer contributions	1,081	1,367
Employee contributions	62	61
Exchange rate changes	1,333	(1,218)
Benefits paid	(862)	(641)

Fair value of plan assets at end of year	$12,812	$10,563

Funded status at end of year	$(8,321)	$(8,289)

Amounts recognized in the statement of financial position consist of
For years prior to adoption of funded status provisions of SFAS 158
Prepaid benefit cost		$23
Accrued benefit liability		(7,775)
Accumulated other comprehensive loss		1,568

Net amount recognized		$(6,184)

For years after the adoption of funded status provisions of SFAS 158
Current liabilities	$(421)
Noncurrent liabilities	(7,900)

Net amount recognized	$(8,321)

Amounts recognized in accumulated other comprehensive income consist of
For years after the adoption of the funded status provision of SFAS 158
Net (loss)	$(1,848)

Accumulated other comprehensive (loss)	$(1,848)
Unfunded accrued pension cost	(6,473)

Net amount recognized	$(8,321)

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$21,133	$18,709
Accumulated benefit obligation	20,539	18,189
Fair value of plan assets	12,812	10,415

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 8—Employee Retirement Benefits (Continued)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income consisted of the following for the years ended December 31:

	Foreign Pension Plans
	2006	2005	2004
	(Thousands)
Net periodic benefit cost
Service cost	$364	$308	$206
Interest cost	859	862	577
Expected return on plan assets	(557)	(466)	(331)
Amortization of net loss	27	—	—

Net periodic benefit cost	$693	$704	$452

Other changes in plan assets and benefit obligations recognized in other comprehensive loss consist of
Changes due to minimum liability and intangible asset recognition prior to adoption of SFAS 158
Increase (decrease) in additional minimum liability	$(255)	$756	$812

Total recognized in other comprehensive loss	$(255)	$756	$812

Increase in accumulated other comprehensive loss before tax to reflect the adoption of SFAS 158.	536	—	—
Total recognized in net periodic benefit cost and other comprehensive loss	$974	$1,460	$1,264

The estimated net loss for the foreign plans that will be amortized from accumulated other comprehensive loss into net period benefit cost during fiscal year 2007 year is $41,000.

Additional information about the foreign pension plans as of and for the year ended December 31 is as follows:

	Foreign Pension Plans
	2006	2005
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.69%	4.46%
Rate of compensation increase	4.50%	4.16%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.46%	4.78%
Expected long-term rate of return on plan assets	4.53%	4.52%
Rate of compensation increase	4.16%	4.16%
Measurement Date	December 31	December 31

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 8—Employee Retirement Benefits (Continued)

K2’s foreign pension plans weighted average asset allocations as of December 31, 2006 and 2005 by asset category are as follows:

Asset Category	Target Allocation	Actual Pension Plan of K2 Inc.
		2006	2005
Equity	17%-27%	22.2%	22.6%
Fixed Income	66%-76%	72.9%	72.2%
Real Estate	0%-7%	4.5%	4.7%
Other	0%-5%	0.4%	0.5%

		100.0%	100.0%

To guide it in its strategic management of the assets and control of the various risks to which the Shakespeare Company Retirement and Death Benefit Scheme (the “Scheme”) is exposed, the overall investment objective adopted by the trustees is to maximize return subject to an acceptable level of risk, where both risk and return are measured relative to the liabilities of the Scheme. However, it is also the aim to protect the minimum funding requirement position.

The trustees of the Scheme have determined a benchmark of asset types. This strategy is based on the investment objectives and professional advice. It currently involves a majority exposure to long-term fixed interest bonds with the balance in other asset classes. The current allocation is as follows: 39.8% balanced funds, 16.6% long-term fixed-interest government bonds, 19.9% index-linked government bonds, 23.1% long-term corporate bonds with the remaining assets invested in cash. Although the portfolio is not rebalanced back to the original benchmark of 38% balanced funds, 31% corporate bonds and 31% long-term government bonds, the trustees review the position from time to time and adjust as they deem necessary.

Regarding the German plans, the direct promises are not funded, and there is no investment policy. These plans are managed by a support fund and the assets are invested with a reinsurance company. The reinsurance company determines the investment policy and invests predominantly in fixed income investments with a small exposure to equities and property.

The expected cash flows for K2’s foreign pension plans are as follows:

Pension Benefits
(Thousands)
K2 contributions expected to be made in 2007:	$1,196
Expected benefit payments:
2007	$809
2008	836
2009	873
2010	912
2011	973
2012-2016	5,433

Total	$9,836

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 8—Employee Retirement Benefits (Continued)

Defined contribution plan

K2 maintains the K2 Inc. Retirement Plan (the “401(k) Plan”) for most of its domestic employees. K2 adopted the 401(k) Plan to enable employees to save for retirement through a tax-advantaged combination of contributions by employee and the Company and to provide its employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) Plan allows eligible employees to elect to contribute from 1% to 80% of their eligible compensation. Eligible compensation generally means all wages, salaries and fees for services from us. Employee contributions are matched in cash by K2 at the rate of $1.00 per $1.00 employee contribution for the first 3% and $0.50 per $1.00 employee contribution for the next 3% of the employee’s salary. These contributions by K2 commence after one year of service. During 2006, 2005, and 2004, K2 expensed contributions of $3.8 million, $3.6 million and $2.1 million, respectively, to the 401(k) Plan.

Note 9—Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2004	$7,143	$(10,525)	$(1,068)	$(4,450)
Currency translation adjustment	(16,325)			(16,325)
Change in additional pension liability, net of $323 in taxes		(2,945)		(2,945)
Reclassification adjustment for amounts recognized in cost of sales			927	927
Change in fair value of derivatives, net of $123 in taxes			(107)	(107)

Balance at December 31, 2005	(9,182)	(13,470)	(248)	(22,900)
Currency translation adjustment	13,575		(350)	13,225
Change in minimum pension liability, net of $606 in taxes		4,017		4,017
Change in Director’s pension plan liability, net of $0 in taxes		(1,043)		(1,043)
Reclassification adjustment for amounts recognized in cost of sales			212	212
Change in fair value of derivatives, net of $614 in taxes			1,202	1,202

Balance at December 31, 2006	$4,393	$(10,496)	$816	$(5,287)

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the above table. The currency translation gain in 2006 is the result of the weakening of the U.S. dollar against foreign currencies during the period, mainly the Euro.

The earnings associated with K2’s investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 10—Share-based compensation

Under K2’s 2006, 2005, 2004, 1999 and 1994 Long-Term Incentive Plans (“2006 Plan,” “2005 Plan,” “2004 Plan,” “1999 Plan” and “1994 Plan,” respectively), stock options may be granted to eligible directors and key employees of K2 and its subsidiaries at not less than 100% of the market value of the shares on the dates of grant. As defined in the 2006 Plan, 2005 Plan and 2004 Plan (collectively, the “Plans”), share-based awards include awards of shares of stock that are subject to certain restrictions (“Restricted Stock”) and a fixed or variable right to acquire stock, which may or may not be subject to restriction (“Restricted Stock Units”). These Plans also provide for the issuance of Restricted Stock, Restricted Stock Units and other share-based awards that are subject to performance objectives (“Performance Award”). The 2006, 2005, 2004, 1999 and 1994 Plans permit the granting of options for terms not to exceed ten years from date of grant. The options are exercisable on such terms as may be established at the dates of grant and generally vest over three years. Pursuant to the 1994 Plan document, no additional awards may be granted under the 1994 Plan after December 31, 2004.

Stock Option Activity

Options granted, exercised, expired and forfeited under the 2006 Plan, 2005 Plan, 2004 Plan, 1999 Plan and 1994 Plan and options assumed from acquisitions for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2003	2,864,002	$9.99	6.78
Granted	1,192,400
Assumed from acquisitions	219,827
Exercised	(666,914)
Expired	(70,029)

Options outstanding at December 31, 2004	3,539,286	$11.66	6.80
Granted	1,002,650
Exercised	(88,215)
Forfeited	(22,500)
Expired	(193,889)

Options outstanding at December 31, 2005	4,237,332	$11.60	6.76
Granted	657,400
Exercised	(289,632)
Forfeited	(11,500)
Expired	(429,681)

Options outstanding at December 31, 2006	4,163,919	$11.33	6.65	$9,384,268

Options vested and expected to vest
at December 31, 2006	4,133,331	$11.34	6.63	$9,321,940

Options exercisable at December 31, 2006	3,513,419	$11.37	6.14	$8,061,178

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006, 2005 and 2004 were $5.17, $6.69 and $8.09, respectively. Intrinsic value is defined as the difference between the relevant current market value of the underlying common stock and the grant price for options with exercise

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 10—Share-based compensation (Continued)

prices less than the market values on such dates. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $1.4 million, $0.4 million and $6.5 million, respectively. Cash received from stock options exercised during the year ended December 31, 2006 was $2.2 million and the actual tax benefit realized from these exercises was $0.5 million.

Options are granted at an exercise price equal to the market price at the date of grant. Information regarding stock options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$2.39–$7.13	423,935	$6.39	3.62 years	423,935	$6.39
$7.25–$7.30	48,322	7.28	4.55 years	48,322	7.28
$7.45	456,900	7.45	6.25 years	456,900	7.45
$7.50–$10.63	298,049	8.39	3.62 years	289,049	8.33
$11.15	635,500	11.15	9.39 years	—	—
$11.25–$12.50	144,500	11.31	2.50 years	144,500	11.31
$12.51	862,000	12.51	8.32 years	862,000	12.51
$12.97–$13.25	113,829	13.16	4.66 years	107,829	13.16
$13.69	988,500	13.69	7.38 years	988,500	13.69
$13.83–$65.00	192,384	19.21	3.48 years	192,384	19.21

Total	4,163,919	$11.33	6.65 years	3,513,419	$11.37

Restricted Stock

A summary of the status of the Company’s Restricted Stock issued under the Plans for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock outstanding at December 31, 2003	—	$—
Awarded	130,000	13.24

Restricted Stock outstanding at December 31, 2004	130,000	13.24
Awarded	100,000	13.18
Vested	(38,000)	13.14

Restricted Stock outstanding at December 31, 2005	192,000	13.23
Vested	(72,668)	13.23
Forfeited	(8,000)	12.51

Restricted Stock outstanding at December 31, 2006	111,332	$13.28

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 10—Share-based compensation (Continued)

Restricted Stock Units

A summary of the status of the Company’s Restricted Stock Units issued, including Performance Awards, under the Plans for the year ended December 31, 2006 is as follows:

	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Restricted Stock Units outstanding at December 31, 2005	—	$—
Awarded	229,122	—
Forfeited	(2,167)	—
Canceled for nonperformance	(21,327)	—

Restricted Stock Units outstanding at December 31, 2006	205,628	—	1.24	$2,712,233

Restricted Stock Units vested and expected to vest at December 31, 2006	205,628	—	1.24	2,712,233

Restricted Stock Units exercisable (vested and deferred) at December 31, 2006	—	$—	—	$—

Adoption of SFAS 123R

On January 1, 2006, K2 adopted SFAS 123R, which requires K2 to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS 123R eliminates the use of APB 25 and the option for pro forma disclosure in accordance with SFAS 123.

SFAS 123R permits public companies to adopt its requirements using one of the two following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date based on both (a) the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate prior periods based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) for all prior periods presented or (b) prior interim periods of the year of adoption. K2 adopted SFAS 123R using the modified-prospective method and therefore prior periods are not restated.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 10—Share-based compensation (Continued)

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a cash flow from financing activities, rather than a cash flow from operating activities as required under previous guidance. This requirement may reduce operating cash flows and increase net financing cash flows in periods after adoption.

The Company recognized the following share-based compensation expense during the year ended December 31, 2006 (thousands, except per share amounts):

Stock options
General and administrative expenses	$760
Selling expenses	110
Cost of goods sold	13
Restricted Stock
General and administrative expenses	964
Selling expenses	26
Restricted Stock Units
General and administrative expenses	559
Selling expenses	45
Cost of goods sold	8

Total	2,485
Income tax benefit	(944)

Share-based compensation expense, net of taxes	$1,541

Effect of share-based compensation expense on net income per share:
Basic	$(0.03)
Diluted	$(0.03)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(thousands)
Stock options	$2,638	2.16
Restricted Stock	1,033	1.12
Restricted Stock Units	1,705	2.08

Total	$5,376	2.02

Prior to the adoption of SFAS 123R, K2 measured compensation cost for its employee share-based compensation plans using the intrinsic value method prescribed by APB 25 and related interpretations and provided pro forma net income and pro forma net income per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS 123 had been applied. Compensation cost for stock options issued to employees was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 10—Share-based compensation (Continued)

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair-value-based method as defined in SFAS 123 to share-based compensation during the years ended December 31, 2005 and 2004.

	December 31
	2005	2004
	(Thousands, except per share data)
Net income (loss) as reported (a)	$(211,561)	$38,941
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	11,532	2,157

Net income (loss) , adjusted	$(223,093)	$36,784

Earnings (loss) per share:
Basic—as reported	$(4.57)	$0.97
Basic—pro forma	$(4.82)	$0.91
Diluted—as reported	$(4.57)	$0.86
Diluted—pro forma	$(4.82)	$0.82

(a)	2005 net loss includes a $243.0 million, net of taxes, non-cash intangible impairment charges related to annual goodwill testing in accordance with SFAS 142.

On May 17, 2005, the Compensation Committee of the Board of Directors of K2 approved the acceleration of vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers under the K2 stock option plans. An option was considered “out-of-the-money” if the stated exercise price was greater than $11.94 per share, the closing price of K2’s common stock on May 17, 2005, which was the last trading day before approval of the acceleration. Outstanding unvested options that had an exercise price equal to or less than $11.94 on May 17, 2005, will continue to vest under the terms of the original option agreements. As a result of this action, options to purchase approximately 2.1 million shares of K2’s common stock that would otherwise have vested over the next three years became fully vested. The options have a range of exercise prices of $12.51 to $14.30 and a weighted average exercise price of $13.14. Options held by non-employee directors were not affected. In addition, the Compensation Committee imposed a holding period that will require that all affected executive officers of the Company (on the date of acceleration) not sell shares acquired through the exercise of an accelerated option (other than shares needed to cover the exercise price and satisfying withholding taxes) prior to the earlier of the date on which exercise would have been permitted under the options’ original vesting terms or, if earlier, the executive officer’s last day of employment. The decision to accelerate the vesting of these options was made to reduce future compensation expense that would have been expected to be recorded in conjunction with SFAS 123R.

Determining Fair Value under SFAS 123R

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 10—Share-based compensation (Continued)

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

Dividend Rate.    K2 has not paid dividends on its common stock since May 1999 and does not anticipate paying any cash dividends in the foreseeable future. Therefore, K2 uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures.    SFAS 123R requires companies to estimate forfeitures at the time of grant and revise those estimates in subsequent reporting periods if actual forfeitures differ from those estimates. K2 uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to the date of adoption of SFAS 123R, K2 accounted for forfeitures as they occurred. The impact of the adoption of SFAS 123R related to forfeitures was not material to the financial statements.

The following weighted average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Risk free interest rate	4.97%	3.63%	3.55%
Expected life of options	5 years	5 years	5 years
Expected volatility	45.5%	49.3%	43.3%
Expected dividend yield	—	—	—

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 11—Earnings Per Share Data

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

	Year ended December 31
	2006	2005	2004
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	47,341	46,272	40,285
Assumed conversion of dilutive stock options, restricted stock and warrants	596	—	854
Shares held in escrow relating to completed acquisitions	47	—	402
Assumed conversion of subordinated debentures	7,493	—	7,804

Diluted average common shares outstanding (b)	55,477	46,272	49,345

Calculation of diluted earnings (loss) per share:
Net income (loss)	$37,688	$(211,561)	$38,941
Add: interest component on assumed conversion of subordinated debentures, net of taxes	3,404	—	3,616

Net income (loss), adjusted (a)	$41,092	$(211,561)	$42,557
Diluted earnings (loss) per share (a/b)	$0.74	$(4.57)	$0.86

Options to purchase 4,163,919, 4,237,332 and 3,539,286 shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, there were also 111,332 unvested shares of Restricted Stock, 205,628 shares of unvested Restricted Stock Units and 29,175 shares held in escrow relating to certain acquisitions. At December 31, 2005, there were 192,000 unvested Restricted Stock and 523,623 shares held in escrow relating to certain acquisitions. At December 31, 2006, shares of common stock issuable upon conversion of the $75 million of convertible debentures totaling 5,706,458 and warrants to purchase 524,329 shares of common stock were outstanding. At December 31, 2005, shares of common stock issuable upon conversion of the $100 million of convertible debentures (the 5% Debentures and the 7.25% Debentures) totaling 7,803,775 and warrants to purchase 767,589 of shares of K2 common stock were outstanding.

For the years ended December 31, 2006, 2005 and 2004, approximately 2,776,000 4,237,000 and 426,000 stock options, respectively, were excluded since their inclusion would have been anti-dilutive. For the years ended December 31, 2006 and 2005, 357,313 and 767.589 warrants, respectively, were also excluded as their inclusion would have been anti-dilutive.

Note 12—Shareholders’ Equity

On July 1, 2004, K2 completed the sale of 6.4 million shares of its common stock at $15.50 per share. The net proceeds to K2 from the offering were approximately $93.6 million and were used to repay borrowings under the Facility.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 12—Shareholders’ Equity (Continued)

Preferred Stock

Shares are issuable in one or more series, and the Board of Directors has authority to fix the terms and conditions of each series. No shares were issued or outstanding during 2006 and 2005.

Preferred Stock Rights

Rights are outstanding which entitle the holder of each share of common stock of K2 to buy one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock at an exercise price of $60.00 per one one-hundredth of a share, subject to adjustment. The rights are not separately tradable or exercisable until a party either acquires, or makes a tender offer resulting in ownership of, at least 15% of shares of K2 common stock. If a person becomes the owner of at least 15% of K2’s outstanding common shares (an “Acquiring Person”), each holder of a right other than such Acquiring Person and its affiliates is entitled, upon payment of the then-current exercise price per right (the “Exercise Price”), to receive shares of K2 common stock (or common stock equivalents) having a market value of twice the Exercise Price. If K2 subsequently engages in a merger, a business combination or an asset sale with the Acquiring Person, each holder of a right other than the Acquiring Person and its affiliates is thereafter entitled, upon payment of the Exercise Price, to receive stock of the Acquiring Person having a market value of twice the Exercise Price. At any time after any party becomes an Acquiring Person, the Board of Directors may exchange the rights (except those held by the Acquiring Person) at an exchange ratio of one share of K2 common stock per right. Prior to a person becoming an Acquiring Person, the rights may be redeemed at a redemption price of one cent per right, subject to adjustment. The rights are subject to amendment by the Board of Directors of K2.

Shares Reserved

K2 had 110,000,000 authorized shares of common stock at December 31, 2006 and 2005. The table below outlines common shares reserved for future issuance:

	December 31
	2006	2005
	(Thousands)
Total Authorized Shares	110,000	110,000
Common shares issued	(50,178)	(47,663)
Shares reserved for future issuance:
Stock options outstanding	(4,164)	(4,237)
Restricted stock units—unvested	(206)	—
Restricted stock awards—unvested	(111)	(192)
Stock options reserved for future issuance	(2,975)	(231)
Warrants under 7.25% Debentures	(629)	(921)
Shares issuable upon conversion of 7.25% Debentures	—	(2,517)
Shares issuable upon conversion of 5.00% Debentures	(5,706)	(5,706)

Remaining Authorized Shares	46,031	48,533

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 13—Segment Data

Under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” K2 classifies its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear.

Within Marine and Outdoor, sales over the past year have been as follows: approximately half of sales consisted of fishing products including rods, reels, fishing kits and combos, line and antennas; approximately one-third of sales consisted of marine products including, personal flotation devices, drywear, waders and inflatable boats; and the balance of sales consisted of monofilament products including cutting line and paper weaving and conductive fiber industrial products and other product lines.

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

In order to improve efficiency, K2 reorganized the paintball business to operate more in line with how the components of the Team Sports segment operates with increased emphasis on the mass merchant and large sporting goods retailer distribution. Upon completion of the reorganization in the first quarter of 2006, K2 has adjusted its segment reporting to include paintball products in the Team Sports segment versus the Actions Sports segment where it was previously reported. The results of K2’s China manufacturing operations are consolidated under the Marine and Outdoor segment. Historically, K2 has eliminated the intersegment sales from the China manufacturing operations, but has not allocated its operating profit from those intersegment sales to the other segments. In the fourth quarter of 2006, K2 implemented new financial reporting systems in its China manufacturing operations that now allocate it to obtain profitability by segment. All periods presented have been restated to reflect these changes in the segments.

Although the sporting goods manufacturing industry is highly fragmented, many of the retail customers that purchase sporting goods are highly concentrated. Large format sporting goods retailers are important to K2’s results of operations and net sales to Wal-Mart Stores, Inc. and its affiliates accounted for approximately 15% of K2’s consolidated net sales for 2006 and 2005, and 16% in 2004.

K2 evaluates performance based on operating profit or loss (before interest, debt extinguishment costs, corporate expenses and income taxes). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements. Intercompany profit or loss is eliminated where applicable.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 13—Segment Data (Continued)

The information presented below is as of or for the year ended December 31.

	Net Sales to Unaffiliated Customers			Intersegment Sales			Operating Profit (Loss)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Millions)
Marine and Outdoor	$407.6	$392.2	$336.9	$178.1	$146.8	$117.2	$46.1	$49.0	$40.4
Action Sports (a)	421.4	400.2	396.2	14.4	10.4	5.0	40.8	(77.6)	32.0
Team Sports (b)	383.4	347.5	356.9	0.1	0.1	—	13.7	(148.9)	11.6
Apparel and Footwear	182.3	173.7	110.7	4.9	2.8	1.0	5.5	15.7	11.1

Total segment data	$1,394.7	$1,313.6	$1,200.7	$197.5	$160.1	$123.2	106.1	(161.8)	95.1

Corporate expenses, net							(16.9)	(14.3)	(13.9)
Interest expense							(30.6)	(30.4)	(21.4)

Income (loss) before income taxes							$58.6	$(206.5)	$59.8

(a)	2005 Operating loss includes non-cash intangible impairment charges of $108.1 million.
(b)	2005 Operating loss includes non-cash intangible impairment charges of $145.1 million.

	Identifiable Assets			Depreciation and Amortization			Capital Expenditures
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Millions)
Marine and Outdoor	$326.3	$286.2	$236.1	$7.5	$6.9	$4.2	$7.1	$9.9	$7.1
Action Sports	412.7	380.8	550.5	16.1	16.1	15.7	15.9	14.9	12.2
Team Sports	270.8	302.2	429.4	9.0	9.4	9.7	5.9	11.3	11.8
Apparel and Footwear	187.4	180.3	168.1	1.6	1.2	2.2	2.1	3.3	1.1

Total segment data	1,197.2	1,149.5	1,384.1	34.2	33.6	31.8	31.0	39.4	32.2
Corporate	38.3	41.0	72.3	4.5	3.4	3.6	0.3	2.5	4.1

Total	$1,235.5	$1,190.5	$1,456.4	$38.7	$37.0	$35.4	$31.3	$41.9	$36.3

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 13—Segment Data (Continued)

	2006	2005	2004
	(Millions)
Net sales by location
United States	$1,009.1	$955.8	$871.1
Canada	40.0	33.4	28.5
Europe	278.0	249.1	237.2
Asia / Pacific	67.6	75.3	63.9

Total foreign countries	385.6	357.8	329.6

Total net sales	$1,394.7	$1,313.6	$1,200.7

Assets
North America	$832.8	$886.8	$1,133.9
Europe	277.9	201.8	230.6
Asia / Pacific	124.8	101.9	91.9

Total assets	$1,235.5	$1,190.5	$1,456.4

Long-lived and intangible assets
North America	$280.7	$308.9	$569.6
Europe	57.9	49.8	58.1
Asia / Pacific	32.7	29.4	21.6

Total long-lived assets	$371.3	$388.1	$649.3

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 14—Supplemental Guarantor Information

Obligations to pay principal and interest on K2’s Senior Notes are guaranteed fully and unconditionally by certain of K2’s existing and future wholly-owned U.S. subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by K2 and guarantees are full, unconditional, and joint and several. The non-guarantor subsidiaries are K2’s consolidated non-U.S. subsidiaries. Supplemental condensed consolidating financial information of K2’s guarantors and non-guarantors is presented below.

Condensed Consolidating Statements of Operations

(Thousands)

	For the year ended December 31, 2006
		Guarantor	Non-guarantor	Eliminating	Consolidated
	K2 Inc.	Subsidiaries	Subsidiaries	Entries	K2 Inc.
Net sales	$8	$1,034,576	$739,641	$(379,569)	$1,394,656
Cost of products sold	1,187	695,578	582,046	(377,485)	901,326

Gross profit	(1,179)	338,998	157,595	(2,084)	493,330
Selling expenses	736	168,211	81,041	—	249,988
General and administrative expenses	34,212	90,296	33,410	—	157,918

Operating income (loss)	(36,127)	80,491	43,144	(2,084)	85,424
Income in consolidated subsidiaries	100,115	—	—	(100,115)	—
Other (income) expense, net	(945)	(2,053)	(769)	—	(3,767)
Debt extinguishment costs	1,231	—	—	—	1,231
Interest expense	26,014	(7)	3,340	—	29,347

Income (loss) before income taxes	37,688	82,551	40,573	(102,199)	58,613
Provision for income taxes	—	12,253	8,672	—	20,925

Net income (loss)	$37,688	$70,298	$31,901	$(102,199)	$37,688

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 14—Supplemental Guarantor Information (Continued)

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 14—Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets

(Thousands)

	As of December 31, 2006
		Guarantor	Non-guarantor	Eliminating	Consolidated
	K2 Inc.	Subsidiaries	Subsidiaries	Entries	K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$30	$1,470	$13,779	$—	$15,279
Accounts receivable, net	5,886	273,465	310,525	(188,313)	401,563
Inventories, net	—	252,912	132,071	—	384,983
Deferred income taxes	14,907	(74)	1,268	—	16,101
Prepaid expenses and other current assets	1,036	6,100	19,156	—	26,292

Total current assets	21,859	533,873	476,799	(188,313)	844,218
Property, plant and equipment	6,644	164,265	148,545	—	319,454
Less allowance for depreciation and amortization	1,894	110,745	63,465	—	176,104

	4,750	53,520	85,080	—	143,350
Investment in affiliates	983,023	17,595	21,993	(1,022,611)	—
Advances to affiliates	971	453,584	116,345	(570,900)	—
Intangible assets, net	212,542	9,647	5,713	—	227,902
Other	14,260	3,075	2,649	—	19,984

Total Assets	$1,237,405	$1,071,294	$708,579	$(1,781,824)	$1,235,454

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$16,071	$—	$16,071
Accounts payable	3,802	79,892	199,425	(188,313)	94,806
Accrued liabilities	60,539	59,810	48,892	—	169,241
Current portion of long-term debt	—	—	3,424	—	3,424

Total current liabilities	64,341	139,702	267,812	(188,313)	283,542
Long-term pension liabilities	17,205	—	7,925	—	25,130
Long-term debt	282,938	—	14,550	—	297,488
Deferred income taxes	14,657	—	—	—	14,657
Advances from affiliates	243,627	148,566	178,707	(570,900)	—
Convertible debentures	75,000	—	—	—	75,000
Interdivisional equity	—	783,026	239,585	(1,022,611)	—
Shareholders’ equity	539,637	—	—	—	539,637

Total Liabilities and Shareholders’ Equity	$1,237,405	$1,071,294	$708,579	$(1,781,824)	$1,235,454

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 14—Supplemental Guarantor Information (Continued)

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 14—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows—Continued

(Thousands)

	For the year ended December 31, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$37,688	$73,284	$28,915	$(102,199)	$37,688
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of assets	643	(1,895)	—	—	(1,252)
Gain on termination of SERP and cash surrender value of life insurance	(2,215)	—	—	—	(2,215)
Depreciation of property, plant and equipment	898	14,304	14,699	—	29,901
Amortization of intangibles and increase in fair value of inventories from acquisitions	3,556	1,639	30	—	5,225
Amortization of deferred debt and warrant costs	2,323	—	—	—	2,323
Debt extinguishment costs	1,231	—	—	—	1,231
Non-cash stock compensation charges	2,485	—	—	—	2,485
Deferred taxes	(2,835)	147	2,325	—	(363)
Increase (decrease) in long-term pension liabilities	(3,176)	—	1,548	—	(1,628)
Changes in operating assets and liabilities:
Accounts receivable, net	40,945	(19,714)	(146,914)	114,976	(10,707)
Inventories, net	—	11,270	(22,203)	—	(10,933)
Prepaid expenses and other current assets	2,400	(1,207)	(5,179)	—	(3,986)
Accounts payable	(30,109)	(7,564)	152,065	(114,976)	(584)
Payroll and other accrued liabilities	19,586	(903)	4,967	—	23,650

Net cash provided by (used in) operating activities	73,420	69,361	30,253	(102,199)	70,835
Investing Activities
Property, plant & equipment expenditures	(236)	(12,570)	(18,446)	—	(31,252)
Proceeds of the sale of property, plant & equipment	7,516	3,044	592	—	11,152
Purchase of businesses, net of cash acquired	—	(16,012)	(12,462)	—	(28,474)
Other items, net	(2,337)	63,549	16,346	(78,555)	(997)

Net cash provided by (used in) investing activities	4,943	38,011	(13,970)	(78,555)	(49,571)
Financing Activities
Borrowings under long-term debt	1,052,502	—	—	—	1,052,502
Payments of long-term debt	(1,065,174)	—	—	—	(1,065,174)
Net increase (decrease) in short-term bank loans	—	—	(8,225)	—	(8,225)
Proceeds received from exercise of stock options	2,682	—	—	—	2,682

Net cash provided by (used in) financing activities	(9,990)	—	(8,225)	—	(18,215)
Effects of foreign exchange rates on cash and cash equivalents	—	—	433	—	433
(Increase) decrease in investment in subsidiaries	(141,166)	(17,595)	(21,993)	180,754	—
Advances (to) from affiliates	70,248	(89,901)	19,653	—	—

Net increase (decrease) in cash and cash equivalents	(2,545)	(124)	6,151	—	3,482
Cash and cash equivalents at beginning of year	2,575	1,594	7,628	—	11,797

Cash and cash equivalents at end of period	$30	$1,470	$13,779	$—	$15,279

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 14—Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows—Continued

(Thousands)

	For the year ended December 31, 2005
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

DECEMBER 31, 2006

Note 14—Supplemental Guarantor Information (Continued)

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

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 15—Related Party Transactions

In October 2003, K2 entered into a Reimbursement Agreement with its Chairman and Chief Executive Officer, Mr. Heckmann, for the reimbursement of expenses incurred by Mr. Heckmann in the operation of his private plane when used for K2 business. The Reimbursement Agreement was effective for expenses incurred by Mr. Heckmann for K2 business purposes since September 3, 2003. On July 6, 2004 the agreement was amended changing certain terms and conditions. During 2006, 2005 and 2004, K2 paid a total of approximately $442,000, $847,000 and $655,000, respectively, pursuant to this agreement related to expenses incurred by Mr. Heckmann and other executive officers of K2. This agreement was terminated on January 17, 2007 when K2 simultaneously entered into an Aircraft Lease Agreement (the “Lease”) with Heckmann Enterprises, Inc. (“Heckmann Enterprises”), a corporation 100% owned by Mr. Heckmann. Under the terms of the Lease, K2 will lease a private aircraft owned by Heckmann Enterprises for a monthly lease payment of $30,000, with an expiration date of December 31, 2011. The Lease is a net lease and during the term, except as described below, K2 will be responsible for all costs associated with the aircraft. Mr. Heckmann has the right to use the aircraft for personal use on a flight available basis, provided that Mr. Heckmann pays all variable costs associated with such personal use, including, without limitation, fuel costs, landing fees and equipment insurance. K2 and Heckmann Enterprises have also agreed on a sharing of scheduled and unscheduled maintenance costs based primarily on usage of the aircraft. The Lease may be terminated on certain conditions as set forth in the Lease and may be terminated by either party for any reason on 90 days prior notice.

Note 16—Subsequent Events

On January 16, 2007, K2 completed the acquisition of Penn International, LLC (“Penn”), a business engaged in the design, manufacturing, selling and distribution of fishing accessories. The transaction consideration consisted of cash, subject to a working capital adjustment, and certain holdbacks whereby K2 may make additional payments in the form of stock or cash, less any claims for breaches of representations and warranties or other indemnities. This transaction will be accounted for under the purchase method of accounting, accordingly the purchased assets and liabilities will be recorded at their estimated fair values at the date of the acquisition. Should there be assets with definite lives, those assets would be subject to amortization resulting in additional amortization expense. The results of the operations of Penn will be included in the consolidated financial statements of K2 beginning with the date of the acquisition. The Penn business will be included in K2’s Marine and Outdoor segment.

On January 2, 2007, K2 completed the acquisition of CMC, a business engaged in the design, selling and distribution of paintball products. The transaction consideration consisted of cash. The CMC business has been renamed JT Europe and will be included in K2’s Team Sports segment.

K2 INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006

Note 17—Quarterly Operating Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Year
	(Millions, except per share and stock price amounts)
2006
Net sales	$348.1	$301.1	$356.9	$388.6	$1,394.7
Gross profit	112.6	102.6	137.7	140.4	493.3
Net income	$3.6	$2.1	$21.5	$10.5	$37.7

Basic earnings per share
Net income	$0.08	$0.05	$0.46	$0.21	$0.80

Diluted earnings per share
Net income	$0.08	$0.05	$0.40	$0.20	$0.74

Cash dividend per share—none

Stock prices:
High	$12.66	$13.12	$11.90	$14.33	$14.33
Low	$9.90	$10.60	$10.11	$11.73	$9.90

	Quarter
	First	Second	Third	Fourth	Year
	(Millions, except per share and stock price amounts)
2005
Net sales	$318.3	$301.4	$340.4	$353.5	$1,313.6
Gross profit	102.8	99.8	125.1	123.9	451.6
Net income (loss) (a)	$2.3	$1.5	$16.7	$(232.1)	$(211.6)

Basic earnings per share
Net income (loss)	$0.05	$0.03	$0.36	$(5.01)	$(4.57)

Diluted earnings per share
Net income (loss)	$0.05	$0.03	$0.32	$(5.01)	$(4.57)

Cash dividend per share—none

Stock prices:
High	$15.88	$13.90	$13.64	$11.50	$15.88
Low	$12.73	$11.34	$11.17	$8.81	$8.81

(a)	Fourth quarter net loss includes non-cash intangible impairment charges of $243.0 million, net of taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of K2 Inc.

We have audited the accompanying consolidated balance sheets of K2 Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a-2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K2 Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, K2 Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of K2 Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of K2 Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that K2 Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K2 Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Sevylor business, which was acquired on December 11, 2006 and is included in the 2006 consolidated financial statements of K2 Inc. from the date of acquisition and consisted of $16.4 million and $9.4 million of total and net assets, respectively, as of December 31, 2006 and $0.4 million and $0.1 million of net sales and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of K2 Inc. also did not include an evaluation of the internal control over financial reporting of the Sevylor business.

In our opinion, management’s assessment that K2 Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, K2 Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K2 Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of K2 Inc. and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

March 9, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

K2 maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As required by rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer (K2’s principal executive officer) and Chief Financial Officer (K2’s principal financial officer), of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that K2’s disclosure controls and procedures were effective at the reasonable assurance level as of the Evaluation Date.

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

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the recent acquisition of the Sevylor business, which was acquired in the fourth quarter of 2006 and which was included in the 2006 consolidated financial statements of K2 Inc. and consisted of $16.4 million and $9.4 million of total and net assets, respectively, as of December 31, 2006 and $0.4 million and $0.1 million of net sales and operating income, respectively, for the year then ended.

K2, under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, assessed the Company’s internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on management’s assessment of the effectiveness of K2’s internal control over financial reporting as of December 31, 2006, and such report is included under Item 8, “Financial Statements and Supplementary Data” above.

Officer Certifications

K2 has included the Chief Executive Officer and Chief Financial Officer certifications regarding K2’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, the certification of the Chief Executive Officer required by the New York Stock Exchange Listing Standards, Section 303A.12(a), relating to K2’s compliance with the New York Stock Exchange Corporate Governance Listing Standards in respect of fiscal year 2005, was submitted to the New York Stock Exchange without qualification on May 31, 2006.

Inherent Limitations on Effectiveness of Controls

K2’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within K2 have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Furthermore, an important part of K2’s growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and the process of integrating new businesses into K2’s control system may hinder the effectiveness of K2’s overall disclosure controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of the executive officers of K2 and their ages, titles and biographies as of the date hereof are incorporated by reference from “Item 1: Business” above.

The remaining information required by this Item 10 will be included in the Proxy Statement to be filed within 120 days after K2’s fiscal year end of December 31, 2006 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 12 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

(a-1) Financial Statements (for the three years ended December 31, 2006 unless otherwise stated):

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes.

(a-3) Exhibits

(3)(i)(1)	Restated Certificate of Incorporation dated May 4, 1989, filed as Exhibit (3)(i)(1) to Form 10-K filed March 16, 2006 and incorporated herein by reference.

(3)(i)(2)	Certificate of Amendment of Restated Certificate of Incorporation dated May 31, 1995, filed as Exhibit (3)(i)(2) to Form 10-K filed March 16, 2006 and incorporated herein by reference.

(3)(i)(3)	Certificate of Amendment of Restated Certificate of Incorporation dated May 24, 1996, filed as Exhibit (3)(i)(3) to Form 10-K filed March 16, 2006 and incorporated herein by reference.

(3)(i)(4)	Certificate of Amendment of the Certificate of Incorporation dated March 28, 2003, filed as Exhibit 3.1 to Form 8-K filed April, 2003 and incorporated herein by reference.

(3)(i)(5)	Certificate of Amendment of Restated Certificate of Incorporation, filed as Annex F to Schedule 14A filed April 14, 2004 and incorporated herein by reference.

(3)(ii)	By-Laws of K2 Inc., as amended and restated, filed as Exhibit 3.1 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(4)(a)	Rights Agreement dated as of July 1, 1999 between K2 Inc. and Harris Trust Company of California, as Rights Agent, which includes thereto the Form of Rights Certificate to be distributed to holders of Rights after the Distribution, filed as Item 2, Exhibit 1 to Form 8-A filed August 9, 1999 and incorporated herein by reference.

(b)	Securities Purchase Agreement dated as of November 2002, among K2 Inc. and the purchasers set forth on the signature pages thereto, filed as Item 7, Exhibit 4.1 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(c)	Form of Amended and Restated Convertible Debenture – Exhibit A to the Securities Purchase Agreement, filed as Exhibit 4.1 and 4.2 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(d)	Form of Amended and Restated Stock Purchase Warrant – Exhibit B to the Securities Purchase Agreement, filed as Exhibit 4.3 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(e)	Stock Purchase Warrant, filed as Exhibit 4.4 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(f)	Registration Rights Agreement – Exhibit C to the Securities Purchase Agreement, filed as Item 7, Exhibit 4.4 to Form 8-K filed February 25, 2003 and incorporated herein by reference.

(g)	Form of Amendment to Registration Rights Agreement dated June 4, 2003, filed as Exhibit 4.5 to Form 8-K filed June 5, 2003 and incorporated herein by reference.

(h)	Indenture dated as of June 10, 2003, filed as Exhibit 4.2 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(i)	Form of $75,000,000, 5.00% Convertible Senior Note, filed as Exhibit 4.3 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(j)	Registration Rights Agreement, dated as of June 10, 2003, filed as Exhibit 4.4 to Form S-3 filed September 8, 2003 and incorporated herein by reference.

(k)	Conversion Agreement entered into as of November 1, 2006 by and among K2 Inc. and CS Securities (USA) LLC (f/k/a Credit Suisse First Boston LLC), filed as Exhibit 10.1 to Form 8-K filed November 7, 2006 and incorporated herein by reference.

(l)	Purchase Agreement, dated June 24, 2004, by and among K2 Inc., the guarantors listed therein and J.P. Morgan Securities Inc., as representative of the initial purchasers, filed as Exhibit 99.1 to Form 8-K filed June 28, 2004 and incorporated herein by reference.

(m)	Registration Rights Agreement, dated as of July 1, 2004, by and among K2 Inc., the guarantors listed therein and J.P. Morgan Securities Inc. and Banc of America Securities LLC, filed as Exhibit 10.9 to Form S-4 filed December 2, 2004 and incorporated herein by reference.

(n)	Indenture, dated as of July 1, 2004, among K2 Inc., the subsidiary guarantors named therein and U.S. Bank, National Association, as trustee, filed as Exhibit 10.15 to Form S-4 filed December 2, 2004 and incorporated herein by reference.

(10)(a)	Amended and Restated Credit Agreement dated as of February 21, 2006 among K2 Inc. and certain of its subsidiaries party thereto, the financial institutions named therein, as lenders, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and other parties named therein, filed as Exhibit 10.1 to Form 8-K filed February 24, 2006 and incorporated herein by reference.

(b)	Pledge and Security Agreement dated as of March 25, 2003, among K2 Inc. and Debtors set forth on the signature pages thereto, and Bank One, N.A., filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Guaranty and Security Confirmation dated as of February 21, 2006 (amending Guaranty and Security Agreement dated as of July 1, 2004) filed as Exhibit 10(c) to Form 10-K filed March 16, 2006 and incorporated herein by reference.

(d)	Retirement agreement dated November 20, 1995 between K2 Inc. and B.I. Forester, filed as Exhibit (10)(d) to Form 10-K filed March 16, 2006 and incorporated herein by reference.

(e)	Trust for Anthony Industries, Inc. Supplemental Employee Retirement Plan for the Benefit of B.I. Forester between K2 Inc. and Wells Fargo Bank N.A., as Trustee, dated November 20, 1995, filed as Exhibit (10)(e) to Form 10-K filed March 16, 2006 and incorporated herein by reference.

(f)	Special Supplemental Benefit Agreement between K2 Inc. and Bernard I. Forester dated December 9, 1986, filed as Exhibit (10)(f) to Form 10-K filed March 16, 2006 and incorporated herein by reference.

(g)	1994 Incentive Stock Option Plan, filed as Exhibit (10)(g) to Form 10-K filed March 16, 2006 and incorporated herein by reference.

(h)	1999 Incentive Stock Option Plan, filed as Exhibit (10)(h) to Form 10-K filed March 16, 2006 and incorporated herein by reference.

(i)	Form of Indemnification Agreement for K2 Inc. Directors and Executive Officers dated as of August 7, 2003, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(j)	Schedule of Non-Employee Director Compensation, filed as Exhibit 10.1 to Form 8-K filed May 17, 2006 and incorporated herein by reference.

(k)	Reimbursement Agreement dated as of October 28, 2003 between Richard J. Heckmann and K2 Inc., filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(l)	Amendment No. 1 to Reimbursement Agreement dated as of July 6, 2004 between Richard J. Heckmann and K2 Inc., filed as Exhibit 10 to 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(m)	Termination of Reimbursement Agreement dated as of January 17, 2007 between Mr. Richard J. Heckmann and K2 Inc., filed as Exhibit 10.2 to Form 8-K filed January 19, 2007 and incorporated herein by reference.

(n)	Aircraft Lease Agreement dated as of January 17, 2007 between Heckmann Enterprises, Inc. and K2 Inc., filed as Exhibit 10.1 to Form 8-K filed January 19, 2007 and incorporated herein by reference.

(o)	2004 Long-Term Incentive Plan, as approved by stockholders on May 13, 2004 and amended on June 30, 2004, filed as Exhibit 4 to 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(p)	2005 Long-Term Incentive Plan, as adopted by the Compensation Committee as of April 28, 2005, filed as Exhibit 4.1 to Form S-8 filed June 28, 2005 and incorporated herein by reference.

(q)	K2 Inc. 2006 Long-Term Incentive Plan, as approved by stockholders on May 11, 2006 and amended August 15, 2006, filed as Exhibit 10.1 to Form 8-K filed August 21, 2006 and incorporated herein by reference.

(r)	Form of K2 Inc. 2006 LTIP Nonqualified Stock Option Agreement – Employee, filed as Exhibit 99.2 to Form 8-K filed May 26, 2006 and incorporated herein by reference.

(s)	Form of K2 Inc. 2006 LTIP Restricted Stock Unit Agreement – Employee, filed as Exhibit 99.3 to Form 8-K filed May 26, 2006 and incorporated herein by reference.

(t)	Form of K2 Inc. 2006 LTIP Nonqualified Stock Option Agreement – Non-Employee Director, filed as Exhibit 99.4 to Form 8-K filed May 26, 2006 and incorporated herein by reference.

(u)	Form of K2 Inc. 2006 Restricted Stock Unit Agreement – Non-Employee Director, filed as Exhibit 99.5 to Form 8-K filed May 26, 2006 and incorporated herein by reference.

(v)	Employment Agreement between K2 Inc. and Richard J. Heckmann dated as of February 12, 2007, filed as Exhibit 10.1 to Form 8-K filed February 16, 2007 and incorporated herein by reference.

(w)	Employment Agreement between K2 Inc. and J. Wayne Merck dated as of February 12, 2007, filed as Exhibit 10.2 to Form 8-K filed February 16, 2007 and incorporated herein by reference.

(x)	Form of Employment Agreement entered into by and between K2 Inc. and John J. Rangel, filed as Exhibit 10.2 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(y)	Form of Employment Agreement entered into by and between K2 Inc. and each of Dudley W. Mendenhall and Monte H. Baier, filed as Exhibit 10.3 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(z)	K2 Inc. Severance Benefit Plan dated February 14, 2005, filed as Exhibit 10.4 to Form 8-K filed February 17, 2005 and incorporated herein by reference.

(aa)	Asset Purchase Agreement dated June 8, 2000 by and between Tyco International (US) Inc., Ludlow Building Products, Inc. as Buyer, Tyco Plastics Services AG, as IP Buyer, and K2 Inc., as Seller, filed as Exhibit (10)(r) to Form 10-K filed March 16, 2006 and incorporated herein by reference.

(12)	Statement of Computation of Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of K2 Inc.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney (included in the signature page hereto).

(31.1)	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Refer to (a-3) above.

(c) Refer to (a-2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2 INC.

Date: March 16, 2007	/S/ THOMAS R. HILLEBRANDT
Thomas R. Hillebrandt Corporate Controller and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint J. Wayne Merck, Dudley W. Mendenhall and Monte H. Baier, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him or her in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any subsequent amendments the Company may hereafter file with the Securities and Exchange Commission, and to file this Annual Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully, to all intents and purposes, as they, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/S/ RICHARD J. HECKMANN Richard J. Heckmann	Executive Chairman of the Board	March 16, 2007

/S/ J. WAYNE MERCK J. Wayne Merck	President and Chief Executive Officer	March 16, 2007

/S/ DUDLEY W. MENDENHALL Dudley W. Mendenhall	Senior Vice President and Chief Financial Officer	March 16, 2007

/S/ THOMAS R. HILLEBRANDT Thomas R. Hillebrandt	Corporate Controller and Chief Accounting Officer	March 16, 2007

/S/ CHRISTOPHER C. AMES Christopher C. Ames	Director	March 16, 2007

Signature	Title	Date

/S/ WILFORD D. GODBOLD, JR. Wilford D. Godbold, Jr.	Director	March 16, 2007

/S/ ROBIN E. HERNREICH Robin E. Hernreich	Director	March 16, 2007

/S/ LOU HOLTZ Lou Holtz	Director	March 16, 2007

/S/ ANN MEYERS Ann Meyers	Director	March 16, 2007

/S/ ALFRED E. OSBORNE, JR. Alfred E. Osborne, Jr.	Director	March 16, 2007

/S/ DAN QUAYLE Dan Quayle	Director	March 16, 2007

/S/ EDWARD F. RYAN Edward F. Ryan	Director	March 16, 2007

K2 INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(Thousands)

		Additions	Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Amounts charged to reserve net of reinstatements	Balance at end of year
Year ended December 31, 2006
Allowance for doubtful items	$15,315	$6,581	$2,434	$19,462

Year ended December 31, 2005
Allowance for doubtful items	$13,260	$6,560	$4,505	$15,315

Year ended December 31, 2004
Allowance for doubtful items	$7,558	$8,677	$2,975	$13,260