Form 10-Q
period 2007-03-31
K2 INC
filed 2007-05-03
CIK 6720

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At April 30, 2007 there were 49,460,856 shares of Common Stock ($1.00 par value) outstanding.

PART – 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(Thousands, except per share figures)

	Three Months Ended March 31,
	2007	2006
Net sales	$372,725	$348,071
Cost of products sold	249,115	235,516

Gross profit	123,610	112,555

Selling expenses	69,236	61,875
General and administrative expenses	40,472	38,073

Operating income	13,902	12,607

Interest expense	7,169	7,833
Other income, net	(687)	(752)

Income before provision for income taxes	7,420	5,526

Provision for income taxes	2,653	1,884

Net income	$4,767	$3,642

Basic earnings per share of Common Stock:	$0.10	$0.08

Diluted earnings per share of Common Stock:	$0.09	$0.08

Basic shares outstanding of Common Stock	49,387	46,719
Diluted shares outstanding of Common Stock	50,653	47,397

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
	(Thousands, except share data)
Assets
Current Assets
Cash and cash equivalents	$24,078	$15,279
Accounts receivable, less allowances for doubtful accounts of $19,393 (2007) and $19,462 (2006)	351,533	401,563
Inventories, net	405,017	384,983
Deferred income taxes	17,013	16,101
Prepaid expenses and other current assets	29,863	26,292

Total current assets	827,504	844,218

Property, plant and equipment	326,936	319,454
Less allowance for depreciation and amortization	182,685	176,104

	144,251	143,350
Other Assets
Goodwill	136,254	113,854
Tradenames	88,322	89,286
Other intangible assets, net	36,356	24,762
Other	20,460	19,984

Total Assets	$1,253,147	$1,235,454

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$8,041	$16,071
Accounts payable	109,572	94,806
Income taxes payable	21,058	28,778
Accrued payroll and related	35,232	42,666
Other accruals	109,595	97,797
Current portion of long-term debt	3,190	3,424

Total current liabilities	286,688	283,542

Long-term pension liabilities	25,846	25,130
Long-term debt	305,049	297,488
Deferred income taxes	15,311	14,657
Convertible debentures	75,000	75,000

Shareholders’ Equity
Preferred Stock, $1 par value, authorized 12,500,000 shares, none issued	—	—
Common Stock, $1 par value, authorized 110,000,000 shares in 2007 and 2006, issued shares – 50,205,996 in 2007 and 50,177,601 in 2006	50,206	50,178
Additional paid-in capital	532,230	531,421
Retained deficit	(23,232)	(27,315)
Treasury shares at cost, 763,140 shares in 2007 and 2006	(9,360)	(9,360)
Accumulated other comprehensive loss	(4,591)	(5,287)

Total Shareholders’ Equity	545,253	539,637

Total Liabilities and Shareholders’ Equity	$1,253,147	$1,235,454

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Thousands)
Operating Activities
Net income	$4,767	$3,642
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	395	108
Depreciation and amortization	10,054	8,602
Non-cash share-based compensation charges	822	515
Deferred taxes	762	(5,829)
Decrease in long-term pension liabilities	(265)	—
Changes in operating assets and liabilities	40,432	45,292

Net cash provided by operating activities	56,967	52,330

Investing Activities
Property, plant and equipment expenditures	(7,352)	(5,658)
Proceeds on sale of property, plant and equipment	—	2,649
Purchase of businesses, net of cash acquired	(39,820)	(262)
Other items, net	(288)	(182)

Net cash used in investing activities	(47,460)	(3,453)

Financing Activities
Borrowings under long-term debt	304,720	275,692
Payments of long-term debt	(297,393)	(311,331)
Net decrease in short-term bank loans	(8,030)	(8,805)
Debt financing costs	(50)	(325)
Proceeds received from exercise of stock options and warrants	14	398

Net cash used in financing activities	(739)	(44,371)

Effects of foreign exchange rates on cash and cash equivalents	31	97

Net increase in cash and cash equivalents	8,799	4,603

Cash and cash equivalents at beginning of period	15,279	11,797

Cash and cash equivalents at end of period	$24,078	$16,400

See notes to consolidated condensed financial statements

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

K2 Inc. (“K2”) reports its financial statements using a 13 week quarter ending on the closest Sunday to the end of March, June and September, and the fourth quarter ending on December 31. Prior to 2007, K2 reported its financial statements using a 52/53 week year with a 13 week quarter ending on the closest Sunday to the end of March, June, September and December. Fiscal year 2007 will include a full calendar year versus 53 weeks in 2006, and the first quarter 2007 includes 13 weeks versus 14 weeks in the first quarter 2006. For purposes of the consolidated financial statements, the end of each quarter is stated as of March 31, June 30, September 30 and December 31, respectively.

The interim financial statements should be read in connection with the financial statements in K2 Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – Income Taxes

On January 1, 2007, K2 adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the adoption of FIN 48, K2 recognized a decrease of approximately $0.7 million to the January 1, 2007 retained earnings balance. Additionally, K2 decreased a deferred tax liability for approximately $1.0 million, reduced goodwill and other non-current intangible assets by approximately $6.5 million, and decreased income tax payable by approximately $4.8 million. As of the adoption date, K2 had approximately $21.8 million of total, gross unrecognized income tax benefits. Of this total, approximately $11.0 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.

K2’s accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. This policy did not change as a result of the adoption of FIN 48. K2 had approximately $2.8 million accrued for interest as of January 1, 2007.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 2 – Income Taxes (Continued)

K2 and its subsidiaries are subject to U.S. federal income tax as well as multiple foreign and state tax jurisdictions. The K2 Federal income tax returns for 2001 through 2004 are currently under examination. In addition, K2 has acquired entities which have net operating loss carryovers that originate from tax years prior to 2001 that could be subject to adjustment. K2 has two German subsidiaries which are currently under examination for years ranging from 1999 through 2004. It is reasonably possible that one of the German examinations will conclude in the next twelve months. However, based on the status of this examination and the protocol of finalizing audits, which could include appeals and other proceedings, the final outcome is not yet determinable. Various other foreign and state income tax returns are also under examination by the respective taxing authorities. K2 does not believe that the outcome of any of these examinations will have a material adverse effect on the consolidated results of operations or consolidated financial position.

NOTE 3 – Share-based Compensation

K2 accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS 123R”), which requires K2 to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

March 31, 2007

NOTE 3 – Share-based Compensation (Continued)

Stock Option Activity

Options granted, exercised, expired and forfeited under the 2006 Plan, 2005 Plan, 2004 Plan, 1999 Plan and 1994 Plan and options assumed from acquisitions for the first three months of fiscal year 2007 are as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	4,163,919	$11.33	6.65
Granted	705,250
Exercised	(1,729)
Forfeited	(6,500)
Expired	(32,887)

Options outstanding at March 31, 2007	4,828,053	$11.42	6.91	$6,564,438

Options vested and expected to vest at March 31, 2007	4,757,279	$11.42	6.87	$6,540,416

Options exercisable at March 31, 2007	3,479,803	$11.33	5.89	$5,958,658

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 were $4.95 and $4.59, respectively. Intrinsic value is defined as the difference between the relevant current market value of the underlying common stock and the grant price for options with exercise prices less than the market values on such dates. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 were $6,600 and $398,200, respectively. Cash received from stock options exercised during the three months ended March 31, 2007 was $14,300 and the actual tax benefit realized from these exercises was $6,600.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 3 – Share-based Compensation (Continued)

Options are granted at an exercise price equal to the fair market value at the date of grant. Information regarding stock options outstanding as of March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$2.39 – $7.45	928,066	$6.96	4.71 years	928,066	$6.96
$7.50 – $10.63	296,320	8.39	3.38 years	288,320	8.34
$11.15	629,000	11.15	9.14 years	—	—
$11.25 – $11.65	139,000	11.27	2.01 years	139,000	11.27
$12.09	705,250	12.09	9.97 years	—	—
$12.45 – $12.50	5,500	12.45	8.45 years	5,500	12.45
$12.51	842,000	12.51	8.07 years	842,000	12.51
$12.97 – $13.25	113,829	13.16	4.41 years	107,829	13.16
$13.69	978,500	13.69	7.13 years	978,500	13.69
$13.83 – $24.03	190,588	18.86	3.26 years	190,588	18.86

Total	4,828,053	$11.42	6.91 years	3,479,803	$11.33

Restricted Stock

A summary of the status of the Company’s Restricted Stock issued under the Plans for the first three months of fiscal year 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock outstanding at December 31, 2006	111,332	$13.28
Vested	(26,666)	13.35

Restricted Stock outstanding at March 31, 2007	84,666	$13.26

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 3 – Share-based Compensation (Continued)

Restricted Stock Units

A summary of the status of the Company’s Restricted Stock Units issued, including Performance Awards, under the Plans for the first three months of fiscal year 2007 is as follows:

	Shares	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Restricted Stock Units outstanding at December 31, 2006	205,628	$—	1.24	$2,712,233
Awarded	280,323	—
Forfeited	(2,166)	—

Restricted Stock Units outstanding at March 31, 2007	483,785	$—	1.48	$5,848,961

Restricted Stock Units vested and expected to vest at March 31, 2007	483,785	$—	1.48	$5,848,961

Restricted Stock Units exercisable (vested and deferred) at March 31, 2007	—	$—	—	$—

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 3 – Share-based Compensation (Continued)

The Company recognized the following share-based compensation expense (thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
	(Thousands)
Stock options
General and administrative expenses	$233	$275
Selling expenses	24	—
Cost of goods sold	4	—

Restricted Stock
General and administrative expenses	261	240
Selling expenses	6	—

Restricted Stock Units
General and administrative expenses	268	—
Selling expenses	22	—
Cost of goods sold	4	—

Total	822	515

Income tax benefit	(294)	(176)

Share-based compensation expense, net of taxes	$528	$339

Effect of share-based compensation expense on net income per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The following table summarizes the approximate unrecognized compensation cost for the share-based compensation awards and the weighted average remaining years over which the cost will be recognized:

	Total Unrecognized Compensation Cost	Weighted Average Remaining Years
	(Thousands)
Stock options	$5,641	2.97
Restricted Stock	766	0.83
Restricted Stock Units	4,800	2.34

Total	$11,207	2.68

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 3 – Share-based Compensation (Continued)

The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.43%	4.29%
Expected life of options	5 years	5 years
Expected volatility	38.9%	45.7%
Expected dividend yield	—	—

NOTE 4 – Inventories

The components of inventories consisted of the following:

	March 31, 2007	December 31, 2006
	(Thousands)
Finished goods	$285,904	$282,692
Work in process	27,722	18,694
Raw materials	91,391	83,597

	$405,017	$384,983

NOTE 5 – Acquisitions

On January 16, 2007, K2 completed the acquisition of Penn International, LLC (“Penn”), a business engaged in the design, manufacturing, selling and distribution of fishing accessories. The transaction consideration consisted of cash, subject to a working capital adjustment, and certain holdbacks whereby K2 may make additional payments in the form of stock or cash, less any claims for breaches of representations and warranties or other indemnities. The holdbacks total $9.5 million at March 31, 2007, including $5.0 million related to any future claims for indemnification as specified in the purchase agreement and $4.5 million related to a non-contributory defined benefit pension plan. The Penn business is included in K2’s Marine and Outdoor segment.

On January 2, 2007, K2 completed the acquisition of CMC Sport GmbH (“CMC”), a business engaged in the design, selling and distribution of paintball products. The transaction consideration consisted of cash. The CMC business has been renamed JT Europe and is included in K2’s Team Sports segment.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 5 – Acquisitions (Continued)

The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the applicable acquisition. These transactions were accounted for under the purchase method of accounting, and accordingly the purchased assets and liabilities were recorded at their estimated fair values at the date of the acquisition. The combined purchase price allocation for these acquisitions resulted in an excess of the purchase price over net tangible assets acquired of approximately $41.2 million.

The excess amounts of these transactions were allocated to intangible assets with finite and indefinite lives including: customer relationships, non-compete and supply agreements, and patents of $12.8 million with a weighted average life of 13.9 years; tradenames with an indefinite life not subject to amortization of $5.1 million; and goodwill not subject to amortization of $23.3 million. However, the allocation of the excess purchase price over the net tangible assets acquired related to these acquisitions is preliminary. K2 expects to complete the allocation by the third quarter of 2007.

At March 31, 2007, there was approximately $2.3 million of cash and 29,175 shares of K2 common stock held in escrow relating to certain acquisitions. The cash and shares will be released from escrow during 2007 through 2008 subject to final agreement between K2 and the selling parties. The cash and shares in escrow as well as future cash payments due have been reflected in the purchase price of the related acquisitions. Shares held in escrow are reflected in the calculation of diluted earnings per share for certain periods presented.

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

These reserves were recognized as assumed liabilities of the acquired companies. The reserves established were not individually significant to any of K2’s acquisitions during 2005 or 2004. No new reserves were established during 2006 or the three months ended March 31, 2007.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 5 – Acquisitions (Continued)

The following table summarizes the activity in 2006 and the first three months of 2007:

	Employee Severance	Employee Relocation	Subtotal	Lease Termination Costs	Total
	(Thousands)
Balance at December 31, 2005	$1,346	$243	$1,589	$2,131	$3,720
Adjustments to reserve estimates (reflected as an adjustment of the cost of the acquired companies)	(51)	—	(51)	(72)	(123)
Utilized in 2006	(1,295)	(153)	(1,448)	(1,194)	(2,642)

Balance at December 31, 2006	—	90	90	865	955
Utilized in 2007	—	—	—	(183)	(183)

Balance at March 31, 2007	$—	$90	$90	$682	$772

K2 believes that the remaining reserves for restructuring are adequate to complete its restructuring and exit plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 6 – Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following:

	Weighted Average Useful Life	March 31, 2007			December 31, 2006
		Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
		(Thousands)
Intangibles subject to amortization:
Patents	7.0 years	$18,448	$8,291	$10,157	$17,084	$7,766	$9,318
Customer contracts/relationships	11.0 years	27,937	4,446	23,491	16,463	3,815	12,648
Licensing agreements	6.6 years	3,278	2,011	1,267	3,278	1,853	1,425
Trademarks	6.9 years	1,075	479	596	1,075	434	641
Non-compete agreements	4.2 years	1,754	1,144	610	1,686	1,064	622
Order backlog and other	3.0 years	252	17	235	108	—	108

		52,744	16,388	36,356	39,694	14,932	24,762

Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor		11,012	—	11,012	5,891	—	5,891
Action Sports		35,555	—	35,555	41,044	—	41,044
Team Sports		20,155	—	20,155	20,751	—	20,751
Apparel and Footwear		21,600	—	21,600	21,600	—	21,600
Goodwill
Marine and Outdoor		54,867	—	54,867	36,604	—	36,604
Action Sports		668	—	668	668	—	668
Team Sports		4,591	—	4,591	—	—	—
Apparel and Footwear		76,128	—	76,128	76,582	—	76,582

		224,576	—	224,576	203,140	—	203,140

Total intangibles and goodwill		$277,320	$16,388	$260,932	$242,834	$14,932	$227,902

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 6 – Intangible Assets and Goodwill (Continued)

The increase in intangibles and goodwill subject to and not subject to amortization for the three months ended March 31, 2007 is due to K2’s acquisition activities as follows:

	December 31, 2006 Net Book Value	2007 Activity			‘March 31, 2007 Net Book Value
		Purchase Price Allocation (a)	Other Activity (b)	Amortization
	(Thousands)
Intangibles subject to amortization:
Patents	$9,318	$1,133	$225	$(519)	$10,157
Customer contracts/relationships	12,648	11,474	—	(631)	23,491
Licensing agreements	1,425	—	—	(158)	1,267
Tradenames/trademarks	641	—	—	(45)	596
Non-compete agreements	622	68	—	(80)	610
Order backlog and other	108	144	—	(17)	235

	24,762	12,819	225	(1,450)	36,356

Intangibles not subject to amortization: (by segment)
Tradename
Marine and Outdoor	5,891	5,121	—	—	11,012
Action Sports	41,044	—	(5,489)	—	35,555
Team Sports	20,751	—	(596)	—	20,155
Apparel and Footwear	21,600	—	—	—	21,600
Goodwill
Marine and Outdoor	36,604	18,312	(49)	—	54,867
Action Sports	668	—	—	—	668
Team Sports	—	4,591	—	—	4,591
Apparel and Footwear	76,582	—	(454)	—	76,128

	203,140	28,024	(6,588)	—	224,576

Total intangibles and goodwill	$227,902	$40,843	$(6,363)	$(1,450)	$260,932

(a)	Amounts in this column represent the allocation of purchase price to intangibles in accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”) and adjustments to the preliminary purchase price allocations.
(b)	Amounts in this column represent either additions to intangibles not related to purchased intangibles, the effects of foreign currency translation, a reduction in intangibles to reflect the utilization and projected benefits of acquired deferred tax assets, or a reduction in the reserves established upon acquisition in accordance with SFAS 141, primarily due to the adoption of FIN 48.

Amortization expense for intangibles subject to amortization was approximately $1.5 million for the three months ended March 31, 2007. Amortization expense of intangible assets subject to amortization is estimated to be approximately $5.5 million during 2007, approximately $5.5 million during 2008, approximately $4.1 million during 2009, approximately $3.5 million during 2010 and approximately $3.0 million during 2011.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

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

The following is activity related to product warranty liabilities:

	Three Months Ended March 31,
	2007	2006
	(Thousands)
Balance at January 1	$11,457	$10,446
Charged to costs and expenses	3,960	2,154
Increase to reserve resulting from acquisitions	379	—
Amounts charged to reserve	(3,669)	(3,511)

Balance at March 31	$12,127	$9,089

NOTE 8 – Borrowings and Other Financial Instruments

K2’s principal long-term borrowing facility, as amended and restated, is a five-year, $270 million revolving credit facility (“Facility”) expiring on February 21, 2011 with several banks and other financial institutions. The Facility is expandable to $350 million subject to certain conditions. The Facility has a $100 million limit for the issuance of letters of credit. Borrowings under the Facility are secured by all of K2’s assets in the United States, Canada, England and Norway. Actual borrowing availability under the Facility is based on K2’s trade receivable and inventory levels in the United States, Canada, England and Norway, subject to eligibility criteria and defined advance rates. Borrowings under the Facility are subject to an interest rate grid. As of March 31, 2006, borrowings bear a rate equal to the prime rate, or a LIBOR interest rate plus 1.375%, and the Facility had an unused commitment fee of 0.25%. The Facility includes various covenants, including requirements that K2 maintain a minimum debt service coverage ratio, as well as limiting annual capital expenditures, indebtedness, dividends and certain investment activities. On March 19, 2007, K2 amended the Facility to add additional European sub-limits in the Netherlands and Norway and increase the Facility by $20 million to $270 million.

At March 31, 2007, borrowings of $91.0 million were outstanding under the Facility bearing an average interest rate of 6.74%. At March 31, 2007, there were also letters of credit outstanding under the Facility of $8.5 million (consisting of $8.3 million of standby letters of credit and $0.2 million of trade letters of credit expiring over the next 12 months). Pursuant to the terms of the Facility, an additional $169.4 million was available for borrowing at March 31, 2007.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 8 – Borrowings and Other Financial Instruments (Continued)

At March 31, 2007, K2 had $75 million of 5.00% convertible senior debentures (“5% Debentures”) due June 2010. The 5% Debentures are convertible into 5,706,458 shares of K2 common stock at a conversion price of $13.143 per share. The 5% Debentures are redeemable by K2 in whole or in part at K2’s option on or after June 15, 2008 at a redemption price of 101.429% beginning on June 15, 2008 and ending on June 14, 2009, and at 100.714% beginning on June 15, 2009 and ending on June 14, 2010.

At March 31, 2007, K2 also had $200 million of 7.375% senior unsecured notes (“Senior Notes”) due July 1, 2014. The Senior Notes are redeemable by K2 in whole or in part at K2’s option at any time prior to July 1, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest plus a make-whole premium as defined in the indenture. Thereafter, K2 may redeem all or a portion of the notes at the redemption prices set forth in the indenture. The Senior Notes include various incurrence covenants, including limitations on indebtedness, restricted payments and sales of assets.

At March 31, 2007, K2 also had $25.3 million outstanding under various foreign lending arrangements.

NOTE 9 – Pension Plans

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

In conjunction with the acquisition of Penn during the first quarter of 2007, K2 acquired a non-contributory defined benefit pension plan covering approximately 179 of Penn’s non-union employees.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 9 – Pension Plans (Continued)

The components of domestic net periodic pension cost consisted of the following:

	Domestic Pension Plans Three Months Ended March 31,
	2007	2006
	(Thousands)

Service cost	$56	$38
Interest cost	1,080	1,007
Expected return on assets	(1,129)	(981)
Actuarial loss	115	215

Total net periodic benefit cost	$122	$279

The decrease in the net periodic benefit cost for the three months ended March 31, 2007 as compared to March 31, 2006 is due to an increase in the discount rate from 5.67% to 5.89% and decreases due to miscellaneous changes, including the passage of time. These changes are partially offset by increases in expense due to worse than expected asset returns in 2006 and a change in expected return on asset from 7.75% to 7.6%. K2 estimates a required cash contribution of approximately $5.1 million to the plans in 2007. During the three months ended March 31, 2007, K2 made contributions totaling approximately $0.4 million to the domestic plans.

Foreign plans

In addition to the plans discussed above, K2 also had five smaller defined benefit plans in the United Kingdom and in Germany (“foreign plans”). Four of the foreign plans are in Germany and are attributable to the acquisitions of Völkl and Marker on July 7, 2004. K2 recorded pension expense for the plans in Germany beginning with the date of the acquisitions.

	Foreign Pension Plans Three Months Ended March 31,
	2007	2006
	(Thousands)
Net periodic benefit cost
Service cost	$99	$101
Interest cost	243	201
Expected return on plan assets	(158)	(132)
Amortization of net loss	10	6

Net periodic benefit cost	$194	$176

Pension expense for the three months ended March 31, 2007 for the foreign plans remained fairly consistent with the three months ended March 31, 2006. K2 estimates a required cash contribution of approximately $1.2 million to the foreign plans in 2007. During the three months ended March 31, 2007, K2 made contributions totaling approximately $0.1 million to the foreign plans.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 10 – Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	Currency Translation Adjustments	Minimum Pension Liability	Derivative Financial Instruments	Total
	(Thousands)
Balance at December 31, 2006	$4,393	$(10,496)	$816	$(5,287)
Currency translation adjustment	761	—	—	761
Reclassification adjustment for amounts recognized in cost of sales	—	—	(477)	(477)
Change in fair value of derivatives, net of $418 in taxes	—	—	412	412

Balance at March 31, 2007	$5,154	$(10,496)	$751	$(4,591)

Total comprehensive income was $5.5 million and $5.6 million for the three months ended March 31, 2007 and 2006, respectively. Total comprehensive income includes the net change in accumulated other comprehensive loss for the period.

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in the above table. The currency translation gain for the three months ended March 31, 2007 is the result of the weakening of the U.S. dollar against foreign currencies during the period, mainly the Euro.

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 11 – Earnings Per Share Data (Continued)

	Three Months Ended March 31,
	2007	2006
	(Thousands, except per share amounts)
Determination of diluted number of shares:
Average common shares outstanding	49,387	46,719
Assumed conversion of dilutive stock options, restricted stock, contingently issuable shares and warrants	1,237	583
Shares held in escrow relating to completed acquisitions	29	95

Diluted average common shares outstanding (b)	50,653	47,397

Calculation of diluted earnings per share:
Net income (a)	$4,767	$3,642

Diluted earnings per share (a/b)	$0.09	$0.08

Options to purchase 4,828,053 and 4,153,466 shares of common stock were outstanding at March 31, 2007 and 2006, respectively. At March 31, 2007, there were also 84,666 unvested shares of restricted stock, 483,785 shares of unvested restricted stock units and 29,175 shares of common stock held in escrow relating to certain acquisitions. At March 31, 2006, there were 165,332 unvested shares of restricted stock and 29,175 shares of common stock held in escrow relating to certain acquisitions. Contingent holdbacks related to the Penn acquisition of $9.5 million at March 31, 2007, are payable in cash or stock. At March 31, 2007, shares of common stock issuable upon conversion of the $75 million of convertible debentures totaling 5,706,458 and warrants to purchase 524,329 shares of common stock were outstanding. At March 31, 2006, shares of common stock issuable upon conversion of the $100 million of convertible debentures (the 5% Debentures and the .25% Debentures) totaling 7,803,775 and warrants to purchase 767,589 of shares of common stock were outstanding.

For the three months ended March 31, 2007 and 2006, approximately 2,810,215 and 2,552,277 stock options, respectively, were excluded since their inclusion would have been antidilutive. For the three months ended March 31, 2007 and 2006, approximately 120,338 and 476,975 warrants, respectively, were also excluded as their inclusion would have been antidilutive. For the three months ended March 31, 2007 and 2006, the EPS calculation also excluded 5,706,458 and 7,803,775 shares, respectively, from the issuance of convertible debentures, since their inclusion would have also been antidilutive.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 12 – Segment Data

Under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” K2 classifies its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear.

Within Marine and Outdoor, sales over the past year have been as follows: approximately half of sales consisted of fishing products including rods, reels, fishing kits and combos, line and antennas; approximately one-third of sales consisted of marine products including personal flotation devices, drywear, waders and inflatable boats; and the balance of sales consisted of monofilament products including cutting line and paper weaving and conductive fiber industrial products and other product lines.

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

The results of K2’s China manufacturing operations are consolidated under the Marine and Outdoor segment. Historically, K2 has eliminated the intersegment sales from the China manufacturing operations, but has not allocated its operating profit from those intersegment sales to the other segments. In the fourth quarter of 2006, K2 implemented new financial reporting systems in its China manufacturing operations that now allocate it to obtain profitability by segment. The segment information for the 2006 period has been restated to reflect this reclassification.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 12 – Segment Data (Continued)

The segment information presented below is for the three months ended March 31:

	Net Sales to Unaffiliated Customers		Intersegment Sales		Operating Profit (Loss)
	2007	2006	2007	2006	2007	2006
	(Millions)
Marine and Outdoor	$142.2	$123.1	$52.0	$40.5	$15.3	$15.9
Team Sports	134.4	132.5	—	—	15.4	12.9
Action Sports	56.3	56.1	5.5	0.9	(10.6)	(10.7)
Apparel and Footwear	39.8	36.4	0.9	1.5	(1.3)	(1.8)

Total segment data	$372.7	$348.1	$58.4	$42.9	18.8	16.3

Corporate expenses, net					(4.2)	(3.0)
Interest expense					(7.2)	(7.8)

Income before provision for income taxes					$7.4	$5.5

NOTE 13 – Contingencies

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

March 31, 2007

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At March 31, 2007 and December 31, 2006, K2 had recorded an estimated liability of approximately $0.8 million for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, results of operations or prospects.

EIFS Litigation and Claims

From 1988 through 2000, K2, through a former division, manufactured and sold an exterior wall covering product for application by contractors on commercial and residential buildings, referred to as exterior insulated finish systems (“EIFS”). In June 2000, K2 sold the assets of this division to Tyco International (US) Inc. and affiliates, including any liabilities for EIFS manufactured and installed after the sale date. K2 has not been in this building products business since June 2000. Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of March 31, 2007, K2 continues to be a defendant or co-defendant in approximately 30 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

To date, all litigation costs and settlements related to the EIFS claims and lawsuits against K2 have been paid by insurers, with the exception of immaterial deductibles and one partial payment by K2, for which adequate reserves were made at the time of the sale of the EIFS business, although such insurance carriers have issued “reservation of rights” letters in respect of certain claims and lawsuits. A “reservation of rights” letter refers to the notice provided by K2’s insurers that, while K2’s insurers have determined that

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 13 – Contingencies (Continued)

the applicable insurance policy would cover the applicable lawsuits, the insurers preserve or “reserve” their right to withdraw from defense commitment on one or more claims if it is determined that one or more of the claims do not trigger coverage under the applicable insurance policy. Although K2’s experience with respect to EIFS claims is still evolving and it is possible that future claims and payments may vary from management’s current expectations, K2 believes that its third party insurance will be adequate to cover the anticipated costs of all remaining EIFS litigation.

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

March 31, 2007

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 13 – Contingencies (Continued)

On March 6, 2007, K2 filed a petition for rehearing in the Eighth Circuit with respect to the Eighth Circuit’s affirmation of the Missouri District Court’s judgment in favor of licensee on the $2.5 million Tortious Interference Verdict, which was subsequently denied. As of March 31, 2007, K2 is adequately reserved for the decision by the Eighth Circuit.

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

The outcome of this matter cannot be accurately predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson’s counterclaims, in the event that Miken does not prevail, it is expected that Wilson would take action against K2 for alleged acts of infringement arising after the acquisition of Miken’s assets by K2. It is further expected, that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats. In such event, K2 would, among other things, be required to record an expense in the period if the loss resulting from the resolution of the matter is probable and estimable.

Other

In connection with the sale of the Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5 million. K2 has the right to contest the notice of liability by filing a petition in United States Tax Court or by filing a lawsuit in United States Federal District Court and intends to defend itself, by among other things, seeking contribution from other shareholders of this corporation. At this time, the IRS has declined K2’s request for any information related to this matter until such time as K2 commences litigation. In accordance with SFAS No. 5, “Accounting for Contingencies,” K2 has not recorded a liability related to this matter as it is not probable and estimable at this time.

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

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

	Three Months Ended March 31, 2007
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$288,370	$142,720	$(58,365)	$372,725
Cost of products sold	—	196,969	108,213	(56,067)	249,115

Gross profit	—	91,401	34,507	(2,298)	123,610

Selling expenses	483	45,840	22,913	—	69,236
General and administrative expenses	9,023	21,000	10,449	—	40,472

Operating income (loss)	(9,506)	24,561	1,145	(2,298)	13,902

Income in consolidated subsidiaries	20,975	—	—	(20,975)	—
Other (income) expense, net	—	(132)	(555)	—	(687)
Interest expense	6,702	(1)	468	—	7,169

Income (loss) before income taxes	4,767	24,694	1,232	(23,273)	7,420
Income taxes	—	1,549	1,104	—	2,653

Net income (loss)	$4,767	$23,145	$128	$(23,273)	$4,767

	Three Months Ended March 31, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Net sales	$—	$291,236	$99,696	$(42,861)	$348,071
Cost of products sold	—	199,174	77,965	(41,623)	235,516

Gross profit	—	92,062	21,731	(1,238)	112,555

Selling expenses	—	47,197	14,678	—	61,875
General and administrative expenses	8,548	23,174	6,351	—	38,073

Operating income (loss)	(8,548)	21,691	702	(1,238)	12,607

Income in consolidated subsidiaries	19,243	—	—	(19,243)	—
Other (income) expense, net	(9)	(428)	(315)	—	(752)
Interest expense	7,062	56	715	—	7,833

Income (loss) before income taxes	3,642	22,063	302	(20,481)	5,526
Income taxes	—	1,004	880	—	1,884

Net income (loss)	$3,642	$21,059	$(578)	$(20,481)	$3,642

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

(Thousands)

	As of March 31, 2007
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Assets
Current Assets
Cash and cash equivalents	$18	$3,770	$20,290	$—	$24,078
Accounts receivable, net	306	264,651	162,199	(75,623)	351,533
Inventories, net	1,081	250,294	153,642	—	405,017
Deferred income taxes	15,365	(50)	1,698	—	17,013
Prepaid expenses and other current assets	1,361	10,397	18,105	—	29,863

Total current assets	18,131	529,062	355,934	(75,623)	827,504

Property, plant and equipment	6,815	169,522	150,599	—	326,936
Less allowance for depreciation and amortization	2,134	113,382	67,169	—	182,685

	4,681	56,140	83,430	—	144,251

Investment in subsidiaries	999,673	—	—	(999,673)	—
Advances to affiliates	(7,417)	405,802	81,512	(479,897)	—
Intangible assets, net	240,849	9,722	10,361	—	260,932
Other	13,688	3,181	3,591	—	20,460

Total Assets	$1,269,605	$1,003,907	$534,828	$(1,555,193)	$1,253,147

Liabilities and Shareholders’ Equity
Current Liabilities
Bank loans	$—	$—	$8,041	$—	$8,041
Accounts payable	7,460	88,315	89,420	(75,623)	109,572
Accrued liabilities	62,615	59,896	43,374	—	165,885
Current portion of long-term debt	—	—	3,190	—	3,190

Total current liabilities	70,075	148,211	144,025	(75,623)	286,688

Long-term pension liabilities	16,876	981	7,989	—	25,846
Long-term debt	290,992	—	14,057	—	305,049
Deferred income taxes	13,636	—	1,675	—	15,311
Advances from affiliates	257,773	46,900	175,224	(479,897)	—
Convertible debentures	75,000	—	—	—	75,000
Interdivisional equity	—	807,815	191,858	(999,673)	—
Shareholders’ Equity	545,253	—	—	—	545,253

Total Liabilities and Shareholders’ Equity	$1,269,605	$1,003,907	$534,828	$(1,555,193)	$1,253,147

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

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

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	Three Months Ended March 31, 2007
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income	$4,767	$23,145	$128	$(23,273)	$4,767
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	—	—	395	—	395
Depreciation and amortization	1,990	4,262	3,802	—	10,054
Non-cash share-based compensation charges	822	—	—	—	822
Deferred taxes	(1,479)	996	1,245	—	762
Change in long-term pension liabilities	(329)	—	64	—	(265)
Changes in operating assets and liabilities	9,908	18,405	12,119	—	40,432

Net cash provided by operating activities	15,679	46,808	17,753	(23,273)	56,967

Investing Activities
Property, plant & equipment expenditures	(171)	(5,062)	(2,119)	—	(7,352)
Purchase of businesses, net of cash acquired	—	(35,986)	(3,834)	—	(39,820)
Other items, net	(29,421)	32,829	(49,907)	46,211	(288)

Net cash used in investing activities	(29,592)	(8,219)	(55,860)	46,211	(47,460)

Financing Activities
Borrowings under long-term debt	304,720	—	—	—	304,720
Payments of long-term debt	(296,667)	—	(726)	—	(297,393)
Net decrease in short-term bank loans	—	—	(8,030)	—	(8,030)
Debt financing costs	(50)	—	—	—	(50)
Proceeds received from exercise of stock options	14	—	—	—	14

Net cash provided by (used in) financing activities	8,017	—	(8,756)	—	(739)

Effects of foreign exchange rates on cash and cash equivalents	—	—	31	—	31
(Increase) decrease in investment in subsidiaries	(16,650)	17,595	21,993	(22,938)	—
Advances (to) from affiliates	22,534	(53,884)	31,350		—

Net increase (decrease) in cash and cash equivalents	(12)	2,300	6,511	—	8,799

Cash and cash equivalents at beginning of year	30	1,470	13,779	—	15,279

Cash and cash equivalents at end of period	$18	$3,770	$20,290	$—	$24,078

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 14 – Supplemental Guarantor Information (Continued)

Condensed Consolidating Statements of Cash Flows (Unaudited)

(Thousands)

	Three Months Ended March 31, 2006
	K2 Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated K2 Inc.
Operating Activities
Net income (loss)	$3,642	$21,059	$(578)	$(20,481)	$3,642
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	—	(94)	202	—	108
Depreciation and amortization	1,730	3,503	3,369	—	8,602
Non-cash stock compensation charges	515	—	—	—	515
Deferred taxes	(5,591)	—	(238)	—	(5,829)
Changes in operating assets and liabilities	(13,851)	22,351	36,792	—	45,292

Net cash provided by (used in) operating activities	(13,555)	46,819	39,547	(20,481)	52,330

Investing Activities
Property, plant & equipment expenditures	(29)	(2,768)	(2,861)	—	(5,658)
Proceeds of the sale of property, plant & equipment	2,649	—	—	—	2,649
Purchase of businesses, net of cash acquired	—	—	(262)	—	(262)
Other items, net	1,680	12,222	(33,303)	19,219	(182)

Net cash provided by (used in) investing activities	4,300	9,454	(36,426)	19,219	(3,453)

Financing Activities					—
Borrowings under long-term debt	275,692	—	—	—	275,692
Payments of long-term debt	(310,978)	—	(353)	—	(311,331)
Net decrease in short-term bank loans	—	—	(8,805)	—	(8,805)
Debt financing costs	(325)	—	—	—	(325)
Proceeds received from exercise of stock options	398	—	—	—	398

Net cash used in financing activities	(35,213)	—	(9,158)	—	(44,371)

Effects of foreign exchange rates on cash and cash equivalents	—	—	97	—	97
(Increase) decrease in investment in subsidiaries	(1,262)	—		1,262	—
Advances (to) from affiliates	45,144	(56,248)	11,104	—	—

Net increase (decrease) in cash and cash equivalents	(586)	25	5,164	—	4,603

Cash and cash equivalents at beginning of year	2,575	1,594	7,628	—	11,797

Cash and cash equivalents at end of period	$1,989	$1,619	$12,792	$—	$16,400

K2 INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2007

NOTE 15 – Related Party Transactions

In October 2003, K2 entered into a Reimbursement Agreement with its Chairman and Chief Executive Officer, Mr. Heckmann, for the reimbursement of expenses incurred by Mr. Heckmann in the operation of his private plane when used for K2 business. The Reimbursement Agreement was effective for expenses incurred by Mr. Heckmann for K2 business purposes since September 3, 2003. On July 6, 2004 the agreement was amended changing certain terms and conditions. During the three months ended March 31, 2007 and 2006, K2 paid a total of approximately $203,000 and $86,000, respectively, pursuant to this agreement related to expenses incurred by Mr. Heckmann and other executive officers of K2.

This agreement was terminated on January 17, 2007 when K2 simultaneously entered into an Aircraft Lease Agreement (the “Lease”) with Heckmann Enterprises, Inc. (“Heckmann Enterprises”), a corporation 100% owned by Mr. Heckmann. Under the terms of the Lease, K2 leases a private aircraft owned by Heckmann Enterprises for a monthly lease payment of $30,000, with an expiration date of December 31, 2011. The Lease is a net lease and during the term, except as described below, K2 will be responsible for all costs associated with the aircraft. Mr. Heckmann has the right to use the aircraft for personal use on a flight available basis, provided that Mr. Heckmann pays all variable costs associated with such personal use, including, without limitation, fuel costs, landing fees and equipment insurance. K2 and Heckmann Enterprises have also agreed on a sharing of scheduled and unscheduled maintenance costs based primarily on usage of the aircraft. The Lease may be terminated on certain conditions as set forth in the Lease and may be terminated by either party for any reason on 90 days prior notice. During the three months ended March 31, 2007, K2 paid a total of approximately $118,000 pursuant to the Lease.

NOTE 16 – Subsequent Event

On April 25, 2007, K2 announced the signing of a definitive merger agreement pursuant to which Jarden Corporation (“Jarden”) agreed to acquire K2. Under the terms of the agreement, Jarden would pay $10.85 per share of K2 common stock in cash and will issue 0.1086 of a share of Jarden common stock (subject to adjustment as provided in the merger agreement) for each share of K2 common stock outstanding as of the closing. The cash and Jarden stock to be issued in the transaction have a combined value of approximately $15.50 per share of K2 common stock, based on the closing price of Jarden common stock on the date of signing the merger agreement. The total enterprise value of the transaction, including the assumption or repayment of indebtedness, is approximately $1.2 billion. The transaction is expected to close early in the third quarter of this year pending regulatory and shareholder approval.

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

Matters Affecting Comparability

Operating Segments. Under SFAS No. 131 K2 classifies its business into the following four segments based on similar product types, distribution channels and management’s perspective in evaluating K2’s various lines of business: Marine and Outdoor, Team Sports, Action Sports and Apparel and Footwear. The Marine and Outdoor segment includes fishing tackle and monofilament products as well as marine and outdoor products. The Team Sports segment includes baseball and softball products, licensed products and paintball products. The Action Sports segment includes skis, bindings, snowboards, snowshoes and in-line skates. The Apparel and Footwear segment includes skateboard shoes and related apparel, technical apparel and equipment, and outdoor and adventure travel apparel. The results of K2’s China manufacturing operations are consolidated under the Marine and Outdoor segment. Historically, K2 has eliminated the intersegment sales from the China manufacturing operations, but has not allocated its operating profit from those intersegment sales to the other segments. In the fourth quarter of 2006, K2 implemented new financial reporting systems in its China manufacturing operations that now allocate it to obtain profitability by segment. The segment information for the 2006 period has been restated to reflect this reclassification.

The Marine and Outdoor segment represented $142.2 million, or 38.2%, of K2’s 2007 three months consolidated net sales; the Team Sports segment had net sales of $134.4 million, or 36.0% of 2007 three months consolidated net sales; the Action Sports segment had net sales of $56.3 million, or 15.1% of 2007 three months consolidated net sales; and the Apparel and Footwear segment had net sales of $39.8 million, or 10.7% of 2007 three months consolidated net sales.

Fiscal Year. K2 reports its financial statements using a 13 week quarter ending on the closest Sunday to the end of March, June and September, and the fourth quarter ending on December 31. Prior to 2007, K2 reported its financial statements using a 52/53 week year with a 13 week quarter ending on the closest Sunday to the end of March, June, September and December. Fiscal year 2007 will include a full calendar year versus 53 weeks in 2006, and the first quarter 2007 includes 13 weeks versus 14 weeks in the first quarter 2006. For purposes of the consolidated financial statements, the end of each quarter is stated as of March 31, June 30, September 30 and December 31, respectively.

Consolidated Results of Operations

The following table sets forth certain ratios and relationships calculated from the Consolidated Condensed Statements of Income for the quarter ended March 31:

			Increase/Decrease
(In millions, except per share data)	2007	2006	$	%

Net sales	$372.7	$348.1	$24.6	7.1%
Gross profit	123.6	112.6	11.0	9.8%
Operating income	13.9	12.6	1.3	10.3%
Net income	4.8	3.6	1.2	30.9%

Diluted earnings per share	$0.09	$0.08	$0.01	12.5%

Expressed as a percentage of net sales:
Gross margin (a)	33.2%	32.3%
Selling, general and administrative expense	29.4%	28.7%
Operating margin (b)	3.7%	3.6%

(a)	Gross Margin is defined as gross profit divided by net sales as presented in the Consolidated Condensed Statements of Income.
(b)	Operating Margin is defined as operating income divided by net sales as presented in the Consolidated Condensed Statements of Income.

Acquisitions

On January 16, 2007, K2 completed the acquisition of Penn International, LLC (“Penn”), a business engaged in the design, manufacturing, selling and distribution of fishing accessories. The transaction consideration consisted of cash, subject to a working capital adjustment, and certain holdbacks whereby K2 may make additional payments in the form of stock or cash, less any claims for breaches of representations and warranties or other indemnities. The Penn business is included in K2’s Marine and Outdoor segment.

On January 2, 2007, K2 completed the acquisition of CMC, a business engaged in the design, selling and distribution of paintball products. The transaction consideration consisted of cash. The CMC business has been renamed JT Europe and is included in K2’s Team Sports segment.

The results of the operations of these two companies were included in the consolidated financial statements of K2 beginning with the date of the applicable acquisition.

Comparative First Quarter Results of Operations

Net sales of K2 for the three months ended March 31, 2007 increased to $372.7 million as compared with $348.1 million in the year-earlier period. Net income for the first quarter of 2007 also increased to $4.8 million, or $0.09 per diluted share, as compared to $3.6 million, or $0.08 per diluted share, in the first quarter of 2006.

Net Sales. In the Marine and Outdoor segment, net sales increased to $142.2 million in the 2007 first quarter as compared with $123.1 million in the prior year’s first quarter. The first quarter sales increase was due to increased sales of fishing kits and combos, Ugly Stik rods, Sevylor inflatables (acquired in December 2006) and Penn fishing tackle (acquired in January 2007) offset by declines in personal floatation devices, immersion suits, Hodgman waders and drywear.

Net sales of the Team Sports segment increased to $134.4 million for the 2007 first quarter as compared to $132.5 million in the prior year’s first quarter. The increase was driven primarily by increased sales of Rawlings, Worth and Miken baseball and softball products of $3.3 million and paintball products of $2.4 million, offset by a decline of Rawlings apparel and miscellaneous other product lines of $3.9 million.

In the Action Sports segment, net sales were $56.3 million in the 2007 first quarter as compared to $56.1 million in the prior year’s first quarter. This increase was primarily due to increased sales of K2 in-line skates of $6.2 million and skis of $1.8 million offset by decreased sales of Völkl alpine skis and Marker bindings of $6.4 million and miscellaneous other product lines of $1.4 million.

Net sales of the Apparel and Footwear segment increased to $39.8 million in the 2007 first quarter as compared to $36.4 million in the prior year’s first quarter. The increase in net sales is due to increased sales of Marmot winter outerwear of $3.8 million and Ex Officio spring apparel products of $1.8 million offset by declines in sales of skateboard shoes and apparel of $2.2 million.

K2’s international operations (operating locations outside of the United States) represented $85.9 million, or 23.0% of K2’s consolidated net sales for the three months ended March 31, 2007 as compared to $71.6 million, or 20.6% of K2’s consolidated net sales for the three months ended March 31, 2006. The increase in net sales from international operations was primarily due to international sales resulting from entities acquired in December 2006 and January 2007 and an increase in direct import sales of fishing tackle products.

Gross profit. Gross profits for the first quarter of 2007 increased 9.8% to $123.6 million, or 33.2% of net sales, as compared with 9.5% to $112.6 million, or 32.3% of net sales, in the year ago quarter. The increase in gross profit as a percentage of sales was due to higher gross margins in the Action and Team Segments offset by lower gross margins in Apparel and Footwear. Gross Margins in Marine and Outdoor were up slightly year over year.

Costs and Expenses. Selling expenses for the 2007 first quarter were $69.2 million, or 18.6% of net sales, as compared with $61.9 million, or 17.8% of net sales, in the prior year’s first quarter. General and administrative expenses for the 2007 first quarter were $40.5 million, or 10.9% of net sales, as compared with $38.1 million, or 10.9% of net sales, in the prior year’s first quarter. The increase in selling expenses in dollars was attributable to the increase in sales volume for the first quarter as compared to the prior year. The increase in general and administrative expenses in dollars was primarily attributable to higher sales volume during the first quarter. As a percentage of net sales, selling expenses increased due primarily to higher selling expense as a percentage of sales in the Action and Team segments.

Operating Income or Loss. Operating income for the 2007 first quarter increased to $13.9 million, or 3.7% of net sales, as compared to operating income of $12.6 million, or 3.6% of net sales, a year ago. The increase in operating income was due to higher sales volume and higher gross profit as a percentage of sales leading to increased gross profit offset by higher selling expenses as a percentage of sales and an additional $0.3 million of stock option expense under SFAS No. 123R in the 2007 first quarter as compared to the prior year.

K2’s international operations (operating locations outside of the United States) had an operating loss of $2.3 million for the three months ended March 31, 2007 as compared with an operating loss of $2.5 million in the year ago quarter. The decrease in operating loss from international operations was primarily due to increased sales of higher margin in-line skate sales and the increase in direct import sales of fishing tackle products.

Interest Expense. Interest expense was $7.2 million in the 2007 first quarter as compared to $7.8 million in the year-earlier period. The decrease in interest expense for 2007 was primarily attributable to the conversion of the $25.0 million 7.25% convertible subordinated debentures into K2 common stock during the third quarter of 2006.

Income Taxes. During the 2007 first quarter, the effective income tax rate was 35.75% as compared to 34.1% during the 2006 first quarter. The increase in the effective tax rate was primarily attributable to an estimated greater percentage of income being taxed in relatively higher tax jurisdictions during 2007 than during 2006.

Liquidity and Sources of Capital

Cash Flow Activity

K2’s operating activities provided $57.0 million of cash in the current year’s three months as compared to $52.3 million in the 2006 three months. The increase in cash from operations during 2007 was primarily attributable to the increase in accounts payable of $5.7 million in 2007 compared to a decrease of $16.0 million in 2006 and a decrease in deferred taxes of $0.8 million in 2007 compared to an increase of $5.8 million in 2006. These increases to operating activities were partially offset by a larger decrease in accrued liabilities of $10.0 million and a smaller decrease in accounts receivable of $9.5 million.

Net cash used in investing activities was $47.5 million in the current year’s three months, as compared to $3.5 million of cash used in investing activities in the prior year. The increase in cash used in investing activities was primarily due to $39.8 million related to the acquisitions completed during the first quarter of 2007. In addition, $1.7 million more cash was used in the purchase of property, plant and equipment and $2.6 million less cash was provided by the disposals of property, plant and equipment during the first quarter of 2007. There were no material commitments for capital expenditures at March 31, 2007.

Net cash used in financing activities was $0.7 million in the current year’s three months as compared with $44.4 million of cash used in financing activities in the prior year. The decrease in cash used in financing activities was primarily due to increased borrowings to finance acquisitions during 2007.

Capital Structure and Resources

K2’s principal long-term borrowing facility, as amended and restated, is a $270 million revolving credit facility (“Facility”), secured by all of K2’s assets in the United States, Canada, England and Norway. Total availability under the Facility is determined by a borrowing formula based on eligible trade receivables and inventory and defined advance rates. The Facility is expandable to $350 million, subject to certain conditions, and has a $100 million limit for the issuance of letters of credit. The Facility has an expiration date of February 21, 2011. On March 19, 2007, K2 amended the Facility to add additional European sub-limits in the Netherlands and Norway and increase the Facility by $20 million to $270 million.

At March 31, 2007, there were $91.0 million of borrowings outstanding under the Facility, $8.5 million of outstanding letter of credit issuances (consisting of $8.3 million of standby letters of credit and $0.2 million of trade letters of credit which expire over the next 12 months) and $169.4 million of available borrowing capacity. At March 31, 2007, K2 also had outstanding $75 million of 5.00% convertible senior debentures due June 2010 and $200 million of 7.375% senior unsecured notes due July 2014. At March 31, 2007, K2 had $25.3 million outstanding under various foreign lending arrangements.

K2 believes that the credit available under the Facility, together with cash flow from operations, will be sufficient for K2’s business needs through March 31, 2008. K2’s ability to arrange debt financing from other sources, should such additional financing become necessary, could be limited by the fact that substantially all of K2’s assets in the United States, Canada, England and Norway are subject to security interests pursuant to the Facility. In addition, K2’s $200 million senior notes place limitations on the incurrence of indebtedness by K2.

Long-term Financial Obligations and Other Commercial Commitments

The following summarizes the outstanding borrowings and long-term contractual obligations of K2 at March 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(Thousands)
Long-term debt (1)	$3,190	$4,776	$167,733	$207,540	$383,239
Operating leases (2)	18,053	25,627	15,606	20,161	79,447
Licensing arrangements (3)	4,267	4,629	555	525	9,976
Endorsement and sponsorship arrangements (4)	5,794	2,760	374	3	8,931
Pension contributions (5)	5,095	—	—	—	5,095

Total contractual cash obligations	$36,399	$37,792	$184,268	$228,229	$486,688

(1)	Includes principal payments contractually outstanding under K2’s lending arrangements. See Note 8-Borrowings and Other Financial Instruments of Notes to Consolidated Condensed Financial Statements for additional information on K2’s long-term debt obligations.
(2)	In the ordinary course of business, K2 enters into operating leases for the use of buildings, machinery and equipment. These amounts represent the contractual minimum payments due under these agreements.
(3)	In the ordinary course of business, K2 enters into licensing arrangements whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.
(4)	In the ordinary course of business, K2 enters into endorsement and sponsorship contracts with athletes whereby future minimum payments are due. These amounts represent the contractual minimum payments due under these agreements.
(5)	These amounts include estimated contributions for K2’s pension plans. See Note 9-Employee Retirement Benefits of Notes to Consolidated Condensed Financial Statements, for additional information on K2’s pension plans.

In addition to the amounts listed in the above table, K2 also has interest payment and fee obligations related to the long term debt as follows at March 31, 2007 (see also Note 8-Borrowings and Other Financial Instruments of Notes to Consolidated Condensed Financial Statements):

•

Outstanding borrowings of $91.0 million under its $270 million secured bank revolving credit line due February 21, 2011 with interest payments due at LIBOR plus 1.125% to 1.875% or at the prime rate and a commitment fee of 0.25% on the unused portion.

•	$75 million convertible debentures, due June 15, 2010 with semi-annual interest payable at 5.00%.

•	$200 million senior notes, due July 1, 2014 with semi-annual interest payable at 7.375%.

•

Outstanding long term debt of $17.2 million under various foreign lending arrangements, of which $3.2 million was due within one year. Interest rates on these borrowings range from approximately 1% to 7.25%.

Off-Balance Sheet Arrangements

K2 did not enter into any off-balance sheet arrangements during 2007 or 2006, nor did K2 have any off-balance sheet arrangements outstanding at March 31, 2007 or December 31, 2006.

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

Share-based Compensation

K2 accounts for stock based compensation in accordance with SFAS 123R, which requires K2 to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Determining Fair Value under SFAS No. 123R

Valuation and Amortization Method. The Black-Scholes option valuation model (single option approach) is used to calculate the fair value of employee stock option grants. For options with graded vesting, the option grant is treated as a single award and compensation cost is recognized on a straight-line basis over the vesting period of the entire award, ensuring that compensation cost is at least equal to the cumulative amount of vesting at the end of each reporting period.

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

K2 determined there were no indicators of impairment of long-lived assets as of March 31, 2007. However, future indicators or impairment tests of intangible assets with finite lives could result in a charge to earnings. K2 will continue to evaluate intangible assets on an annual basis or whenever events and changes in circumstances indicate that there may be a potential impairment.

K2 has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. K2 determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of patents, customer contracts and customer lists, licensing agreements, trademarks, non-compete arrangements, and order backlog, which have weighted average useful lives of approximately 7 years, 11 years, 7 years, 7 years, 4 years and 3 years, respectively.

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

Income Taxes

Income taxes are recorded using the liability method. K2 estimates actual current tax exposure together with temporary differences that result from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realization of its deferred tax assets, K2 considers all available positive and negative evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. In forecasting future taxable income, K2 considers (1) taxable income in prior carryback years, (2) future reversals of existing taxable temporary differences, (3) tax planning strategies, and (4) future taxable income, exclusive of reversing temporary differences and carryovers. These forecasts require significant judgment and assumptions to estimate future taxable income and are based on the plans and estimates that K2 uses to manage the underlying business. K2 has established a valuation allowance against its deferred tax assets in each jurisdiction where it cannot conclude that it is more likely than not that such assets will be realized. In the event that actual results differ from the forecasts or K2 adjusts the forecast or assumptions in the future, the resultant change in the valuation allowance could have a significant impact on future income tax expense.

On January 1, 2007, K2 adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

In conjunction with the acquisition of Penn during the first quarter of 2007, K2 acquired a non-contributory defined benefit pension plan covering approximately 179 of Penn’s non-union employees.

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

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of K2 Inc. and its consolidated subsidiaries (“K2”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of net sales, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry rankings relating to products; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include to successfully execute its acquisition plans and growth strategy, integration of acquired businesses, weather conditions, consumer spending, continued success of manufacturing in the People’s Republic of China, global economic conditions, product demand, financial market performance, foreign currency fluctuations and other risks that are described herein, including but not limited to the items described from time to time in K2’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including K2’s Annual Report on Form 10-K for the year ended December 31, 2006. K2 cautions that the foregoing list of important factors is not exclusive, any forward-looking statements included in this report are made as of the date of filing of this report with the Securities and Exchange Commission, and K2 assumes no obligation and does not intend to update these forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

K2 is exposed to a variety of risks. Two of these risks are foreign currency fluctuations and changes in interest rates that affect interest expense.

Foreign Currency and Derivatives

K2 is exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates can have on the reported results in the consolidated financial statements due to the translation of the operating results and financial position of K2’s international subsidiaries. K2 manages its exposures to changes in foreign currency exchange rates on certain firm purchase commitments and anticipated, but not yet committed purchases, by entering into some foreign currency forward contracts. K2’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on the cost of products sold over annual time horizons. Foreign currency exchange rate movements also affect K2’s competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors and may affect the profitability and pricing strategies of K2 as well. K2’s foreign currency risk policies entail entering into foreign currency derivative instruments only to manage risk of currency fluctuations over a given period of time, not for speculative investments. At March 31, 2007, K2 had foreign exchange contracts with maturities of within one year to exchange various foreign currencies to dollars in the aggregate amount of $50.3 million.

A majority of K2’s products are either manufactured in K2’s China manufacturing facility or sourced from Chinese suppliers, which requires the use of Yuan as the form of payment for labor, raw materials, supplies, overhead, transportation and facilities costs. In July 2005, the Chinese government announced that it would let the Yuan’s value float relative to other currencies within a narrow band. Since July 2005, the Yuan’s value versus the U.S. Dollar has increased 6.7%. Should the Yuan continue to strengthen against the U.S. dollar, this could have a negative impact on K2’s future results of operations in the event K2 is unable to pass on the impact of the rising costs in its sale prices.

Considering both the anticipated cash flows from firm purchase commitments and anticipated purchases for the next quarter and the foreign currency derivative instruments in place at quarter end, a hypothetical 10% weakening of the U.S. dollar relative to other currencies would not materially adversely affect expected second quarter 2007 earnings or cash flows. This analysis is dependent on actual purchases during the next quarter occurring within 90% of budgeted forecasts. The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the sensitivity effects shown above. In addition, it is unlikely currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen. Moreover, any negative effect of a weakening U.S. dollar in terms of increase materials costs would likely be partially offset by a positive impact on revenues due to K2’s sales internationally and the conversion of those international sales to U.S. dollars.

Interest Rates

K2 is also exposed to interest rate risk in connection with its borrowings under its $270 million revolving credit facility which bears interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. K2 is also exposed to inherent rate risk in connection with its foreign credit lines. For the $75 million of convertible senior debentures, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of March 31, 2007, K2 had $275 million in principal amount of fixed rate debt represented by the convertible senior debentures and senior unsecured notes and $116.3 million of variable rate debt represented by borrowings under the revolving credit facilities and foreign credit lines. Based on the balance outstanding under the variable rate facilities as of March 31, 2007, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.2 million on an annual basis. At March 31, 2007, up to $169.4 million of variable rate borrowings were available under K2’s $270 million revolving bank credit facility. K2 may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, as a matter of policy, K2 does not enter into derivative or other financial investments for trading or speculative purposes. As of March 31, 2007, K2 had no such derivative financial instruments outstanding.

ITEM 4.	Controls and Procedures

K2 maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was carried out under the supervision and with the participation of K2’s management, including K2’s Chief Executive Officer (K2’s principal executive officer) and Chief Financial Officer (K2’s principal financial officer), of the effectiveness of the design and operation of K2’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that K2’s disclosure controls and procedures were effective as of the Evaluation Date.

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

Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. K2 accrues for liabilities of this nature when it is probable a liability has been incurred and the amount can be reasonably estimated. At March 31, 2007 and December 31, 2006, K2 had recorded an estimated liability of approximately $0.8 million for environmental liabilities. The estimates are based on K2’s share of the costs to remediate as provided by the PRP’s consultants and in connection with a consent decree entered into in November 2004. The ultimate outcome of these matters cannot be predicted with certainty, however, and taking into consideration the recorded reserves, management does not believe these matters will have a material adverse effect on K2’s business, financial position, results of operations or prospects.

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

Since 1995, K2 has been a party to over 500 claims or lawsuits with a majority of the claims originating from the southeastern United States, with other claims and lawsuits from over 20 states. As of March 31, 2007, K2 continues to be a defendant or co-defendant in approximately 30 single family residential EIFS cases, the majority of which are pending in Alabama and Texas. K2 is also defending EIFS lawsuits involving commercial structures, townhouses, and condominiums. The vast majority of K2’s EIFS lawsuits seek monetary relief for water intrusion related property damages, although some claims in certain lawsuits allege personal injuries from exposure to mold.

To date, all litigation costs and settlements related to the EIFS claims and lawsuits against K2 have been paid by insurers, with the exception of immaterial deductibles and one partial payment by K2, for which adequate reserves were made at the time of the sale of the EIFS business, although such insurance carriers have issued “reservation of rights” letters in respect of certain claims and lawsuits. A “reservation of rights” letter refers to the notice provided by K2’s insurers that, while K2’s insurers have determined that the applicable insurance policy would cover the applicable lawsuits, the insurers preserve or “reserve” their right to withdraw from defense commitment on one or more claims if it is determined that one or more of the claims do not trigger coverage under the applicable insurance policy. Although K2’s experience with respect to EIFS claims is still evolving and it is possible that future claims and payments may vary from management’s current expectations, K2 believes that its third party insurance will be adequate to cover the anticipated costs of all remaining EIFS litigation.

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

On November 13, 2006, the U.S. Court of Appeals for the 8th Circuit (the “Eighth Circuit”) heard oral argument on the parties’ appeals and cross-appeals. On February 20, 2007, the Eighth Circuit issued its opinion and judgment affirming the judgment of the Missouri District Court in part, reversing the judgment of the Missouri District Court in part, and remanding the case to the Missouri District Court for further proceedings consistent with the Eighth Circuit’s opinion. The opinion and judgment require an approximate total payment of $9.7 million by Rawlings and K2. Specifically, the Eighth Circuit affirmed the Missouri District Court’s judgments (1) in favor of licensee on its breach of contract claim against Rawlings, (2) in favor of licensee on its tortious interference claim against K2, (3) in favor of licensee on its claim for attorneys’ fees and costs against Rawlings, (4) in favor of K2 and Rawlings on their motions to dismiss licensee’s claims pursuant to the Florida Deceptive and Unfair Trade Practices Act, and (5) in favor of K2 and Rawlings on their motions for judgment as a matter of law on licensee’s claims for punitive damages. The Eighth Circuit reversed the Missouri District Court’s judgment in favor of Rawlings with respect to the $2.1 million Speculative Profits Verdict, and remanded the case to the Missouri District Court for the entry of judgment consistent with the Eighth Circuit opinion. On March 6, 2007, K2 filed a petition for rehearing in the Eighth Circuit with respect to the Eighth Circuit’s affirmation of the Missouri District Court’s judgment in favor of licensee on the $2.5 million Tortious Interference Verdict, which was subsequently denied. As of March 31, 2007, K2 is adequately reserved for the decision by the Eighth Circuit.

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

The outcome of this matter cannot be accurately predicted. Although each of K2 and Miken believes that Miken has meritorious defenses to Wilson’s counterclaims, in the event that Miken does not prevail, it is expected that Wilson would take action against K2 for alleged acts of infringement arising after the acquisition of Miken’s assets by K2. It is further expected, that Wilson would seek the same remedies against K2 that it is currently seeking against Miken, namely compensatory damages and an injunction against the manufacture and sale of allegedly infringing bats. In such event, K2 would, among other things, be required to record an expense in the period if the loss resulting from the resolution of the matter is probable and estimable.

Other

In connection with the sale of the Anthony Pools Division, K2 received certain distributions in 1997 and 1998 from a corporation in which it held a minority interest. On March 30, 2007, K2 received a notice of liability from the Internal Revenue Service asserting transferee liability for federal income taxes of this corporation totaling $16.5 million. K2 has the right to contest the notice of liability by filing a petition in United States Tax Court or by filing a lawsuit in United States Federal District Court and intends to defend itself, by among other things, seeking contribution from other shareholders of this corporation. At this time, the IRS has declined K2’s request for any information related to this matter until such time as K2 commences litigation. In accordance with SFAS No. 5, “Accounting for Contingencies,” K2 has not recorded a liability related to this matter as it is not probable and estimable at this time.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, from which Item 1A. is hereby incorporated by reference.

ITEM 6.	Exhibits

2.1	Agreement and Plan of Merger dated as of April 24, 2007 among Jarden Corporation, K2 Merger Sub, Inc. and K2 Inc. filed as Exhibit 2.1 to Form 8-K filed April 24, 2007 and incorporated herein by reference.

4.1	Amendment dated as of April 24, 2007, to the Rights Agreement dated July 8, 1999 between K2 Inc. and Computershare Trust Company, N.A., filed as Exhibit 4.1 to Form 8-K filed April 24, 2007 and incorporated herein by reference.

10.1	First Amendment to the Amended and Restated Credit Agreement, dated as of March 19, 2007, among K2, certain of its subsidiaries parties thereto, the financial institutions named therein, as lenders, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties named therein, filed on March 20, 2007 as exhibit 10.1 to K2’s Current Report on Form 8-K and incorporated herein by reference.

10.2	Voting Agreement dated as of April 24, 2007 among Jarden Corporation and directors and executive officers of K2 Inc., filed as Exhibit 10.1 to Form 8-K filed April 24, 2007 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2 INC.
(registrant)

Date: May 3, 2007	/s/ THOMAS R. HILLEBRANDT
Thomas R. Hillebrandt Corporate Controller (Chief Accounting Officer)